Form 10QSB
period 2003-09-30
GLOBAL INTERNET COMMUNICATIONS INC
filed 2003-11-14
CIK 1222244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-103781

Global Internet Communications Inc.

(Exact name of registrant as specified in its charter)

Nevada	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2305-1050 Burrard Street,Vancouver, B.C.      V6Z 2S3

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code:    (604) 662-4665

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 2,000,000 outstanding as of November 13, 2003.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Internet Communications Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30,	February 28,
	2003	2003
	(unaudited)	(audited)
ASSETS

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accrued liabilities	$ 800	$ 300
Advances from related party (Note 3)	1,499	314

Total Liabilities	2,299	614

Contingent Liability (Note 1)

Common stock, 50,000,000 shares authorized with $0.00001 par value;
1 share issued and outstanding	1	1
Deficit Accumulated During the Development Stage	(2,300)	(615)

Total Stockholder's Deficit	(2,299)	(614)

Total Liabilities and Stockholder's Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Global Internet Communications Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	February 26,			Accumulated from
	2003	Three Months	Seven Months	February 26,
	(Date of Inception)	Ended	Ended	2003
	to September 30,	September 30,	September 30,	to February 28,
	2003	2003	2003	2003
	(unaudited)	(unaudited)	(unaudited)	(audited)

Revenue	$ -	$ -	$ -	$ -

Expenses
Accounting and audit	1,500	1,200	1,200	300
Legal and organizational costs	577	-	262	315
Office	223	223	223	-

Total expenses	2,300	1,423	1,685	615

Net loss for the period	$ (2,300)	$ (1,423)	$ (1,685)	$ (615)

Net loss per share - basic		$ (1,423)	$ (1,685)	$ (615)

Weighted average shares outstanding		1	1	1

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements.

Global Internet Communications Inc.
(A Development Stage Company)
Statements of Cash Flow
(expressed in U.S. dollars)

	Accumulated from		Accumulated
	February 26		from
	2003	Seven Months	February 26,
	(Date of Inception)	Ended	2003
	to September 30,	September 30,	to February 28,
	2003	2003	2003
	(unaudited)	(unaudited)	(audited)

Cash Flows to Operating Activities

Net loss for the period	$ (2,300)	$(1,685)	$ (615)

Changes in operating assets and liabilities

Accrued liabilities	800	500	300
Advances from related party	1,499	1,185	314

Net cash used in operating activities	(1)	-	(1)

Cash Flows To Investing Activities	-	-	-
Cash Flows From Financing Activities

Proceeds from issuance of common stock	1	-	1

Net cash provided by financing activities	1	-	1

Change in cash and cash equivalents	-	-	-

Cash and cash equivalents - beginning of the period	-	-	-

Cash and cash equivalents - end of the period	$ -	$ -	$ -

Non-Cash Financing Activities	$ -	$ -	$ -

Supplemental Disclosure

Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Global Internet Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

1. Nature Of Operations And Continuance Of Business

The Company was incorporated under the laws of the State of Nevada on February 26, 2003 and is a development stage company, currently based in Vancouver, B.C., Canada. The Company was formed, solely for the purpose of effecting the change of domicile of its parent company. To date, the Company has not conducted any activities other than those related to its formation and has not generated any revenue or profitable operations since inception.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise further equity financing or sell any of its products at a profit. There is a substantial doubt regarding the Company's ability to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Year End

The Company's fiscal year end is December 31.

(b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(c) Comprehensive Income

SFAS No. 130 establishes standards for reporting comprehensive loss and its components in financial statements. As at September 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(d) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(e) Accounting for Stock-Based Compensation

The Company does not have a stock option plan and has not previously issued stock in exchange for goods and services provided to the Company. The Company will account for stock issued for services to non-employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

(f) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

2. Summary of Significant Accounting Policies (continued)

(g) Financial Instruments

The Company has the following financial instruments: accrued liabilities and advances from related party. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

(h) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The adoption of this standard will not have a material effect on the Company's financial position and results of operations.

FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

(i) Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessary indicative of the results expected for a full year or for any future period.

3. Related Party Balance

The balance of $1,499 due to the parent company is non-interest bearing, unsecured and due on demand.

4. Pending Business Combination

In September 2003, the Company announced plans to merge with Global Internet Communications, Inc., a Canadian domiciled company. The articles of merger were filed on October 2, 2003. The conversion merger will be accounted for as a transaction between entities under common control.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), acquisitions of other business interests and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

The Company was formed on February 26, 2003 as a Nevada corporation, solely for the purpose of effecting the change of domicile and the conversion transaction between Global Internet Communications Inc., a Canadian domiciled company and Global Internet Communications Inc., a Nevada registered company. During the reporting period the company did not transact any business other that the matters related to the merger with Global Internet Communications, Inc, the Canadian domiciled company. On September 29, 2003 the Company received shareholder approval to complete the transaction and filed articles of merger with the Nevada Secretary of State on October 4, 2003. The business of the Company is now the businesses previously conducted by the Canadian domiciled company.

Our business is based upon the license from KyxPyx Technologies. The rights granted under the license are limited to three (3) years from December 31, 2000, the date of execution of the License, with an option by the Company to extend for another (3) three years. There are no renewal fees during this second term. At the end of the second three (3) year period, the license terminates unless a new agreement is negotiated and entered into by the parties.

We are presently marketing and selling an alternative media streaming system as a one broadcast server solution, enabling pharmaceutical companies the ability to broadcast competing formats from a single broadcasting server. We are marketing the server software as a stand-alone product to prospective clients in the pharmaceutical industry as a download from our web site at http://www.alphasee.com.

The strategy relies on the effective implementation of a limited Internet based marketing campaign. The goal of our marketing campaign is to increase awareness of our company and the benefits of our product. We intend to purchase advertising space in industry specific newsletters, listing our company in industry directories, joining banner exchange networks, disseminating a Company newsletter with industry and product information, and purchasing search terms on various search engines such as Overture. We will upgrade our website's appearance and functionality to coincide with our strategic objectives and utilize independent dissemination providers for our newsletter.

The second phase of our marketing strategy is a modest public relations based campaign. We will utilize consultants to establish and maximize our exposure in trade and industry and rely on media map to organize and increase the efficiency of our communication with the media. Though this limited plan of operations has allowed us to maintain tight control over our capital expenditures to date the strategy has not resulted in sales.

As of September 30, 2003, we had $0 in cash and cash equivalents. Losses from operations may continue in the future as we increase our marketing efforts. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if profitable, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

As of October 4, 2003 we had no long-term debt and working capital of $90,924, which is sufficient to pay ongoing operating expenses over the next twelve months. Though we intend on very limited operations ongoing operating expenses may require additional capital thereafter to sustain operations. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Employees and Consultants

We are in the start up phase with respect to our business and our executive officer is not bound by an employment agreement. Mr. Rory O'Byrne, accepted the positions of President, Chief Executive Officer and Director and Kelly Myers assumed the position of Chief Technology Officer and Secretary on February 26, 2003. Mr. O'Byrne and Mr. Myers devote less than 25% of their time to our business. It is anticipated that we will need to add additional, sales, marketing, and technical staff in the future in order to realize our business objectives.

Office and Properties

The Company has a non-arms length verbal agreement with Hampton Financial Partners for office space, including phone lines, mail services, and web site hosting services. The principal terms allow for the use of the premises and facilities on a month-to-month basis. As of December 31, 2002 the monthly rent is set at $335 for office rent and web site hosting. A director of Hampton Financial Partners is Rory O'Byrne, President and CEO of the Company.

Item 3. Controls and Procedures.

Rory O'Byrne, our Principal Executive Officer and our Principal Financial Officer has established and is currently maintaining disclosure controls and procedures for us. The disclosure controls and procedures have been designed to ensure that material information relating to us is made known to him as soon as it is known by others within our organization.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and have concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls of subsequent to the date of the previously mentioned evaluation.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On September 5, 2003, our Form S-4 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-103781 which registered 2,000,000 shares of common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description Page No
2.1	S-4 Registration Statement (Incorporated by Reference)
31.1	Section 302 Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2003.

GLOBAL INTERNET COMMUNICATIONS INC. (Registrant)

BY:	/s/ Rory O'Byrne Rory O'Byrne, Principal Executive Officer and Principal Financial Officer