Form 10KSB
period 2003-12-31
GLOBAL INTERNET COMMUNICATIONS INC
filed 2004-03-30
CIK 1222244

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] For the transition period from _________________ to __________________

Commission file number: 333-103781

Global Internet Communications Inc.
(Exact name of Registrant as specified in its charter)

Nevada                               N/A
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

2305-1050 Burrard Street
Vancouver, B.C. Canada V6Z 2S3
(Address of principal executive offices)

(604) 928-2799
Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Exchange Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X                No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)         $3,314,500 as of March 22, 2004
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
1,447,000 Common Shares as of March 22, 2004

TABLE OF CONTENTS

                                                Page

ITEM 1: DESCRIPTION OF BUSINESS                                                                                                                                     3
ITEM 2: DESCRIPTION OF PROPERTY                                                                                                                                    5
ITEM 3: LEGAL PROCEEDINGS                                                                                                                                                5
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   5
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                              6
ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                   7
ITEM 7: FINANCIAL STATEMENTS                                                                                                                                        11
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES                                                                                                                                       12
ITEM 8A: CONTROLS AND PROCEDURES                                                                                                         12
ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                                                                          12
ITEM 10: EXECUTIVE COMPENSATION                                                                                                                                15
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS                                                                                                          16
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                           17
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                                                                                              18
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                              18

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Overview of the Industry

The pharmaceutical industry is comprised of companies that research, develop and market medical products and services. Many companies employ people in clinical research, development, testing, administration, marketing and sales. With the advent of business-to-business solutions many companies share information with partners and competitors alike and transact business across networks and other communication mediums.

There has been a growing emphasis and acceptance by both U.S. regulatory agencies and the pharmaceutical industry of direct-to-consumer marketing (DTC). Until recently, marketing was permitted only to physicians and pharmacists. However, the Food and Drug Administration began relaxing advertising restrictions in 1997 (FDA, Department of Health and Human Services, August 1997 ) and DTC advertising budgets have grown steadily, targeting not only the end consumer but health care officials also (Source: http://stas.bls.gov/datahome.htm and Blue Cross Blue Shield).

Media Streaming - Industry Overview and Technology Comparisons

Historically, internet file transfer required the downloading of all the data before the user could view the content. However, because media files including audio and video contain more data than conventional text or simple graphics files, downloads proved time consuming. Streaming emerged as an economical and efficient way of sending information.

Two media distribution systems evolved and are in general use: downloaded media and streaming media. Downloaded media systems do not enable the viewer to view the content during the transmission or broadcast. Viewers must wait until the transmission is completed prior to viewing or listening to the images and sound. This is similar to needing to record a television program before being able to view it. Streaming systems, conversely, allow a viewer to view media content during transmission, akin to conventional television and radio broadcasting. The licensed system we acquired the rights to is a media streaming system.

The established competition (Legacy streaming systems) use technology that is optimized so that the fewest pieces of information are needed in order to reconstruct a representation of the original information. These formats, such as MPEG 1, 2, and 4 (Moving Picture Experts Group the abbreviation for a family of International Standards used for coding audio-visual information in a digital compressed format) are able to compress large amounts of information into each electronic part, also referred to as packets. This compression rate is achieved by interframe coding. This means that only differences between successive frames are recorded which means a reference frame is needed that the differences are applied towards. (Source: Moving Pictures Expert Group)

In order for the original sound and images to be correctly displayed, the packets must be formatted for transmission rates that the media streaming system expects to have available. The transmission rates that were specified in MPEG are continuous, reliable, and reproducible however, Internet transmission rates are not always continuous, reliable or reproducible. (Source: International Organization for Standardization)

The Internet's lack of transmission stability can result in the loss of some of these packets during transmission from broadcaster to viewer. This is referred to as packet loss. Because these formats compress large amounts of data per packet the loss of packets can have a detrimental effect when the data is reconverted into the original sound and images.

Legacy systems use several technical innovations to overcome this loss of data, including caching. This means that several parts of data are stored on the viewer's computer prior to being displayed just in case packets are lost in transmission. Conceptually this is similar to downloaded media systems except that only a portion of the broadcast needs to be downloaded prior to viewing. While this overcomes some of the detrimental effect of data loss, it results in a delay prior to viewing. This delay is referred to as buffering.

The licensed system we acquired is different in the manner in which the sounds and images are converted and the method in which they are transmitted. We convert images using single image JPEG instead of multi image (interframe) coded MPEG. Compared with the high compression MPEG legacy systems our JPEG based technology requires a greater number of packets of data to be sent in order to reconstruct the original content. However, unlike interframe coded MPEG, the presentation of one packet of data is not dependent on the availability of a preceding or following reference packet. Thus the loss of any one packet of JPEG encoded data is not detrimental to the display of any other packet. This is of consequence when transmitting data through an unstable transmission medium like the Internet where packet loss is frequent.

We rely on the illusion of movement or persistence of vision to compensate for the loss of packets. In order to maintain a quality representation of the original content we display a rapid sequence of single JPEG images in a manner that is similar in effect to film.

This alleviates the need to cache data and consequent buffering. Without the delays associated with buffering, we are able to offer a product that enables sub-second multi-channel switching.

Competition

The market for media delivery over the Internet is relatively new, constantly changing and intensely competitive and more companies are entering the market for, and expending increasing resources to develop media delivery software and services. We expect that competition will intensify. All of our current competitors have longer operating histories, greater name recognition, more technical personnel, and significantly greater financial resources. Additionally, new competitors with potentially unique or more desirable products or services may enter the market. Price concessions or the emergence of other pricing or distribution strategies or technology solutions of competitors may diminish our revenues, impact our margins or hinder our growth in market share, any of which will harm our business.

Numerous companies compete in the media streaming industry. Companies like Microsoft, Real Networks and Apple are the principal participants however; other smaller companies also vie for market share. Although we shall compete with all of these companies our principal competition will arise from those smaller companies including Digital Fountain, Streaming 21 and Telestream. The market and financial strengths of these competitors, while less than the principal participants in the industry, are substantially more significant when compared to our market and financial strengths.

Our principle competitive advantages are our ability to transmit content in such a manner as to enable multi channel switching and ensure a reasonable representation of the original media during bandwidth fluctuations. This advantage however, is limited to those users of broadband Internet only.

Letter of Intent to Acquire ProUroCare

Management has evaluated other business interest which includes evaluating other businesses and technology opportunities and making arrangements to acquire one that is consistent with our expertise and business interests. As a result, on February 19, 2004 we filed a Current Report on Form 8-K to disclose that we signed a letter of intent to acquire ProUroCare Inc. ProUroCare is an early-stage company formed to develop and market innovative products for the detection and treatment of male urological prostate disease. ProUroCare’s first product is designed to significantly improve prostate examination and screening. ProUroCare’s second product is in the development stage and it designed to deliver a therapeutic microwave treatment of prostate disease.

In the proposed transaction outlined in the non-binding letter of intent, we will form a wholly-owed subsidiary to merger with ProUroCare. ProUroCare shareholders would then be issued shares constituting approximately 84% of our outstanding common stock after the proposed merger, in exchange for all of the issued and outstanding shares of ProUroCare. Upon completion of the proposed merger, ProUroCare officers and directors would replace our officers and directors. The contemplated transaction is not final and is subject to final negotiation and execution of a definitive merger agreement.

Employees

We are in the start up phase with respect to our business and our executive officer is not bound by an employment agreement. Mr. Raymond John Demman accepted the positions of President, Chief Executive Officer, and Director on February 16, 2004. Mr. O’Byrne, our former President, Chief Executive Officer and Director, resigned from those respective positions on February 16, 2004. Mr. Myers, our former Secretary and Chief Technology Officer, resigned from those respective positions on January 1, 2004. Mr. Voorhees and Mr. Campbell, former directors, each resigned from their position on the board also on January 1, 2004. It is anticipated that we will need to add additional, sales, marketing, and technical staff in the future in order to realize our business objectives.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We hold a worldwide, exclusive non-transferable non-assignable license with KyxPyx Technologies, Inc., a private British Columbia corporation, to use their media streaming technology.

Research and Development

We did not incur and research and development expenditures during the fiscal year ended December 31, 2003.

Government Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

ITEM 2: DESCRIPTION OF PROPERTY

Currently, we do not own any real estate, plant and equipment or patents.

ITEM 3: LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against the Company, its officers, directors, controlling shareholders or affiliates that we believe are of a material nature or that could negatively affect the net worth of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 2003, our Form S-4 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-103781 which registered 2,000,000 shares of common stock.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently quoted for trading on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol "GICI.OB."

The following table sets forth the range of high and low bid quotations for the Company’s Common Stock for the last quarter of the fiscal year ending December 31, 2003 as reported by the NASD OTCBB. The Company’s common stock did not become quoted for trading on the OTC Bulletin Board until the last quarter of the fiscal year ending December 31, 2003. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
December 31, 2003	0.50	0.48

Penny Stock

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of March 22, 2004, there were 26 holders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Recent Sales of Unregistered Securities

Subsequent to the reporting period, we issued 500,000 shares of our common stock to Raymond John Demman. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

                      1.   we would not be able to pay our debts as they become due in the usual course of business; or

                      2.   our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

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

Our business is based upon the acquisition of a worldwide, exclusive non-transferable non-assignable license with KyxPyx Technologies, Inc., a private British Columbia corporation, to use their media streaming technology. The license restricts our rights to sublicensing the technology to companies within the pharmaceutical industry only. Media streaming refers to Internet distribution systems that transmit sounds and images from broadcaster to viewer. Streaming is similar to conventional television or radio broadcasting in that sounds and images are converted into electrical signals (transmission formats) and transmitted from broadcasters to viewers where they are in turn reconverted into the original sounds and images. The licensed media streaming system is comprised of two components: (1) a broadcast server referred to as KasterBlaster, and (2) a transmission format, referred to as KPX. The two combined components enable the system's prime feature: multi-channel switching. Multi-channel switching allows viewers the ability to switch between several different program channels of video or audio content in a near instantaneous manner (near instantaneous refers to sub-second response time). Program channels refer to separate and distinct content whether it is audio or video.

We have received the broadcasting component of our licensed media streaming technology. This broadcast server software is marketed as a stand-alone product through our web site. KyxPyx Technologies has completed the transmission format of the media streaming technology but has yet to overcome the technical hurdles of synchronizing the audio with the video in the format. Until the audio / video synchronization deficiency is overcome we will be relegated to broadcasting other software provider's encoded content. Specifically, broadcasting legacy formatted audio / video content. Though the applications are not effected by the software's synchronization deficiencies, the deficiency does reduce our ability to compete with other software providers that do not suffer from synchronization limitations. KyxPyx has not overcome the technical hurdles and have advised that there can be no certainty that they will be able to do so.

We market our product as another means for pharmaceutical companies to disseminate information. Each individual company determines the use of the product according to their respective needs. However, the following represent potential uses and applications of our technology within the pharmaceutical industry. We do not engage in nor assist in the disposition of these services. Our sole source of revenue generation stems from the sale of the licensed media streaming technology. The potential uses for our product by the pharmaceutical industry include: 1.) Disseminating information within pharmaceutical companies. The possible applications include remote training, continuing education and messaging. 2.) Disseminating information from within the pharmaceutical company to outside companies. Possible applications include research collaboration, product marketing and job recruitment. 3.) Disseminating product and service information to consumers. Possible applications include direct-to-consumer (DTC) advertising, marketing campaigns and continuing education.

The rights granted under the license are limited to three (3) years from December 31, 2000, the date of execution of the License, with an option by the Company to extend for another (3) three years. There are no renewal fees during this second term. At the end of the second three (3) year period, the license terminates unless a new agreement is negotiated and entered into by the parties. On December 31, 2003, we renewed the License for another three year period.

The first phase of our marketing campaign is to market our product through the effective implementation of a limited Internet based marketing campaign. The goal of our marketing campaign is to increase awareness of our company and the benefits of our product. We intend to purchase advertising space in industry specific newsletters, listing our company in industry directories, joining banner exchange networks, disseminating a Company newsletter with industry and product information, and purchasing search terms on various search engines such as Overture.

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

Given these difficulties associated with KyxPyx, we have been delayed in implementing our plan of operations. In addition, management has evaluated other business interest which includes evaluating other businesses and technology opportunities and making arrangements to acquire one that is consistent with our expertise and business interests.

Assets

As of December 31, 2003, we had $105,980 in cash and cash equivalents. Subsequent to the reporting period, we paid a consultant in connection with merger and acquisition preparation, including ascertaining the location and merits of prospective business opportunities or technologies. These consulting fees were due and paid upon our signing of a letter of intent with ProUroCare. As a result, our cash and cask equivalents have significantly decreased after the end of the reporting period. Losses from operations may continue in the future as we increase our marketing efforts and seek to finalize the acquisition of other business and technology opportunities.

Liabilities and Stockholders’ Equity

As of December 31, 2003 we had current liabilities in the amount of $11,660 and working capital of 91,820. As a result of expenditures associated with the potential acquisition of ProUroCare, we currently do not have sufficient resources to pay ongoing operating expenses over the next twelve months. Although we intend on very limited operations, ongoing operating expenses will require additional capital thereafter to sustain operations. Management expects to seek financing through the issuance of equity in a private transaction. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures. At the present time, we do not have any formal commitments for financing and can not give any assurance that we will be able to secure any financing.

Results of Operations

We have not generated any revenue from operations and there is no guarantee that we will be able to generate revenues in the future. Our software licensor, KyxPyx Technologies has delivered component one of our licensed software (broadcast server). However, they have not delivered component two (transmission format) of the licensed technology as scheduled. Therefore, we have not been able to commence operations during the reporting period. We expect to commence sale of this product at such time when KyxPyx Technologies delivers component two (transmission format) of the licensed technology.

For the year ended December 31, 2003, we incurred a net loss of $26,255, which represents a loss of $0.01 oer share.

Liquidity and Capital Resources

As of December 31, 2003, we had $105,980 in cash and cash equivalents. As a result of consulting fees that were due and paid upon our signing of a letter of intent with ProUroCare, our cash and cash equivalents have significantly decreased after the end of the reporting period. On February 2, 2004, Hampton Financial Partners Inc. released and forever discharged us of $11,660 in debt owed to Hampton Financial Partners and to our Former President.  In connection with a consultin agreement entered into in January 2004, we paid a consultant $95,000 olus $7,665 of expenses for their efforts in assisting us in signing the letter of intent with ProUroCare.

Our management believes that we will require additional capital to continue operations. We intend on very limited operations until such time that we receive additional capital. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that the Company has incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2003, we had an accumulated deficit of approximately $79,423.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

Critical accounting policies are discussed in Note 2 to the Consolidated Financial Statements and include policies for revenue recognition.

Revenue Recognition

We will recognize revenue pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements."

We will account for the licensing fees on a gross basis pursuant to the requirements of Emerging Issues Task Force No. 99-19 (EITF 99-19).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

ITEM 7: FINANCIAL STATEMENTS

ITEM 7         Financial Statements

The following financial statements, financial statement schedules and supplementary date are included:

F-1        Independent Auditors’ Report

Audited Financial Statements:

F-2        Consolidated Balance Sheet –December 31, 2003 and December 31, 2002

F-3        Consolidated Statements of Operations – Years December 31, 2003 and December 31, 2002

F-4        Consolidated Statements of Cash Flows - Years December 31, 2003 and December 31, 2002

F-5        Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss – Years December 31, 2003 and December
                                       31, 2002

F-6        Notes to Consolidated Financial Statements

MANNING ELLIOTT                                                                                  11TH FLOOR, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS                                                                                    Phone: 604.714.3600  Fax:  604.714.3699  Web:  manningelliott.com

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Directors
of Global Internet Communications, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Global Internet Communications, Inc. (A Development Stage Enterprise) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows accumulated for the period from October 22, 1998 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Global Internet Communications, Inc. (A Development Stage Enterprise), as of December 31, 2003 and 2002, and the results of its operations and its cash flows accumulated for the period from October 22, 1998 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002 in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has conducted operations at a loss since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 23, 2004

F1

Global Internet Communications, Inc.
(A Development Stage Company)
Balance Sheets
As at December 31, 2003 and 2002
(Expressed in US dollars)

2003 2002
Assets

Current Assets

Cash	$105,980	$96,987
Prepaid Expenses	-	-

Total Assets	$105,980	$96,987

Liabilities and Stockholders’ Equity

Current Liabilities
Accrued Liabilities	$2,500	$3,813
Advances From Related Parties (Note 6)	11,660	7,954

Total Liabilities	14,160	11,767

Contingent Liability (Note 1)

Stockholders’ Equity

Common stock; 50,000,000 shares authorized with $0.00001 par value; 2,000,000 and 2,000,000 shares issued and outstanding, respectively	20	20

Additional Paid In Capital	100,639	100,638

Donated Capital (Note 6(c))	70,584	37,730

Deficit Accumulated During The Development Stage	(79,423)	(53,168)

Total Stockholders’ Equity	91,820	85,220

Total Liabilities And Stockholders’ Equity	$105,980	$96,987

The accompanying notes are an integral part of these financial statements.

F2

Global Internet Communications, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

Accumulated from October 22, 1998 (Date of Inception) to December 31 Year ended December 31
2003 2003 2002

Revenue	$-	$-	$-

Expenses
Consulting (Note 6(c))	69,614	32,854	28,656
Foreign exchange loss (gain)	(13,619	(15,233)	1,675
Interest and bank charges	189	102	87
Office	387	223	164
Professional fees	15,930	8,086	7,600
Rent (Note 6(d))	8,937	2,211	3,820
Telephone	314	68	114
Web design	743	17	-
Less: Interest income	(3,072	(2,073)	(999)

	79,423	26,255	41,117

Net loss	(79,423	(26,255)	(41,117)

Basic and diluted net loss per share		(0.01)	(0.02)

Weighted average shares outstanding		2,000,000	1,803,000

The accompanying notes are an integral part of these financial statements.

F3

Global Internet Communications, Inc.
(A Development Stage Company)
Statement of Cash Flow
(Expressed in US dollars)

Accumulated from October 22, 1998 (Date of Inception) to December 31 Year ended December 31
2003 2003 2002
Operating Activities

Net Loss	$(79,423)	$(26,255)	$(41,117)

Adjustment to reconcile net loss to cash

Value of services donated by related parties	70,584	32,854	28,656

Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	19
Increase (decrease) in accounts payable and accrued liabilities	2,500	(1,313)	3,807

Net Cash Provided By (Used In) Operating Activities	(6,339)	5,286	(8,635

Financing Activities

Advances from Related Parties	11,660	3,706	4,988
Proceeds from Issuance of Common Stock	100,659	1	100,000

Net Cash Provided By Financing Activities	112,319	3,707	104,988

Increase in Cash and Cash Equivalents	105,980	8,993	96,353

Cash and Cash Equivalents – Beginning of Year	-	96,987	634

Cash and Cash Equivalents – End of Year	$105,980	$105,980	$96,987

Non-Cash Financing Activities	$-	$-	$-

Supplemental Disclosure

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

F4

Global Internet Communications, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
From October 22, 1998 (Date of Inception) to December 31, 2003
(Expressed in US dollars)

Deficit Accumulated Total Common Stock Additional During he Stockholders’
Par Value Paid In Donated Development Equity
Shares (0.00001) Capital Capital Stage (Deficiency )

Balance on October 22, 1998 (Date of inception)	-	$-	$-	$-	$-	$-
	1,000	-	6	-	-	6
Common stock issued for cash

	1,000	-	6	-	-	6
Balance on December 31, 1998 and 1999

Common stock issued for cash	1,000,000	10	642	-	-	652

Common stock cancelled	(1,000)	-	-	-	-	-

Consulting and professional fees	-	-	-	3,181	-	3,181

Net loss for the year	-	-	-	-	(3,165)	(3,165)

Balance on December 21, 2000	1,000,000	10	648	3,181	(3,165)	674

Consulting and web design	-	-	-	5,893	-	5,893

Net loss for the year	-	-	-	-	(8,886)	(8,886)

Balance on December 21, 2001	1,000,000	10	648	9,074	(12,051)	(2,319)

Common stock issued for cash	1,000,000	10	99,990	-	-	100,000

Consulting	-	-	-	28,656	-	28,656

Net loss for the year	-	-	-	-	(41,117)	(41,117)

Balance on December 21, 2002	2,000,000	20	100,638	37,730	(53,168)	85,220

Common stock issued for cash	1	-	1	-	-	1

Common stock cancelled	(1)	-	-	-	-	-

Consulting	-	-	-	32,854	-	32,854

Net loss for the year	-	-	-	-	(26,255)	(26,255)

Balance on December 31, 2003	2,000,000	20	100,639	70,584	(79,423)	91,820

The accompanying notes form an integral part of these financial statements.

F5

Global Internet Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

1.     Nature Of Operations And Continuance Of Business

The Company was incorporated under the laws of the State of Nevada on February 26, 2003 and is a development stage company, currently based in Vancouver, B.C., Canada. The Company was formed, solely for the purpose of effecting the change of domicile of its parent company. The Company's sole business activity involves the marketing of a licensed video streaming technology to the pharmaceutical industry.

The Company's shares trade on the OTC Bulletin Board under the symbol GICI. On October 2, 2004 the Company filed and received articles of merger in the state of Nevada for the merger with its parent company, Global Internet Communications, Inc., a Canadian domiciled company (GIC Canada). Following the merger, the business of the Company is the businesses previously conducted by GIC Canada. These financial statements reflect operations since inception of GIC Canada on October 22, 1998.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise further equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

The Company has working capital of $91, 820 as at December 31, 2003. After the forgiveness of debt of $11,660 and the consulting services paid of $102,665 the Company will not have enough working capital to continue operations over the next twelve months.
Management intends to overcome their lack of working capital by scaling down their operations until such time that financing can be secured. At the present time, the Company does not have any formal commitments for financing and can not give any assurance that they will be able to secure any financing. Management expects to seek financing through the issuance of equity in a private transaction.

2.     Summary Of Significant Accounting Policies

(a)   Year End

The Company's fiscal year end is December 31.

(b)   Cash and Cash Equivalents

Cash and cash equivalents presented in the financial statements, include short-term investments with maturities of three months or less at the time of purchase.

(c)   Concentration of Credit Risk

 Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with high credit quality financial institutions.

(d)    Foreign Exchange

 Current monetary assets and liabilities of the Company which are denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at rates of exchange prevailing on the transaction dates. Exchange gains or losses on the realization of current monetary assets and the settlement of current monetary liabilities are recognized currently to operations.

F6

Global Internet Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.    Summary Of Significant Accounting Policies (continued)

(e)   Revenue Recognition

The Company will recognize revenue pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements."

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable.

The Company will account for the licensing fees on a gross basis pursuant to the requirements of Emerging Issues Task Force No. 99-19 (EITF 99-19).

When determining whether to utilize gross or net recognition of license fees, the Company will consider the following criteria. The Company is the primary obligor to the transaction, the Company has full pricing latitude, the Company can modify the product specifications as it sees fit, the Company will perform part of the service to the end customer, the Company carries sole risk of physical inventory loss, the Company realizes full credit risk, and commission is not fixed.

In determining the terms of our licensing agreement we examined the terms that were standard in the industry at the time. Our main pricing is structured on a schedule through either a pay-per-use or on a licensing basis. The pay-per-use pricing structure will require pharmaceutical broadcasters to pay the Company for the service based on the exact number of viewers and their accumulated viewing time connected to the broadcast. Fees range from $10 per hour for 10 or less viewers to $2,500 per hour for broadcasts with more than 5,000 viewers.

The product will also be offered on a license basis. The license of the product to pharmaceutical companies will be based upon the number of viewers they anticipate will be viewing the broadcast and the duration of the license. Although the Company has not yet determined a set cost structure for the license, we anticipate annual fees ranging from $6,000 to $7,000 for 300 to 400 simultaneous viewers with graduated increases depending on the number of viewers over 400. The Company anticipates recognizing net income in the second quarter 2004.

(f)    Comprehensive Income

SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. As at December 31, 2003 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)   Basic and Diluted Net Income (Loss) per Share

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

F7

Global Internet Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.    Summary Of Significant Accounting Policies (continued)

(h)   Accounting for Stock-Based Compensation

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

(i)     Use of Estimates

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

(j)     Financial Instruments

The Company has the following financial instruments: cash, accrued liabilities, and advances from related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

(k)   Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

F8

Global Internet Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.     Summary Of Significant Accounting Policies (continued)

(k)   Recent Accounting Pronouncements (continued)

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

3.     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

4.     License

On December 31, 2000, the Company entered into a worldwide, exclusive, non-transferable, non-assignable license agreement with KyxPyx Technologies, Inc. ("KyxPyx"), a private affiliated company based in British Columbia, Canada. The Company will market and sell via the internet, KyxPyx's internet streaming video technology to the pharmaceutical industry.

The Company will pay KyxPyx royalties as follows:

(a)    5% of net income after tax on the first $1,000,000;
(b)    3% of net income after tax on the following $3,000,000;
(c)    2% of net income after tax on the following $5,000,000; and
(d)    1% of net income after tax above $9,000,0000

F9

Global Internet Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

4.     License

The license agreement was renewed on December 31, 2003 and expires on December 31, 2006.

GIC is affiliated with the licensor, KyxPyx Technologies. The companies' share a common officer in Kelly Myers who acts as GIC's Secretary and Chief Technology Officer and the President, CEO and director of KyxPyx Technologies'. Mr. Myers owns 21.8% of KyxPyx and 0.05% of GIC. The license agreement was entered into when Rory O'Byrne, the current President of the Company, was a director and the interim President of KyxPyx and the CEO of the Company. At the time Mr. O'Byrne owned 21.8% of KyxPyx Technologies and 75.0% of GIC. As of the balance sheet date he owned 0.0% KyxPyx Technologies and 45.0% of GIC. Subsequent to December 31, 2003 there is no affiliation due to the resignations by Myers and O’Byrne from the Board of Directors of the Company and the disposition of their shares.

5.    Common Stock Warrants

During the 2002 fiscal year, the Company issued 1,000,000 units at a price of $0.10 per unit pursuant to a Regulation A Offering to raise $100,000. Each unit consisted of one share of common stock and one share purchase warrant to purchase an additional share at a price of $0.125 until March 11, 2003, and thereafter at a price $0.15 until expiry on March 11, 2004.

6.     Related Party Transactions/Balances

(a)   The balance of $1,400 (December 31, 2002 - $1,196) due to the President of the Company is non-interest bearing, unsecured and due on demand. This amount  was forgiven on February 3, 2004 and the forgiveness will be treated as additional paid in capital.

(b)    The balance of $10,260 (December 31, 2002 - $6,758) due to a company with common directors and officers is non-interest bearing, unsecured and due on demand. This amount was forgiven on February 3, 2004 and the forgiveness will be treated as additional paid in capital.

(c)     Consulting services of $32,854 (2002 - $28,656) were donated by the President of the Company during the year and treated as donated capital. Value of services donated is calculated based on fair value.

(d)     Rent of $2,211 (2002 - $3,820) was paid to a company with common directors and officers during the year.

(e)     At the time the license referenced in Note 4 was executed GIC and KyxPyx were related by common principal shareholders. At the balance sheet date
          GIC’s Secretary and CTO was the CEO, Director and a principal shareholder of KyxPyx.

7.     Subsequent Events

      (a)   On January 1, 2004, Kelly Myers resigned as our Secretary and Chief Technology Officer. Burton Voorhees and Colin Campbell submitted their resignations to our Board of Directors. On February 16, 2004, Rory O’Byrne appointed R.J. Demman as Chief Executive Officer, Chief Financial Officer,
                  and as a member of the Board of Directors and Mr. O’Byrne then tendered his resignation as Chief Executive Officer, Chief Financial Officer, and as a
                  member of the Board of Directors.

        (b)    On February 2, 2004, Hampton Financial Partners Inc., released and forever discharged the Company of $11,660 in debt owed to Hampton Financial
                  Partners and to the previous President of the Company.

F10

Global Internet Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

7.       Subsequent Events (continued)

         (c)   On January 30, 2004, the Company signed a letter of intent to acquire Pro Uro Care Inc. Pro Uro Care Inc. is an early-stage company formed to develop and market innovative products for the detection and treatment of male urologic prostate disease. In conjunction with the signing of the letter of intent the Company appointed R.J. Demman as its President and Chief Executive Officer. On March 11, 2004, the Company issued 500,000 shares to
                      R.J. Demman for $5,000.

         (d)   In February, the Company paid consulting services of $95,000 plus $7,665 of expenses in connection with a consulting agreement dated January 5,
                      2004. The agreement is for a period of six months. The consultant is engaged to provide services in connection with the merger with or acquisition of a business or technology. The consultant has no other relationship to the Company, Pro Uro Care Inc. or R.J. Demman.

          (e)   On March 5 2004, the Company canceled 1,053,000 shares held by the previous officers and directors of the Company leaving 1,447,000 shares issued.

F11

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any change of disagreements with our auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Rory O’Byrne, the Company's Former Chief Executive Officer and Former Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9:     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                                      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our officers and directors, their ages and their present positions with the Company as of December 31, 2003. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Position Held with the Company	Age
Rory O’Bryne	Former Director, Chief Executive Officer, Chief Financial Officer	40
Colin Campbell	Former Director	57
Burton Voorhees	Former Director	60
Kelly Myers	Former Secretary	26

Subsequent to the reporting period on February 16, 2003, Mr. Raymond John Demman accepted the positions of President, Chief Executive Officer, and Director. Mr. O’Byrne, our former President, Chief Executive Officer and Director, resigned from those respective positions on February 16, 2004. Mr. Myers, our former Secretary and Chief

Technology Officer, resigned from those respective positions on January 1, 2004. Mr. Voorhees and Mr. Campbell, former directors, each resigned from their position on the board also on January 1, 2004.

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Raymond John Demman has over the last five years served as the Vice President of Casino Marketing for Hard Rock Hotel and Casino.

Set forth below is a brief description of the background and business experience of each of our former executive officers and directors.

Rory O’Bryne graduated from Marin Academy in San Rafael, California and went on to obtain his Bachelor of Arts Degree in Political History at the University of Victoria in British Columbia, Canada. Thereafter, he graduated with Honors in Law, specializing in Intellectual Property and International Trade and Finance at University College in the United Kingdom. Mr. O'Byrne has been involved in the finance and merchant banking industries since his graduation from law school and has worked internationally in Hong Kong with Pacific Rim Ventures Inc., in Osaka, Japan with Fujita Kenshikukaisha and in San Francisco, California with Trilogy Capital. From January 1996 to November 1999 he was as a Director for Vista Financial in Vancouver, Canada. Vista Financial is a consulting firm specializing in the areas of corporate finance and legal issues. His duties included financial and legal consulting to companies in the startup and development phases of their operations. From November 1999 he has been Director and Officer of Hampton Financial Partners Inc. in Vancouver, Canada. Hampton Financial Partners is a financial services and market research firm. As an officer of the company his duties have included consulting and raising funding for venture capital projects. From April 2000 through May 2001 he served as interim President of KyxPyx Technologies Inc. His duties there included helping to secure financing for the development of the KyxPyx streaming video technology and directing corporate development From May 2001 until the present he has devoted his time to both the formation and development of Global Internet Communications, the management of Hampton Financial Partners and legal consulting. Mr. O'Byrne devotes approximately 40 hours per month on work for the company.

Colin Campbell obtained his Bachelor of Science Degree (Honors) at Monash University in Victoria, Australia in 1967, specializing in botany, biochemistry, zoology and comparative physiology. In 1974, he obtained his Ph.D. in paleaontology from the University of California, Berkley in paleontology. In 1996, he attended the Australian National University and obtained a Graduate Diploma in Law, with a specialization in environmental law and conflict resolution. That was followed by a Masters Degree in Legal Studies at the same university in 1997. From 1998 to 2001 Dr. Campbell worked as an independent businessman, involved in the stock and real estate investments. From 2001 to the present he has worked for the Forest Caucus of the B.C. Environmental Network, coordinating member group campaigns, forest policy review and policy submissions. He represents the BC environmental community on the provincial Technical Advisory Committee for Identified (Endangered) Wildlife. Dr. Colin Campbell is the brother-in-law of Rory O'Byrne.

Burton Voorhees obtained his A.B. from the University of California at Berkeley in 1964, his Masters of Science Degree from the University of Arizona in 1966 and his Ph.D. at the University of Texas at Austin in 1971. He joined the Department of Mathematics at the University of Alberta, Edmonton, Alberta, Canada and the Center for Science at Athabasca University, in Athabasca, Alberta in 1982 and has worked there until the present.

Kelly Myers’ technical background is rooted in the broadcast radio and television industry and arises from his experience in beta-testing professional content-creation hardware and software for companies such as Newtek and Digital Processing Systems. He understands the needs of Internet users as they relate to homestead broadcast systems, multi-media applications and services. During his time (1993-1998) as a freelance new media consultant he has worked with NorthWesTel, NMI, the Yukon Board of Tourism, Vicwest, Viridian and Blue Sky Interactive producing high-end multimedia content. Mr. Myers' involvement as an independent Internet radio broadcaster over the past 2 years has helped contribute to his knowledge of media Since March 2000 until the present, he has been the Chairman of the Board of Directors, Chief Executive Officer and a director of KyxPyx Technologies Inc. Mr. Myers has also been the Chief Technology officer of GIC CANADA since 2001. Mr. Myers devotes approximately 10 hours per month on work for the company.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Rory O’Bryne, Former CEO, CFO, and Director	0	0	0
Colin Campbell, Former Director	0	0	0
Burton Voorhees, Former Director	0	0	0
Kelly Myers, Former Secretary	0	0	0

Code of Ethics Disclosure Compliance

As of December 31, 2003, we have not adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

We are in the infancy stages of our business operations and have not had resources available or all principal executives in place to properly design and adopt a code of ethics. Subsequent to December 31, 2003, anticipate beginning the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Rory O’Bryne	Former CEO, President, and Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Kelly Lee Myers	Former Chief Technology Officer	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. Burton Voorhees	Former Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. Colin Campbell	Former Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Lorenzo Oss-Cech	Former Secretary and Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Incentive Stock Options

There are no stock options to purchase our securities outstanding as of December 31, 2003 and none have been issued since December 31, 2003.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 22, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Raymond John Demman P.O. Box 60057 Las Vegas, NV 89160	500,000	34.6%
All Directors and Executive Officers as a Group	500,000 common shares	34.6%

             (1)   Based on 1,447,000 shares of common stock issued and outstanding as of March 22, 2004. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

      (2)   Subsequent to the reporting period, Mr. O’Byrne, Mr. Myers, Mr. Voorhees, and Mr. Campbell submitted their shares to the company for cancellation and these shares were correspondingly cancelled.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any equity compensation plans. As a result, we have no securities that are authorized for issuance under an equity compensation plan.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters;
  Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Mr. Myers acted as the CTO of Global Internet Communications, Inc. and at the same time also were a Director and the CEO of KyxPyx. Mr. O'Byrne was a Director and the interim President of KyxPyx until his resignation on May 24, 2001. Mr. O’Byrne acted as the CEO of Global Internet Communications, Inc. until his resignation on February 16, 2003 and is currently an Officer and Director of Hampton Financial Partners Inc.

We believe that the terms of the license concerning rights and responsibilities of the parties help to ensure that no conflict of interest issues arise. Mr. Myers' non-compete provisions provided for in the license agreement and his subsequent resignation on January 1, 2004 help to ensure that future conflicts will not arise.

The license agreement was entered into when Mr. O'Byrne was a Director and the interim President of KyxPyx as well as the CEO of Global Internet Communications, Inc. Other than Kelly Myers, none of our officers or directors had at any time any direct or indirect ownership interest in KyxPyx Technologies, Inc.

The balance of $1,400 (December 31, 2002 - $1,196) due to the Former President of the Company is non-interest bearing, unsecured and due on demand. This amount was forgiven on February 3, 2004 and the forgiveness was treated as additional paid in capital.

The balance of $10,260 (December 31, 2002 - $6,758) due to a company with common directors and officers is non-interest bearing, unsecured and due on demand. This amount was forgiven on February 3, 2004 and the forgiveness was treated as additional paid in capital.
Rent of $2,211 (2002 - $3,820) was paid to a company with common directors and officers during the year.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

Exhibit Number	Description
2.1	Letter of Intent with ProUroCare
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      b.   Reports on Form 8-K

Subsequent to this reporting period on February 19, 2004, we filed a Current Report on Form 8-K to disclose that we signed a letter of intent to acquire ProUroCare Inc. ProUroCare is an early-stage company formed to develop and market innovative products for the detection and treatment of male urological prostate disease.

Subsequent to this reporting period on February 24, 2004, we filed a Current Report on Form 8-K to disclose the resignation and appointment of officers and directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2003 were $3,000.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2003 were $0.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Internet Communications Inc.

By:              /s/ Raymond John Demman
Raymond John Demman
Chief Executive Officer, Chief Financial Officer, & Director
Date: March 30, 2004

