Form 10QSB
period 2004-03-31
GLOBAL INTERNET COMMUNICATIONS INC
filed 2004-05-17
CIK 1222244

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 2004


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-103781


                             ProUroCare Medical Inc.
        (Exact name of small business issuer as specified in its charter)


           Minnesota
   (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)


                         One Carlson Parkway, Suite 124
                            Plymouth, Minnesota 55447
                    (Address of principal executive offices)
                                  952-476-9093
                           (Issuer's telephone number)

                      Global Internet Communications, Inc.
                            2305-1050 Burrard Street
                         Vancouver, B.C. Canada V6Z 2S3
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES [X] NO [_]


                         APPLICABLE TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,677,003 shares of common stock outstanding as of May 14, 2004, par value $.00001 per share.

      Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                             ProUroCare Medical Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 2004

                                Table of Contents

                                                                                                             Page No.
PART I.       Financial Information.............................................................................[1]

     Item 1.  Financial Statements

              Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003 (audited)......................[1]

              Statements of Operations for the three months ended March 31, 2004 and 2003, and the Period from October 22, 1998 (Date of Inception) to March 31, 2004
                  (unaudited)...................................................................................[2]

              Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and the Period from October 22, 1998 (Date of Inception) to March 31, 2004
                  (unaudited)...................................................................................[3]

              Notes to Financial Statements.....................................................................[4]

     Item 2.  Management's Discussion and Analysis or Plan of Operation ........................................[8]

     Item 3.  Controls and Procedures..........................................................................[16]

PART II.      Other Information................................................................................[18]

     Item 1.  Legal Proceedings................................................................................[18]

     Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities...................[18]

     Item 6.  Exhibits and Reports on Form 8-K.................................................................[18]

SIGNATURES ....................................................................................................[20]

CERTIFICATIONS.................................................................................................[21]

ITEM 1.  FINANCIAL STATEMENTS

PROUROCARE MEDICAL INC. (FORMERLY GLOBAL INTERNET COMMUNICATIONS, INC.) BALANCE SHEETS

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       2004             2003
                                                                                    (UNAUDITED)       (AUDITED)
                                                                                     ---------        ---------
ASSETS

CURRENT ASSETS:
      Cash                                                                           $    --          $ 105,980
                                                                                     ---------        ---------
          Total current assets                                                            --            105,980
      Stock issuance costs                                                              13,500             --
                                                                                     ---------        ---------
          Total assets:                                                              $  13,500        $ 105,980
                                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued liabilities                                                             $  13,500        $   2,500
     Advances from related parties                                                        --             11,660
                                                                                     ---------        ---------
         Total current liabilities:                                                     13,500           14,160
                                                                                     ---------        ---------

STOCKHOLDERS' EQUITY:
     Capital stock, par value $.00001 per share, 50,000,000 shares authorized:
     Common stock, par value $.00001 per share: Authorized shares - 50,000,000
         Issued and outstanding shares:
              2,097,000 issued and outstanding as of March 31, 2004, and
              2,000,000 issued and outstanding as of December 31, 2003                      21               20
     Additional paid-in capital                                                        208,001          100,639
     Donated capital                                                                    70,584           70,584
     Deficit accumulated during the development stage                                 (278,606)         (79,423)
                                                                                     ---------        ---------
         Total stockholders' equity:                                                      --             91,820
                                                                                     ---------        ---------

         Total liabilities and stockholders' equity:                                 $  13,500        $ 105,980
                                                                                     =========        =========

See accompanying notes to financial statements.

PROUROCARE MEDICAL INC. (FORMERLY GLOBAL INTERNET COMMUNICATIONS, INC.) STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                          PERIOD FROM
                                                                                        OCTOBER 22, 1998
                                                                                            (DATE OF
                                                                                            INCEPTION)
                                                      THREE MONTHS ENDED MARCH 31,         TO MARCH 31,
                                                         2004              2003                2004
                                                     -----------        -----------        -----------
EXPENSES:
     Consulting                                      $   205,028              7,451            274,642
     Interest and bank charges                                 5                 54                194
     Office                                                3,857                889              4,244
     Professional fees                                       500             (1,622)            16,430
     Rent                                                     --                994              8,937
     Telephone                                                --                 --                314
     Web Design                                               --                 17                743
     Debt forgiven                                       (11,660)                --            (11,660)
     Foreign exchange loss (gain)                          1,523             (6,507)           (12,096)
     Less: Interest income                                   (70)              (469)            (3,142)
                                                     -----------        -----------        -----------
NET LOSS:                                            $  (199,183)       $      (807)       $  (278,606)
                                                     -----------        -----------        -----------

NET LOSS PER COMMON SHARE:
     Basic and diluted                               $     (0.11)       $        --

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and diluted                                 1,844,747          2,000,000

See accompanying notes to financial statements.

PROUROCARE MEDICAL INC. (FORMERLY GLOBAL INTERNET COMMUNICATIONS, INC.) STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                             PERIOD FROM
                                                                                           OCTOBER 22, 1998
                                                                                               (DATE OF
                                                                                               INCEPTION)
                                                             THREE MONTHS ENDED MARCH 31,     TO MARCH 31,
                                                                2004            2003              2004
                                                              ---------        ---------        ---------
EXPENSES:
OPERATING ACTIVITIES
Net loss                                                      $(199,183)       $    (807)       $(278,606)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Value of services donated by related parties                    --               --           70,584
     Common stock issued for services                           102,363               --          102,363
     Changes in operating assets and liabilities:
         Prepaid expenses and deposits                               --           (2,738)              --
         Accrued liabilities                                     11,000            6,130           13,500
                                                              ---------        ---------        ---------
         Net cash provided by (used in) operating

         activities:                                            (85,820)           2,585          (92,159)
                                                              ---------        ---------        ---------

FINANCING ACTIVITIES
     Payments on advances received from related parties         (11,660)          (7,954)              --
     Payments due for stock issuance costs                      (13,500)              --          (13,500)
     Net proceeds from issuance of common stock                   5,000            7,452          105,659
                                                              ---------        ---------        ---------
         Net cash provided by (used in) financing
         activities:                                            (20,160)            (502)          92,159
                                                              ---------        ---------        ---------

Net increase (decrease) in cash                                (105,980)           2,083               --
Cash at beginning of the period                                 105,980           96,987               --
                                                              ---------        ---------        ---------
         Cash at end of the period:                           $      --           99,070        $      --
                                                              =========        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                               --               --               --
Cash paid for income taxes                                           --               --               --

See accompanying notes to financial statements.

                             PROUROCARE MEDICAL INC.
                 (FORMERLY GLOBAL INTERNET COMMUNICATIONS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of ProUroCare Medical Inc. (the "Company"), and notes thereto, for the fiscal year ended December 31, 2003, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

      The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

      Revenue Recognition. The Company will recognize revenue pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9,

      "Software Revenue Recognition with Respect to Certain Arrangements."

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

      The Company will account for licensing fees on a gross basis pursuant to the requirements of Emerging Issues Task Force No. 99-19 (EITF 99-19).

      Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options and warrants are included in the calculation of diluted net income per share, using the treasury stock method, when the result is anti-dilutive.

      Stock-Based Compensation. The Company does not have a stock option plan. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable.

      Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

NOTE 2. STOCKHOLDERS' EQUITY

      On February 16, 2004 Raymond John Demman was appointed as Chief Executive Officer, Chief Financial Officer, and Director of the Company. Also on that date, the Board of Directors authorized the issuance of 500,000 shares on the Company's common stock to Mr. Demman in exchange for $5,000.

      On March 5, 2004 the Company canceled 1,053,000 shares of common stock held by the Company's previous officers and directors.

      On March 26, 2004 the Company issued 650,000 shares of common stock to two consultants pursuant to consulting agreements. The value of these services (approximately $102,000) was expensed in the first quarter of 2004.

NOTE 3. SUBSEQUENT EVENTS

      Merger. Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 2, 2004 (the "Merger Agreement"), by and among the Company, GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of the Company ("Acquisition Co."), and ProUroCare Inc., a privately held Minnesota corporation ("ProUroCare"), Acquisition Co. merged with and into ProUroCare, with ProUroCare remaining as the surviving company and a wholly owned operating subsidiary of the Company (such transaction is hereinafter referred to as the "Merger"). The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State. On April 5, 2004, the Company announced the effectiveness of the Merger through a press release and subsequent Current Report on Form 8-K, filed on April 20, 2004.

      One ProUroCare shareholder, Profile, L.L.C. ("Profile") had dissented from the Merger proposal as the registered holder of securities beneficially owned by certain shareholders holding, in the aggregate, 308,465 shares of ProUroCare's common stock. As described below, Profile and ProUroCare entered into an agreement relative to these dissenting shareholders.

      Concurrent with the consummation of the Merger, ProUroCare delivered definitive documents related, among other things, to the purchase of 300,000 shares of ProUroCare common stock from the dissenting shareholders for $750,000; shareholders beneficially holding the remaining 8,465 shares of ProUroCare common stock withdrew their dissents from the Merger. These redemption transactions had the result of decreasing the aggregate number of shares of ProUroCare common stock outstanding immediately prior to the Merger, and thereby reduced the anticipated total number of shares of common stock of the Company issued and outstanding immediately after the Merger.

      At the effective time of the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 shares of common stock of ProUroCare that were outstanding immediately prior to the Merger and held by ProUroCare shareholders were cancelled, with one share of ProUroCare common stock issued to the Company. Simultaneously, the former shareholders of ProUroCare common stock received an aggregate of 9,603,003 shares of common stock of the Company, representing approximately 82.1% of the Company's common stock outstanding immediately after the Merger.

      Settlement of Dispute with Profile L.L.C. Prior to the Merger, ProUroCare was involved in a dispute with a significant shareholder, Profile, which also licenses to ProUroCare certain intellectual property essential to the development of the ProUroCare's main product, the Sensor Guided DRE(TM), pursuant to a License Agreement (the "License Agreement"). Profile had alleged that ProUroCare was in default of the License Agreement; and ProUroCare had denied such default. Furthermore, the closing of the Offering was contingent upon ProUroCare's resolving such dispute with Profile.

      On March 23, 2004, ProUroCare and Profile entered into a Letter of Understanding pursuant to which they agreed (effective upon April 5, 2004) to the following, among other things:

      o Profile withdrew its default letters and waived all existing defaults under the License Agreement.

      o ProUroCare committed to spend at least $1,200,000 in connection with the development of the Sensor Guided DRE(TM).

      o ProUroCare purchased 300,000 of the 308,465 shares with respect to which dissenters' rights were exercised, for an aggregate purchase price of $750,000, of which $100,000 was paid on April 5, 2004. The remaining $650,000 is payable in two equal quarterly installments of $325,000 commencing ninety days after April 5, 2004, pursuant to promissory a note. This note is secured by all of the assets of ProUroCare. Dissents for the remaining 8,465 shares were withdrawn, and participated in the Merger.

      o Maurice Taylor, Chairman of ProUroCare (and the Company's Chairman), agreed to certain restrictions on the sale of the shares of ProUroCare (and shares of common stock of the Company) owned by him until the above-described promissory note in favor of Profile is paid in full.

      o ProUroCare committed to provide Profile (the owner of 3,084,999 shares of the Company's common stock following the Merger) certain registration rights.

      o The Company agreed to provide any support, including financial support, necessary to cause ProUroCare to meet its obligations to Profile under the Letter of Understanding and the documents and agreements prepared in connection therewith.

      Private Placement of the Company's Common Stock. In connection with the Merger Agreement, the Company commenced a private placement offering of a minimum of 1,500,000 and a maximum of 3,000,000 shares (including an available overallotment) of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. Shares of common stock issued and issuable in the private placement are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or the availability of an applicable exemption therefrom. The initial closing occurred on April 5, 2004, at which time the Company had received and accepted subscriptions for 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million.

      The following unaudited pro forma condensed balance sheet gives effect to the Merger, the private placement, and the settlement with Profile as if they had occurred on March 31, 2004:

     Current assets                                              $ 3,904,209
     Other assets                                                      5,487
                                                                 -----------
                Total assets                                     $ 3,909,696
                                                                 ===========

     Current liabilities                                         $ 3,131,206

     Stockholders' equity
         Common stock                                                    137
         Additional paid-in capital                                6,962,430
         Accumulated deficit                                      (6,184,077)
                                                                 -----------
            Total stockholders' equity                               778,490
                                                                 -----------
                Total liabilities and stockholders' equity
                                                                 $ 3,909,696
                                                                 ===========


      The following unaudited pro forma condensed income statement gives effect to the merger, the private placement, and the settlement with Profile as if they had occurred on January 1, 2004:


     Operating Loss                                               (284,796)
     Net Loss                                                     (320,239)
     Basic loss per common share                                      (.03)
     Weighted average shares outstanding                        12,672,607


      Legal Proceeding. On April 2, 2004, Todd Leonard, the former President and Chief Operating Officer of ProUroCare Inc., the Company's wholly owned subsidiary as of the date of this report, commenced a lawsuit in Minnesota district court asserting certain claims against ProUroCare Inc. and the Company that relate to Mr. Leonard's separation of employment with ProUroCare Inc prior to the Merger. Mr. Leonard's complaint seeks approximately $228,000 in monetary damages, injunctive relief, punitive damages and fines under Minnesota law and payment of litigations costs and attorneys' fees. The Company disputes Mr. Leonard's claims. The Company does not believe that this litigation, even if finally determined against it, would have a materially adverse effect on the Company or its business.

      Change of Name; Trading Symbol. Effective April 26, 2004, the Company changed its name from Global Internet Communications, Inc. to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law. On May 5, 2004 the Company's trading symbol changed to"PRRC".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The accompanying Plan of Operation should be read in conjunction with the Plan of Operation and the Company's audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003, included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with Securities and Exchange Commission on March 30, 2004, and with ProUroCare's audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003, included as an exhibit to our Current Report on Form 8-K, filed on April 20, 2004.

HISTORY

      The Company was formed on February 26, 2003 as a Nevada corporation, solely for the purpose of effecting the change of domicile and the conversion transaction between Global Internet Communications Inc., a Canadian domiciled company ("Global Canada"), and Global Internet Communications Inc., a Nevada corporation. On September 29, 2003, the Company received shareholder approval to complete the merger and subsequently filed articles of merger with the Nevada Secretary of State on October 4, 2003.

      Immediately following the merger with Global Canada, the Company's business was based upon the acquisition of a worldwide, exclusive, non-transferable license with KyxPyx Technologies, Inc., a private British Columbia corporation, to use their media streaming technology. The license was to restrict our rights to sublicense the technology to companies within the pharmaceutical industry only. Media streaming refers to Internet distribution systems that transmit sounds and images from broadcaster to viewer, similar to conventional television or radio broadcasting in that sounds and images are converted into electrical signals and transmitted from broadcasters to viewers where they are in turn reconverted into the original sounds and images. The licensed media streaming system was comprised of two components: (1) a broadcast server referred to as KasterBlaster, and (2) a transmission format, referred to as KPX. The two combined components enabled the system's prime feature: multi-channel switching. Multi-channel switching allows viewers the ability to switch between several different program channels of video or audio content in a near instantaneous manner (near instantaneous refers to sub-second response time). Program channels refer to separate and distinct content whether it is audio or video.

      The Company received only the broadcasting component of the licensed media. In addition, we discovered multiple technical difficulties in synchronizing the audio with the video in the format. The Company exercised a unilateral right to extend the term of the license for three years beyond December 31, 2003, the date of the license's original termination. The license will fully expire on December 31, 2006. Nevertheless, due to the aforementioned technical difficulties the Company's original plan of operation was delayed and never fully implemented. In January 2004, the Company abandoned its pursuit of the business, and instead pursued other business opportunities as more fully described below.

      Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 5, 2004 (the "Merger Agreement"), by and among the Company, GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of the Company ("Acquisition Co."), and ProUroCare Inc., a privately held Minnesota corporation ("ProUroCare"), Acquisition Co. merged with and into ProUroCare, with ProUroCare remaining as the surviving company and a wholly owned operating subsidiary of the Company (such transaction is hereinafter referred to as the "Merger"). The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State. On April 5, 2004, the Company announced the effectiveness of the Merger through a press release and subsequent Current Report on Form 8-K, filed on April 20, 2004.

      At the effective time of the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 shares of common stock of ProUroCare that were outstanding immediately prior to the Merger and held by ProUroCare shareholders were cancelled, with one share of ProUroCare common stock issued to the Company. Simultaneously, the former shareholders of ProUroCare common stock received an aggregate of 9,603,003 shares of common stock of the Company, representing approximately 82.1% of the Company's common stock outstanding immediately after the Merger. Effective April 26, 2004, the Company changed its name from Global Internet Communications, Inc. to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law. On May 5, 2004 the Company's trading symbol changed to "PRRC".

PLAN OF OPERATION

    ASSETS

      As of December 31, 2003, we had $105,980 in cash. During the reporting period, we paid a consultant in connection with merger and acquisition preparation, including ascertaining the location and merits of prospective business opportunities or technologies. These consulting fees were due and paid upon our signing of a letter of intent with ProUroCare. As a result of this and miscellaneous other expenses, we had no cash at the end of the reporting period.

      Subsequent to the reporting period, the Company acquired ProUroCare. The business of ProUroCare, which is the new business of the Company, is summarized below. ProUroCare's primary assets are its intellectual-property rights, which are the foundation for the Company's proposed product offerings. At this time, the Company does not anticipate purchasing or selling any significant equipment or other assets in the near term.

    BUSINESS DESCRIPTION

      The Company's acquisition of ProUroCare has resulted in the Company changing its primary business. The new business of the Company, which is the business of the Company's subsidiary ProUroCare Inc., is summarized below.

      History. ProUroCare is a medical-device company formed to develop and market innovative products for the detection and treatment of male urologic prostate disease, and was initially founded as a Minnesota corporation by shareholders of Clinical Network Inc. ("CN") in August 1999. CN was originally established in 1990 for the purpose of pursuing treatments for stress urinary incontinence in women. In July 2001, CN began to collaborate with CS Medical Technologies, L.L.C. ("CS"), a developer of microwave treatment technology for prostate and cardiology treatments, in developing products for the male urology market. At that time, ProUroCare acquired certain assets from CN and CS and licensed the rights associated with minimally invasive microwave therapy developed to treat prostate disease. In January 2002, ProUroCare purchased certain assets from Profile L.L.C. ("Profile") and obtained a license from Profile providing for worldwide exclusive rights to its prostate imaging system and related patented technology (the "License Agreement"). This License Agreement is attached to this filing on Form 8-K as Exhibit 10.1. ProUroCare has also obtained an exclusive worldwide license relating to an imaging system developed by Rensselaer Polytechnic Institute that allows one to monitor microwave therapy changes to tissue in real time. Since January of 2002, ProUroCare has continued to pursue the development of the technologies licensed from CS, CN, Profile and Rensselaer Polytechnic Institute and has internally developed technology for which a patent application has been filed.

      The Disease. Prostate disease is a persistent disease with a dramatically increasing prevalence. It is currently estimated that over 100 million digital rectal examinations are given each year to monitor prostate disease and that over 23 million men in the United States, Europe, and Japan suffer from moderate to severe symptoms of prostate disease. Benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate," is the most common male urological disease. BPH dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns.

      Initial Product Offerings. ProUroCare's first product will be the Sensor Guided DRE(TM), which is designed as a unique diagnostic imaging system that will allow a physician to accurately display and chart a digital rectal examination (or "DRE") for disease screening, diagnosis and cancer detection. A DRE is a qualitative and subjective test in which physicians must rely on their experience and the sensitivity of their finger to determine prostate size and recognize the presence of hardness within the prostate that might indicate the presence of potentially life-threatening disease. ProUroCare believes the Sensor Guided DRE(TM)'s proprietary imaging system will produce a digital image of the prostate that shows not only the size of the prostate, but also the location and hardness of soft-tissue nodules within the prostate. The Sensor Guided DRE(TM) is designed to allow a physician to detect hardness in the prostate more accurately than with their finger, assess areas of the prostate that cannot be reached with their finger, and produce quantifiable and chartable results. ProUroCare intends to position this product as an improvement over the current non-specific diagnostic DRE, and a complement to a Prostate Specific Antigen
(PSA) enzymatic test.

      ProUroCare currently intends that its second proposed product, the Procuro(R) system, will be a prostate therapy system designed to treat BPH. BPH is commonly known as "enlarged prostate" and dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns. The Procuro(R) system will be intended to be a non-surgical, catheter-based therapy using a proprietary microwave technology to precisely and preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death. ProUroCare believes that the Procuro(R)'s unique and proprietary Electrical Impedance Tomography - E.I.T. Vision System - will allow the urologist to observe heat migration through the prostate during treatment while protecting the urethral tissue and adjacent organs. Procuro(R) will also use a focused-beam microwave array intended to direct treatment where it is needed while avoiding healthy tissue. Real-time visioning of the prostate and the ability to direct treatment will allow a physician to treat specific areas of the prostate that may have localized cancer or BPH, without damaging healthy prostate tissue or medial nerves, thus avoiding impotence and erectile-dysfunction complications. ProUroCare believes that a Procuro(R) procedure will be able to be performed without general or regional anesthesia or intravenous sedation, in a low-cost setting such as a physician's office or an outpatient clinic. As a result, ProUroCare believes that the Procuro(R) system will be positioned as an efficacious, safe and cost-effective procedure for the treatment of BPH, minimizing the types of complications and side effects inherent in most current treatments, and as such, will be well positioned to address the needs of physicians, patients and payors. ProUroCare intends to partner with a major thermotherapy system company to complete development of the Procuro(R) system.

      Feasibility of Sensor Guided DRE(TM) - Preliminary Lab Studies. Initial lab studies with Sensor Guided DRE(TM) prototypes have demonstrated quantifiable positive results. During the testing, a number of researchers and doctors were asked to palpate different prostate models through an intermediate layer of soft silicone and record their observations. Specific parameters including width and length of the model, presence and location of nodules, depth of median groove, and asymmetry of the model were noted. The Sensor Guided DRE(TM) was then used to examine the models, and was found to evaluate all geometrical parameters more accurately than the human finger, suggesting the opportunity for earlier prostate disease detection and thereby improved therapy outcomes.

      Clinical Trial Results. Initial human clinical testing of Sensor Guided DRE(TM) demonstrated a direct comparison to Transrectal Ultrasound (TRUS) results. During February 2000, the device was put through a series of alpha-clinical trials. Results of the trials compared Sensor Guided DRE(TM) to traditional DRE and to TRUS. The tests were conducted at the Veterans Administration Medical Center in Minnesota, and the Grand Strand Urology Clinic in Myrtle Beach, South Carolina. The initial DRE results indicated that the Sensor Guided DRE(TM) directly correlated to the physician conducted DRE results and also demonstrated a significant correlation to each patient's historical and current status of prostate disease. ProUroCare anticipates that additional comprehensive clinical trials for prostate imaging applications will be initiated within the next several months.

      The analysis of the results of the initial clinical trials demonstrated that the Sensor Guided DRE(TM) was fully functional, exhibiting no hardware malfunctioning during the model and patient examinations. The Sensor Guided DRE(TM) was able to detect and process patient data from locations within the prostate not detected during a normal DRE examination. The accuracy of such findings was determined during follow-up examinations. The physicians conducting the trial using the Sensor Guided DRE(TM) determined the system to be both accurate and useful in detecting potential prostate disease based upon the size of the prostate and nodularity in areas of the prostate that were missed or not available to a physician during a normal DRE examination.

      Whereas other imaging technologies such as x-ray and ultrasound exhibit difficulties in identifying soft-tissue hardness (nodules), the Sensor Guided DRE(TM) imaging system detects certain abnormalities that are missed by other diagnostic techniques at a far lower cost. ProUroCare also expects that the Sensor Guided DRE(TM) will be a safer diagnostic test when compared to other methods using radiation or other high-energy diagnostic tools. This is expected to lead to better healthcare for those applications where palpation of the prostate is indicated. Furthermore, the Sensor Guided DRE(TM) offers the advantage of being able to create an electronic record that can be stored and compared with new images created at a later date, which is not possible with finger exams.

    RESEARCH AND DEVELOPMENT

      The Company anticipates that it will spend between $1.2 and $1.8 million on research and product development over the next 12 months. The Company's efforts in this regard will primarily be focused on bringing to market the Company's first two product offerings, the Sensor Guided DRE(TM) and the Procuro(R).

      Regulatory and Clinical Status - Sensor Guided DRE(TM). The regulatory strategy for the Sensor-Guided DRE(TM) has been developed in consultations with various outside consulting groups that specialize in working with the FDA, including William Jackson and Associates of St. Paul, MN, and Buck and Beardsley of Washington DC. Mr. Jackson has successfully filed over 200 510(k)s with the FDA including many urology-based filings. Ms. Buck was past general counsel to the FDA prior to starting a private firm. In addition, ProUroCare is currently working with Alquest, Inc., a consulting firm specializing in both US and European regulatory filings. ProUroCare expects to receive CE clearance in Europe within the first six months of Sensor Guided DRE(TM) sales in the US. European CE will occur through the interaction with a TUV-notified body.

      Regulatory and Clinical Status - Procuro(R). The Procuro(R) system has been through a series of laboratory testing models and is now ready for animal testing. During the next year, ProUroCare expects to put the minimally invasive microwave system through a series of animal studies using dogs that have been bred for prostate procedures. The use of such animals is acceptable to the FDA for establishing the safety of such a procedure prior to entering human trials. It is anticipated that during 2004, the Procuro(R) system will undergo two such animal trials conducted by Dr. Stuart Selkowitz, Dartmouth Medical Center. The first trial is considered to be an engineering-type of trial and has been designed to establish the appropriate base line energies needed to conduct microwave therapy. The second trial has been designed to establish clear safety criteria prior to human trials.

      The regulatory strategy for the Procuro(R) system is still being developed. During 2004, ProUroCare will work with its regulatory consultants to finalize a strategy that will provide for a 2006 product launch for the Procuro(R) system. The FDA has already approved minimally invasive microwave therapy for use in the United States. This may help ProUroCare by establishing a predicate device in the marketplace. The Procuro(R) system has many features that ProUroCare expects will make it safer than existing systems. It is ProUroCare's belief that the reduced energy needed to operate the Procuro(R) system, coupled with the ability to direct its microwave beam in a specific location and the real-time vision system, is more efficacious and safer than existing microwave systems already approved by the FDA. ProUroCare intends to work with existing prostate therapy companies to retrofit Procuro(R) catheters and the imaging system onto existing systems in the marketplace. By using this strategy, ProUroCare expects to take advantage of regulatory approvals already received for product and streamline the regulatory approval process.

    LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital of $0 and $91,820 at March 31, 2004 and December 31, 2003, respectively. Cash provided by (used in) operations was $(85,820), $2,585, and $(92,159) for the three months ended March 31, 2004 and 2003, and the period from October 22, 1998 (date of inception) to March 31, 2004, respectively. The primary use of cash in each period was to fund the Company's net loss. For both the three months ended March 31, 2004 and the period from October 22, 1998 (date of inception) to March 31, 2004, common stock issued to pay for approximately $102,000 of consulting services also funded a portion of the Company's operating loss.

      On a pro forma basis, giving effect to the Merger, the private placement net of expenses, and the settlement of the dispute with Profile as if they had occurred on March 31, 2004, the Company had working capital of $773,003.

      Pursuant to the terms of ProUroCare's settlement with Profile, the Company is committed to (i) spend $1.2 million on the development of its products, and
(ii) pay a total of $750,000 to acquire shares of common stock pursuant to the exercise of dissenter's rights under Minnesota corporate law, of which $100,000 was paid on April 5, 2004.

      Our management believes that we will require additional capital to continue operations. We intend on very limited operations until such time that we receive additional capital. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures. The Company believes that its current cash and cash-equivalents will be sufficient to finance operations through December 2004.

    EMPLOYEES

      The Company currently has no employees other than its executive management team. The Company anticipates that it will hire a limited number of additional employees in the next 12 months to manage the development of its products, prepare FDA and regulatory filings, develop marketing plans, and perform administrative duties. Some or all of these functions may be performed by contracted individuals as management deems most effective.

    RISK FACTORS ASSOCIATED WITH NEW BUSINESS

      In General. The purchase of shares of the Company's common stock is very speculative and involves a very high degree of risk. An investment in the Company is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to securities of the Company.

      As a development-stage company, we have had no sales and anticipate future losses. The Company, conducting business through ProUroCare (sometimes referred to hereinafter as "we"), is a development-stage company. We have yet to commence active operations or manufacture or sell any products associated with the proprietary urology-based imaging and therapeutic technologies that we intend to market. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. To date, we have generated no revenue and are proposing to enter the highly competitive urology imaging and therapeutic industries. There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability. We anticipate that we will incur losses in the near future.

      There is uncertainty regarding new product development, and additional efforts will be necessary to manufacture products on a commercial scale. We have developed and manufactured approximately three working prototypes of the Sensor Guided DRE(TM) for testing and demonstration purposes. However, we have not generated any revenues from the sale of the Sensor Guided DRE(TM) nor have we manufactured any Sensor Guided DRE(TM) in commercial quantities. No assurance can be given that the prototypes will satisfy our performance objectives or FDA requirements or that additional Sensor Guided DRE(TM) may be manufactured in commercial quantities at prices that will be commercially viable. The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such applications and products. Consequently, there can be no assurance that such products will be successfully developed or manufactured, or that if developed and manufactured, will meet current price or performance objectives, be developed on a timely basis, or prove to be as effective as products based on other technology. The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures could have a material adverse affect our business.

      We will need to depend upon others for the manufacturing and testing of our products. We do not intend to manufacture any of our proposed products. Our ability to develop, manufacture, commercialize and obtain regulatory approval of our proposed products and any future product candidates depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. In this regard, we intend to retain contract manufacturers and clinical trial investigators. In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others, including medical device, pharmaceutical companies and research institutions. We currently intend to market and commercialize products manufactured by others, and we may be required to enter into sales, marketing, licensing, and distribution arrangements with third parties. These arrangements will likely reduce our product revenues.

      Because our proposed products will be manufactured by outside manufacturers, there can be no assurance that third parties will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. In the event that a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business and results of operations. Our third-party contractual or collaborative arrangements may require us to grant rights, including marketing rights, to one or more parties. These arrangements may also contain covenants restricting our product development or business efforts in the future, or other terms which are burdensome to us, and may involve the issuance of our equity securities. Collaborative agreements for the acquisition of new product candidates may require us to pay license fees, make milestone payments and/or pay royalties.

      We cannot be sure that we will be able to enter into arrangements with third parties on terms acceptable to us, if at all. If we fail to establish new arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and commercialization of our future products.

      We will need more financing in the future. We will likely require additional sources of financing before we can generate revenues needed to sustain operations. Unless significant additional funds are obtained, our development, testing and marketing efforts will be hindered and our development and introduction of our proposed products will be delayed. Such additional financing could be sought from a number of sources, including possible further sales of equity or debt securities or loans from banks or other financial institutions. No assurance can be given that we will be able to sell any such securities, or obtain additional financing, on terms and conditions acceptable, or favorable, to us, or at all, if and when needed. Any additional equity financing may be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants.

      Our products are subject to FDA regulation and regulation by other governmental bodies. The proposed products we intend to develop, assemble and market are subject to regulations by the United States Food and Drug Association (throughout this Current Report referred to as the "FDA"), and by comparable agencies in certain states and various foreign countries. The process of complying with the requirements of the FDA, related agencies, and other state and foreign agencies can be costly and time consuming. Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory governing bodies. Further, even if acceptable, we may encounter significant delays which will materially and adversely affect our business plan.

      We are highly dependent on the services provided by certain key personnel. We are highly and materially dependent upon the services of our executive officers and other key personnel, including Maurice R. Taylor II, Michael P. Grossman, Nick Radovich and Richard Thon. We have not obtained "key-man" life insurance insuring the lives of any of these persons. If the services of any of these persons become unavailable to us, for any reason, our business could be adversely affected.

      We license valuable intellectual property from third parties. We have exclusively licensed from third parties both patents and patent applications from other sources. Although we have been advised by patent counsel that such licensed technology has received proprietary protection in proposed major market areas, no assurance can be given that such claims would not be successfully challenged by others or will be properly maintained. No assurance can be given that those final patents will ever be issued. Further, there can be no assurance that our proposed products and methods do not infringe upon the legal rights of others. In the event that the licensors of the intellectual properties underlying our proposed products are unable to maintain or secure patent protection for their technology, ProUroCare will be vulnerable to competitors who might attempt to copy our products. We could be materially and adversely affected by either of such actions, including costly litigation necessary to defend our patent rights.

      We expect to face significant competition. The urology imaging and therapeutic businesses, and the healthcare business in general, are extremely competitive. The urology products markets are subject to rapid technological advances and the continuing introduction of new products that could render our proposed products obsolete or non-competitive. Therefore, we have experienced, and will continue to experience, significant competition in the marketplace from companies with significantly greater resources than we have. Several large companies will compete with us in the prostate imaging and prostate therapeutic business. Although we believe we may have a proprietary niche in the prostate imaging and prostate therapeutic marketplaces, many factors, including existing and proposed government regulation, will likely encourage new competitors. We expect future competition to come from large medical product and device companies, pharmaceutical companies and others. Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do. Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

      We may not receive additional third-party reimbursement. ProUroCare currently can utilize existing CPT codes and obtain reimbursement for the Procuro(R) therapeutic procedure and limited reimbursement for the use of the Sensor Guided DRE(TM) system. ProUroCare intends to apply for more extensive reimbursement for the Sensor Guided DRE(TM) system. The success of our future medical-device products will materially depend on our ability to obtain third-party reimbursement from private insurance sources, Medicaid, Medicare and various foreign governments. It may be difficult to predict the timing and outcome of reimbursement decisions. There are no assurances that such additional reimbursement will ever be obtained.

      Our common stock is illiquid and may be difficult to sell. Trading of our common stock is conducted on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board." This has an adverse effect on the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained, and could also result in a larger spread between the bid and asked prices for our common stock.

      In addition, our common stock is a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. The penny-stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny-stock transactions. Accordingly, if you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

OFF-BALANCE-SHEET ARRANGEMENTS

      The Company has no off-balance-sheet arrangements.

GOING CONCERN

      Our independent auditors have stated in their Auditor's Report included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (as filed on March 30, 2004), that the Company has incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2003, we had an accumulated deficit of approximately $79,423. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES

      The Company's critical accounting policies are those (i) having the most impact on the reporting of its financial condition and results, and (ii) requiring significant judgments and estimates. Due to the nature of the Company's current operations, the Company does not believe it has any critical policies or procedures.

FORWARD-LOOKING STATEMENTS

      This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein regarding activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors included in this report.

ITEM 3. CONTROLS AND PROCEDURES

      We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2004, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission; and there has been no significant change in such internal controls or other factors which could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since our most recent evaluation. Nevertheless, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions due to the start-up nature of the Company's current operations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On April 2, 2004, Todd Leonard, the former President and Chief Operating Officer of ProUroCare Inc., the Company's wholly owned subsidiary as of the date of this report, commenced a lawsuit in Minnesota district court asserting certain claims against ProUroCare Inc. and the Company that relate to Mr. Leonard's separation of employment with ProUroCare Inc prior to the Merger. Mr. Leonard's complaint seeks approximately $228,000 in monetary damages, injunctive relief, punitive damages and fines under Minnesota law and payment of litigations costs and attorneys' fees. The Company disputes Mr. Leonard's claims. The Company does not believe that this litigation, even if finally determined against it, would have a materially adverse effect on the Company or its business.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      On February 16, 2004 Raymond John Demman was appointed as Chief Executive Officer, Chief Financial Officer, and Director of the Company. Also on that date, the Board of Directors authorized the issuance of 500,000 shares on the Company's common stock to Mr. Demman in exchange for $5,000.

      On March 5, 2004 the Company canceled 1,053,000 shares of common stock held by the Company's previous officers and directors.

      On March 26, 2004 the Company issued 650,000 shares of common stock to two consultants pursuant to consulting agreements. The value of these services (approximately $102,000) was expensed in the first quarter of 2004.

      In connection with the Company's acquisition of ProUroCare pursuant to the Merger, the Company commenced a private placement offering of a minimum of 1,500,000 and a maximum of 3,000,000 shares (including an available overallotment) of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. Shares of common stock issued and issuable in the private placement are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or the availability of an applicable exemption therefrom. The initial closing occurred on April 5, 2004, at which time the Company had received and accepted subscriptions for 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      31.1  Rule 13a-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer

      32    Section 1350 Certification

(b)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K on February 19, 2004, concerning the signing of a letter of intent to merge with ProUroCare.

      The Company filed a Current Report on Form 8-K on February 24, 2004 concerning changes in executive management and board of directors.

      The Company filed a Current Report on Form 8-K on April 20, 2004, as amended on April 26, 2004, reporting the Company's acquisition of ProUroCare pursuant to the Merger and Merger Agreement, change in control, and the Company's change in certified independent accountants.

                               ------------------

                                   SIGNATURES

      Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ProUroCare Medical Inc.


Date:  May 17, 2004               By:   /S/ MICHAEL P. GROSSMAN
                                      ------------------------------------------
                                  Name:  Michael P. Grossman
                                  Title:  President and Chief Executive Officer


Date:  May 17, 2004               By:     /S/ RICHARD THON
                                      ------------------------------------------
                                  Name:  Richard Thon
                                  Title:  Chief Financial Officer