Form 10QSB
period 2004-06-30
GLOBAL INTERNET COMMUNICATIONS INC
filed 2004-08-03
CIK 1222244

United States
                        Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-103781

                             ProUroCare Medical Inc.
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                      20-1212923
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

                         APPLICABLE TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,803,613 shares of common stock outstanding as of July 14, 2004, par value $.00001 per share.

      Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                             ProUroCare Medical Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2004

                                Table of Contents


                                                                            Page
                                                                             No.

PART I.          Financial Information.......................................[1]

     Item 1.     Financial Statements

                 Consolidated balance sheets.................................[1]

                 Consolidated statements of operations.......................[2]

                 Consolidated statements of cash flows.......................[3]

                 Notes to consolidated financial statements..................[4]

     Item 2.     Management's Discussion and Analysis or Plan of Operation .[10]

     Item 3.     Controls and Procedures....................................[17]

PART II.         Other Information..........................................[18]

     Item 1.     Legal Proceedings..........................................[18]

     Item 2.     Changes in Securities and USE OF PROCEEDS..................[18]

     Item 6.     Exhibits and Reports on Form 8-K...........................[19]

SIGNATURES .................................................................[20]

CERTIFICATIONS .............................................................[21]


Item 1.  Financial Statements

ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.)
Consolidated Balance Sheets

                                                                June 30,     December 31,
                                                                  2004          2003
Assets                                                        (Unaudited)    (Audited)
                                                              -----------    -----------
Current assets:
      Cash                                                    $ 2,073,047    $     8,968
      Deposit                                                      30,000         30,000
      Other current assets                                         47,531         14,469
                                                              -----------    -----------
                      Total current assets                      2,150,578         53,437
Equipment and furniture, net                                        4,779          6,195
Debt issuance costs, net                                             --           72,594
                                                              -----------    -----------
                                                              $ 2,155,357    $   132,226
                                                              ===========    ===========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
      Line of credit, bank                                    $      --      $   860,000
      Notes payable                                               650,000           --
      Accounts payable                                            539,210        774,436
      Accrued expenses                                            227,795        404,779
      License obligation                                             --           25,000
      Due to CS Medical Technologies, LLC                            --           26,000
      Due to Clinical Network, Inc.                                 8,943         33,244
                                                              -----------    -----------
                      Total current liabilities                 1,425,948      2,123,459

Shareholders' equity (deficit:)
      Common stock, $0.00001 par value. Authorized
          100,000,000 shares; issued and outstanding
          13,803,613 and 10,503,003 shares on June 30, 2004
          and December 31, 2003, respectively                         138            105
      Additional paid-in capital                                7,521,153      3,866,655
      Deficit accumulated during the development stage         (6,791,882)    (5,857,993)
                                                              -----------    -----------
                      Total shareholders' equity (deficit)        729,409     (1,991,233)
                                                              -----------    -----------
                                                              $ 2,155,357    $   132,226
                                                              ===========    ===========


                See accompanying notes to financial statements.

ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.) Consolidated Statements of Operations
(Unaudited)


                                                                                                     Period from
                                                                                                    August 17,1999
                                     Three months ended June 30,      Six months ended June 30,      (inception)
                                    ----------------------------    ----------------------------     to June 30,
                                        2004            2003            2004            2003            2004
                                    ------------    ------------    ------------    ------------    ------------
Operating expenses:
       Research and development     $     22,230    $    187,060    $     22,230    $    276,197    $  3,441,392
       General and administrative        565,542         342,638         856,253         715,351       3,169,333
                                    ------------    ------------    ------------    ------------    ------------
         Total operating expenses        587,772         529,698         878,483         991,548       6,610,725
                                    ------------    ------------    ------------    ------------    ------------
            Operating loss              (587,772)       (529,698)       (878,483)       (991,548)     (6,610,725)
Interest income                           (7,419)           --            (7,419)           --            (7,419)
Interest expense                          27,452          26,777          62,825          50,666         188,576
                                    ------------    ------------    ------------    ------------    ------------
            Net loss                $   (607,805)   $   (556,475)   $   (933,889)   $ (1,042,214)   $ (6,791,882)
                                    ============    ============    ============    ============    ============

Net loss per common share:
       Basic and diluted            $      (0.04)   $      (0.05)   $      (0.08)   $      (0.10)   $      (1.13)

Weighted average number
 of shares outstanding:
       Basic and diluted              13,593,075      10,503,003      12,039,503      10,503,003       6,017,258


                See accompanying notes to financial statements.


ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                 Period from
                                                                                                August 17,1999
                                                                     Six months ended June 30,   (inception)
                                                                    --------------------------    to June 30,
                                                                        2004          2003           2004
                                                                    -----------    -----------    -----------
Cash flows from operating activities:
     Net loss                                                       $  (933,889)   $(1,042,214)   $(6,791,882)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                 1,416          2,138          6,164
            Stock-based compensation                                     75,945         79,374        370,153
            Issuance of common stock for services rendered                   --             --        103,166
            Warrants issued for services                                309,794        187,060        497,344
            Amortization of debt issuance costs                          72,594         51,858        216,112
            License rights expensed as research and development,
               paid by issuance of common stock to CS Medical
               Technologies, LLC                                             --             --        475,000
            License rights expensed as research and development,
               paid by issuance of common stock to Profile, LLC              --             --      1,713,600
            Changes in operating assets and liabilities:
               Deposits                                                      --            (41)       (30,000)
               Other current assets                                     (33,062)       (17,142)       (47,531)
               Accounts payable                                        (235,226)        90,278        551,915
               Accrued expenses                                         (99,759)       208,723        305,020
               License obligation                                       (25,000)            --             --
                                                                    -----------    -----------    -----------
                  Net cash used in operating activities                (867,187)      (439,966)    (2,630,939)
                                                                    -----------    -----------    -----------
Cash flows from investing activities:
     Purchases of equipment and furniture                                    --             --        (10,943)
                                                                    -----------    -----------    -----------
                  Net cash used in investing activities                      --             --        (10,943)
                                                                    -----------    -----------    -----------
Cash flows from financing activities:
     Net advances from (payments to) line of credit, bank              (860,000)       500,000             --
     Payment for recession of common stock                             (100,000)            --       (100,000)
     Net advances from (payments to) Clinical Network, Inc.             (24,301)       (75,000)         8,943
     Net advances from (payments to) CS Medical Technologies, LLC       (26,000)            --             --
     Cost of reverse merger                                            (143,933)            --       (143,933)
     Net proceeds from issuance of common stock                       4,085,500             --      4,949,919
                                                                    -----------    -----------    -----------
                  Net cash provided by financing activities           2,931,266        425,000      4,714,929
                                                                    -----------    -----------    -----------
                  Net increase (decrease) in cash                     2,064,079        (14,966)     2,073,047
Cash, beginning of the period                                             8,968         14,996             --
                                                                    -----------    -----------    -----------
Cash, end of the period                                             $ 2,073,047    $        30    $ 2,073,047
                                                                    ===========    ===========    ===========
Supplemental cash flow information:
     Cash paid for interest                                         $    52,248    $    19,630    $    91,290
     Non-cash investing and financing activities:
        Assumption of liabilities in the Profile, LLC transaction   $        --    $        --    $    25,000
        Warrants issued for debt issuance costs                     $        --    $    64,287    $   216,112
        Issuance of note payable for redemption of common stock     $   650,000    $        --    $   650,000
        Common stock issued in lieu of cash for accounts payable    $    77,225    $    12,705    $   180,391


                See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                 (formerly Global Internet Communications, Inc.)
                   Notes to Consolidated Financial Statements
                   June 30, 2004 and 2003 and the period from
                  August 17, 1999 (inception) to June 30, 2004

                                   (Unaudited)

Note 1.  Summary of Significant Accounting Policies

      Description of Business, Development Stage Activities, and Basis of Presentation. ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.) (the "Company") is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions. The Company's developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

      On April 20, 2004 Global Internet Communications Inc ("GICI") filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GIC Acquisition Corp. ("Acquisition Co.") (then a wholly owned subsidiary of GICI), with and into ProUroCare Inc. ("ProUroCare") (Note 2). As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with ProUroCare remaining as the surviving company and a wholly owned operating subsidiary of GICI. The historical financial statements of ProUroCare become the historical financial statements of GICI, and the assets and liabilities of GICI are accounted for as required under the purchase method of accounting. Results of operations of GICI are included in the financial statements from April 5, 2004, the effective date of the merger. All share data has been restated to give effect of the merger under which each ProUroCare share was converted into 3 shares of GICI (Note 3).

      Change of Name; Trading Symbol. Effective April 26, 2004, the Company changed its name from Global Internet Communications, Inc. to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law. On May 5, 2004 the Company's trading symbol changed to "PRRC".

      Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.), and notes thereto, for the fiscal year ended December 31, 2003, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2003 and with ProUroCare's audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003, included as an exhibit to our Current Report on Form 8-K, filed on April 20, 2004.

      The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

      Revenue Recognition. ProUroCare will recognize revenue from the sale of proposed systems when delivered to the customer, and will recognize revenue from disposable product sales at the time of shipment. The Company anticipates placing systems with customers under a variety of programs for both evaluation and long-term use, retaining ownership of these systems. Revenue will be recognized when title is transferred to the customer. These programs are designed to expand access to the technology, and thus expand the market for related disposable products. This generally allows the charging of a higher price for each disposable product.

      Research and Development Costs. Research and development costs are expensed as incurred.

      Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options and warrants are included in the calculation of diluted net income per share, using the treasury stock method, when the result is anti-dilutive. For both the three and six months ended June 30, 2004, 1,285,000 options and 3,545,631 warrants were excluded since their effect is anti-dilutive. For both the three and six months ended June 30, 2003, 320,000 options and 1,481,887 warrants were excluded since their effect is anti-dilutive.

      Stock-Based Compensation. Effective August 17, 1999, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to record option and warrant issuances, including stock-based employee compensation. The Company's policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS No. 123, using the Black Scholes pricing model.

      At June 30, 2004, the Company has one stock-based employee compensation plan. ProUroCare adopted a stock option plan in April, 2002 covering the granting of options to employees and independent contractors. It permits the Company to grant both incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares and cash awards.

      The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model using certain assumptions for expected dividend yield, volatility; risk-free interest rates and expected option lives.

Note 2.  Merger

      Merger. Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 2, 2004 (the "Merger Agreement"), by and among the Company, GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of the Company ("Acquisition Co.") and ProUroCare Inc., a privately held Minnesota corporation ("ProUroCare"), Acquisition Co. merged with and into ProUroCare, with ProUroCare remaining as the surviving company and a wholly owned operating subsidiary of the Company (such transaction is hereinafter referred to as the "Merger"). The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State. On April 5, 2004, the Company announced the effectiveness of the Merger through a press release and subsequent Current Report on Form 8-K, filed on April 20, 2004.

      Prior to the Merger, one ProUroCare shareholder, Profile, L.L.C. ("Profile") had dissented from the Merger proposal as the registered holder of securities beneficially owned by certain shareholders holding, in the aggregate, 308,465 shares of ProUroCare's common stock. As described below, Profile and ProUroCare entered into an agreement relative to these dissenting shareholders.

      Concurrent with the consummation of the Merger, ProUroCare delivered definitive documents related, among other things, to the purchase of 300,000 shares of ProUroCare common stock from the dissenting shareholders for $750,000; and shareholders beneficially holding the remaining 8,465 shares of ProUroCare common stock withdrew their dissents from the Merger. These redemption transactions had the result of decreasing the aggregate number of shares of ProUroCare common stock outstanding immediately prior to the Merger, and thereby reduced the anticipated total number of shares of common stock of the Company issued and outstanding immediately after the Merger.

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

      o ProUroCare purchased 300,000 of the 308,465 (preconversion) shares with respect to which dissenters' rights were exercised, for an aggregate purchase price of $750,000, of which $100,000 was paid on April 5, 2004. The remaining $650,000 is payable in two equal quarterly installments of $325,000 commencing ninety days after April 5, 2004, pursuant to promissory a note. This note is secured by all of the assets of ProUroCare. Dissents for the remaining 8,465 shares were withdrawn, and participated in the Merger.

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

      Private Placement of the Company's Common Stock. In connection with the Merger Agreement, the Company commenced a private placement offering of a minimum of 1,500,000 and a maximum of 3,000,000 shares (including an available overallotment) of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. Shares of common stock issued and issuable in the private placement are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or the availability of an applicable exemption therefrom. The initial closing occurred on April 5, 2004, at which time the Company issued 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million. As of June 30, 2004, the Company issued an additional 85,000 shares at $2.00 per share, aggregating to gross proceeds of $170,000.

      As part of the private placement, a consultant was engaged by the Company to provide financial-advisory services to the Company. Under terms of the consulting arrangement, the consultant was paid $27,000, and issued a warrant for 300,000 shares of common stock upon the first closing of the private placement. The warrant has a three-year term and is exercisable at $2.00 per share. Costs associated with the private placement were $44,500 during the six months ended June 30, 2004, including amounts paid to the consultant.

Note 3.  Shareholders' Equity

      On February 16, 2004 Raymond John Demman was appointed as Chief Executive Officer, Chief Financial Officer, and Director of the Company. Also on that date, the Board of Directors authorized the issuance of 500,000 shares of the Company's common stock to Mr. Demman in exchange for $5,000.

      On March 5, 2004 the Company canceled 1,053,000 shares of common stock held by the Company's previous officers and directors.

      On March 26, 2004 the Company issued 650,000 shares of common stock to two consultants pursuant to consulting agreements. The value of these services (approximately $102,000) was expensed in the first quarter of 2004.

      At the effective time of the Merger ProUroCare purchased 300,000 shares with respect to which dissenters rights were exercised. The remaining 3,201,001 shares of common stock of ProUroCare outstanding immediately prior to the Merger and held by ProUroCare shareholders were cancelled, with one share of ProUroCare common stock issued to the Company. Simultaneously, the former shareholders of ProUroCare common stock received an aggregate of 9,603,003 shares of common stock of the Company, representing approximately 82.1% of the Company's common stock outstanding immediately after the Merger.

      On April 5, 2004, the Company had the first closing on its private placement offering, at which time the Company issued 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million. As of June 30, 2004 the Company issued an additional 85,000 shares at $2.00 per share, aggregating to gross proceeds of $170,000.

      Upon the closing of the Company's private placement and Merger on April 5, 2004, certain exercise-price protections and anti-dilution provisions of warrants issued to guarantors of the Company's bank line of credit became effective. Under the terms of these provisions, holders of warrants to purchase 642,870 shares of the Company's common stock at $2.33 per share became eligible to purchase a total of 1,017,882 shares at $1.67 per share. These warrants were valued using the Black Scholes pricing model. The Company recorded an additional expense of $309,794 for the three and six months ended June 30, 2004.

      Also on April 5, 2004, in connection with the Company's private placement, the Company issued a warrant to purchase 300,000 shares of its common stock at $2.00 per share to a consultant.

      A vendor was issued 38,613 shares of the Company's common stock in May, 2004 as payment for product development work valued at $77,225.

Note 4.  Note Payable

      Concurrent with the merger and as part of the settlement of the Profile dispute, ProUroCare purchased 300,000 shares with respect to which dissenters' rights were exercised, for an aggregate purchase price of $750,000, of which $100,000 was paid on April 5, 2004. The remaining $650,000 is payable in two equal quarterly installments of $325,000 commencing ninety days after April 5, 2004, pursuant to terms of a promissory note issued by the Company. This note is collateralized by all of the assets of ProUroCare and bears interest at a rate of 6.5% per annum.

Note 5.  Legal Proceeding

      On April 2, 2004, Todd Leonard, the former President and Chief Operating Officer of ProUroCare Inc., the Company's wholly owned subsidiary as of the date of this report, commenced a lawsuit in Minnesota district court asserting certain claims against ProUroCare Inc. and the Company that relate to Mr. Leonard's separation of employment with ProUroCare Inc prior to the Merger. Mr. Leonard's complaint seeks approximately $228,000 in monetary damages, injunctive relief, punitive damages and fines under Minnesota law and payment of litigation costs and attorneys' fees. The Company disputes Mr. Leonard's claims. The Company does not believe that this litigation, even if finally determined against it, would have a materially adverse effect on the Company or its business.

Note 6.  Subsequent Events

      Research and Development Agreement. In July of 2004, the Company entered into a Research and Development Agreement with Artann Laboratories ("Artann") for ongoing research and development related to the Sensor Guided DRE(TM), and other mutually agreed upon technologies. The scope of the Agreement includes finalizing the design and development of a prototype system with certain specified capabilities. Under terms of the Research and Development Agreement, Artann is to be paid a total of $250,000 over three years, based on the achievement of predefined development milestones. In addition, the Company is obligated to issue five-year warrants having an exercise price of $2.00 per share for up to 500,000 shares of its common stock. The warrants vest over the three-year term of the Research and Development Agreement upon certain milestone events described therein. Upon the execution and delivery of the Research and Development Agreement, the Company issued three-year warrants for 100,000 shares and having an exercise price of $2.00 per share. The warrants will be valued using the Black Scholes pricing model and will be expensed at the time of issuance as research and development expense. All new technology developed under this Agreement will be assigned to the Company.

      Development Agreement. In July of 2004, the Company entered into a Development Agreement with Artann Laboratories and Armen Sarvazyan for ongoing development pertaining specifically to the Sensor Guided DRE(TM). The scope of the Agreement includes finalizing the design and development of a prototype system with certain specified capabilities. The Agreement became effective July 15, 2004, has a term of five months, and requires payments totaling $180,000 to be paid based on the achievement of predefined milestones.

      Private Placement of the Company's Common Stock. As noted above, the Company commenced a private placement of common stock in the first quarter of 2004. The initial closing occurred on April 5, 2004, at which time the Company issued 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million. As of June 30, 2004 the Company issued an additional 85,000 shares with additional gross proceeds of $170,000. Subsequent to June 30, the Company issued 140,000 shares, receiving gross proceeds of $280,000, and has now closed the private placement. Expenses related to these additional shares issued are estimated to be $25,000, including payments to a consultant under terms of a consulting agreement dated April 5, 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation

      The accompanying Plan of Operation should be read in conjunction with ProUroCare's audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003 included as an exhibit to our Current Report on Form 8-K filed on April 20, 2004.

Company History

      ProUroCare was initially founded by shareholders of Clinical Network Inc. in August of 1999. Pursuant to the above-described Merger Agreement by and among the Company, Acquisition Co. and ProUroCare Inc., Acquisition Co. merged with and into ProUroCare, with ProUroCare remaining as the surviving company and a wholly owned operating subsidiary of the Company. The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State. On April 5, 2004, the Company announced the effectiveness of the Merger through a press release and subsequent Current Report on Form 8-K, filed on April 20, 2004.

      At the effective time of the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 shares of ProUroCare common stock outstanding immediately prior to the Merger and held by ProUroCare shareholders were cancelled, with one share of ProUroCare common stock issued to the Company. Immediately prior to the Merger and as part of the settlement of the dispute with Profile, ProUroCare redeemed 300,000 shares of ProUroCare common stock with respect to which dissenters' rights were exercised. The non-dissenting former shareholders of 3,201,001 shares of ProUroCare common stock received an aggregate of 9,603,003 shares of common stock of the Company, representing approximately 82.1% of the Company's common stock outstanding immediately after the Merger. Effective April 26, 2004, the Company changed its name from Global Internet Communications, Inc. to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law. On May 5, 2004 the Company's trading symbol changed to "PRRC".

Plan of Operation

      Assets

      ProUroCare's primary assets are cash and intellectual-property rights, which are the foundation for the Company's proposed product offerings. At this time, the Company does not anticipate purchasing or selling any significant equipment or other assets in the near term.

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

      Initial Product Offerings. ProUroCare's first product will be the Sensor Guided DRE(TM), which is designed as a unique diagnostic imaging system that will allow a physician to accurately display and chart a digital rectal examination (or "DRE") for disease screening, diagnosis and nodule detection. A DRE is a qualitative and subjective test in which physicians must rely on their experience and the sensitivity of their finger to determine prostate size and recognize the presence of hardness within the prostate that might indicate the presence of potentially life-threatening disease. ProUroCare believes the Sensor Guided DRE(TM)'s proprietary imaging system will produce a digital image of the prostate that shows not only the size of the prostate, but also the location and hardness of soft-tissue nodules within the prostate. The Sensor Guided DRE(TM) is designed to allow a physician to detect hardness in the prostate more accurately than with their finger, assess areas of the prostate that cannot be reached with their finger, and produce quantifiable and chartable results. ProUroCare intends to position this product as an improvement over the current non-specific diagnostic DRE, and a complement to a Prostate Specific Antigen
(PSA) enzymatic test.

      ProUroCare currently intends that its second proposed product, the Procuro(R) system, will be a prostate therapy system designed to treat BPH. BPH is commonly known as "enlarged prostate" and dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns. The Procuro(R) system will be intended to be a non-surgical, catheter-based therapy using a proprietary microwave technology to precisely and preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death. ProUroCare believes that the Procuro(R)'s unique and proprietary Electrical Impedance Tomography - E.I.T. Vision System - will allow the urologist to observe heat migration through the prostate during treatment while protecting the urethral tissue and adjacent organs. Procuro(R) will also use a focused-beam microwave array intended to direct treatment where it is needed while avoiding healthy tissue. Real-time visioning of the prostate and the ability to direct treatment will allow a physician to treat specific areas of the prostate that may have localized cancer or BPH, without damaging healthy prostate tissue or medial nerves, thus avoiding impotence and erectile-dysfunction complications. ProUroCare believes that a Procuro(R) procedure can be performed without general or regional anesthesia or intravenous sedation, in a low-cost setting such as a physician's office or an outpatient clinic. As a result, ProUroCare believes that the Procuro(R) system will be positioned as an efficacious, safe and cost-effective procedure for the treatment of BPH, minimizing the types of complications and side effects inherent in most current treatments, and as such, will be well positioned to address the needs of physicians, patients and payors. ProUroCare intends to partner with a major thermotherapy system company to complete development of the Procuro(R) system.

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

      Regulatory and Clinical Status - Sensor Guided DRE(TM). The regulatory strategy for the Sensor-Guided DRE(TM) has been developed in consultations with various outside consulting groups that specialize in working with the FDA, including William Jackson and Associates of St. Paul, MN. Mr. Jackson has successfully filed over 200 510(k)s with the FDA including many urology-based filings. In addition, ProUroCare is currently working with Alquest, Inc., a consulting firm specializing in both US and European regulatory filings. ProUroCare expects to receive CE clearance in Europe within the first six months of Sensor Guided DRE(TM) sales in the US. European CE will occur through the interaction with a TUV-notified body.

      Liquidity and Capital Resources

      The Company had working capital (deficit) of $724,630 and $(2,070,022) at June 30, 2004 and December 31, 2003, respectively. Cash used in operations was $867,187 and $439,966 for the six months ended June 30, 2004 and 2003, respectively, and $2,630,939 for the period from August 17, 1999 (date of inception) to June 30, 2004. The primary use of cash in each period was to fund the Company's net loss. Common stock was issued to pay for approximately $77,000 and $193,000 of consulting services for the six months ended June 30, 2004 and the period from August 17, 1999 (date of inception) to June 30, 2004, respectively, which also funded a portion of the Company's operating loss in those periods.

      Pursuant to the terms of ProUroCare's settlement with Profile, the Company is committed to (i) spend $1.2 million on the development of its products, and
(ii) pay a total of $750,000 to acquire shares of common stock pursuant to the exercise of dissenter's rights under Minnesota corporate law, of which $100,000 was paid on April 5, 2004. A second payment of $325,000 was made on July 6, 2004, plus interest of $10,649, under terms of the settlement. A final $325,000 payment, plus interest, is scheduled for October, 2004.

      Pursuant to terms of the Research and Development Agreement between Artann Laboratories, Inc and Armen Sarvazyan, and ProUroCare Medical Inc. executed in July, 2004 the Company is required to pay $250,000 for development services to be rendered over the next three years, based on achievement of certain performance milestones. An additional 10% bonus will also be required for completion of certain technology ahead of pre-established milestone dates.

      Pursuant to terms of the Development Agreement for Sensor Guided DRE(TM) between Artann Laboratories, Inc. and Armen Sarvazyan, and ProUroCare Medical, Inc. executed in July, 2004 the Company is required to pay $180,000 for development services performed over the five month term of the agreement.

      Our management believes that we will require additional capital to continue operations. We will maintain limited operations until we receive additional capital. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures. The Company believes that its current cash will be sufficient to finance operations through December 2004.

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

      THERE IS UNCERTAINTY REGARDING NEW PRODUCT DEVELOPMENT, AND ADDITIONAL EFFORTS WILL BE NECESSARY TO MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE.

      We have developed and manufactured three working prototypes of the Sensor Guided DRE(TM) for testing and demonstration purposes. However, we have not generated any revenues from the sale of the Sensor Guided DRE(TM) nor have we manufactured any Sensor Guided DRE(TM) in commercial quantities. No assurance can be given that the prototypes will satisfy our performance objectives or FDA requirements or that additional Sensor Guided DRE(TM) may be manufactured in commercial quantities at prices that will be commercially viable. The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such applications and products. Consequently, there can be no assurance that such products will be successfully developed or manufactured, or that if developed and manufactured, will meet current price or performance objectives, be developed on a timely basis, or prove to be as effective as products based on other technology. The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures could have a material adverse affect our business.

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

      EVEN IF SUCCESSFULLY DEVELOPED, OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKETPLACE.

      Our products, even if succussfully developed, will be competing against existing treatments and competing products in the healthcare marketplace. There can be no assurance that the market will accept these products.

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

      OUR PRODUCTS ARE SUBJECT TO FDA REGULATION AND REGULATION BY OTHER GOVERNMENTAL BODIES.

      The proposed products we intend to develop, assemble and market are subject to regulations by the United States Food and Drug Administration (the "FDA"), and by comparable agencies in certain states and various foreign countries. The process of complying with the requirements of the FDA, related agencies, and other state and foreign agencies can be costly and time consuming. Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory governing bodies. Further, even if acceptable, we may encounter significant delays which will materially and adversely affect our business plan.

      WE ARE HIGHLY DEPENDENT ON THE SERVICES PROVIDED BY CERTAIN KEY PERSONNEL.

      We are highly and materially dependent upon the services of our executive officers and other key personnel, including Maurice R. Taylor II, Michael P. Grossman, and Richard Thon. We have not obtained "key-man" life insurance insuring the lives of any of these persons. If the services of any of these persons become unavailable to us, for any reason, our business could be adversely affected.

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

      WE MAY NOT RECEIVE ADDITIONAL THIRD-PARTY REIMBURSEMENT.

      ProUroCare currently believes it can utilize existing CPT codes and obtain reimbursement for the Procuro(R) therapeutic procedure, and limited reimbursement for the use of the Sensor Guided DRE(TM) system. ProUroCare intends to apply for more extensive reimbursement for the Sensor Guided DRE(TM) system. The success of our future medical-device products will materially depend on our ability to obtain third-party reimbursement from private insurance sources, Medicaid, Medicare and various foreign governments. It may be difficult to predict the timing and outcome of reimbursement decisions. There are no assurances that such additional reimbursement will ever be obtained.

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

OUR BUSINESS AND PRODUCTS SUBJECT US TO THE RISK OF PRODUCT-LIABILITY CLAIMS.

      The manufacture and sale of medical products and the conduct of clinical trials using new technology involve the risk of product-liability claims. There can be not assurance that our insurance coverage limits will be adequate to protect us from any liabilities which we might incur in connection with the clinical trials or the commercialization of any of our products. Product-liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product-liability claim or series of claims brought against us in excess of our insurance coverage would have a materially adverse effect on our business, financial condition and results of operations. In addition, any claims, even if not ultimately successful, could adversely affect the marketplace's acceptance of our products.

WE HAVE NEVER PAID DIVIDENDS, AND TO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

      We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future.

Going Concern

      The Company has incurred operating losses, accumulated deficit, and negative cash flow from operations since its inception. As of June 30, 2004 we had an accumulated deficit of $6,791,882. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Item 3.  Controls and Procedures

      We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2004, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission; and there has been no significant change in such internal controls or other factors which could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since our most recent evaluation. Nevertheless, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions due to the start-up nature of the Company's current operations.

PART II  Other Information

Item 1.  Legal Proceedings

      On April 2, 2004, Todd Leonard, the former President and Chief Operating Officer of ProUroCare Inc., the Company's wholly owned subsidiary as of the date of this report, commenced a lawsuit in Minnesota district court asserting certain claims against ProUroCare Inc. and the Company that relate to Mr. Leonard's separation of employment with ProUroCare Inc. prior to the Merger. Mr. Leonard's complaint seeks approximately $228,000 in monetary damages, injunctive relief, punitive damages and fines under Minnesota law and payment of litigation costs and attorneys' fees. The Company disputes Mr. Leonard's claims. The Company does not believe that this litigation, even if finally determined against it, would have a materially adverse effect on the Company or its business.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      In connection with the Company's acquisition of ProUroCare pursuant to the Merger, the Company commenced a private placement offering of a minimum of 1,500,000 and a maximum of 3,000,000 shares (including an available overallotment) of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. Shares of common stock issued and issuable in the private placement are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or the availability of an applicable exemption therefrom. The initial closing occurred on April 5, 2004, at which time the Company had received and accepted subscriptions for 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million. As of June 30, 2004 the Company had received and accepted additional subscriptions for 85,000 shares at $2.00 per share, aggregating to gross proceeds of $170,000. Subsequent to June 30, the Company has received additional subscriptions for 140,000 shares and gross proceeds of $280,000. As of the date of this report, the Company has closed the private placement.

      As part of the private placement, a consultant was engaged to provide financial-advisory services to the Company. Under terms of the consulting arrangement, the consultant was paid $27,000, and issued a warrant for 300,000 shares of our common stock. The warrant has a three-year term and is exercisable at $2.00 per share. Costs associated with the private placement were $44,500 during the six months ended June 30, 2004, including amounts paid to the consultant.

      Upon the closing of the Company's private placement and Merger on April 4, 2004, certain exercise-price protections and anti-dilution provisions of warrants issued to guarantors of the Company's bank line of credit became effective. Under the terms of these provisions, holders of warrants to purchase 642,870 shares of the Company's common stock at $2.33 per share, became eligible to purchase a total of 1,017,882 shares at $1.67 per share.

Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits



         10.1     Research and Development Agreement between Artann Laboratories
                  Inc. and Armen Sarvazyan, and ProUroCare Medical, Inc.
                  effective July 15, 2004
         10.2     Development Agreement for Sensor Guided DRE(TM)between Artann
                  Laboratories, Inc. and Armen Sarvazyan, and ProUroCare
                  Medical, Inc. effective July 15, 2004
         31.1     Rule 13a-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

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

                                 ProUroCare Medical Inc.


Date:  August 2, 2004            By:    /s/ Michael P. Grossman
                                      --------------------------
                                 Name:  Michael P. Grossman
                                 Title: President and Chief Executive Officer


Date:  August 2, 2004            By:     /s/ Richard Thon
                                      -------------------
                                 Name:  Richard Thon
                                 Title:  Chief Financial Officer