Form 10QSB
period 2004-09-30
ProUroCare Medical Inc.
filed 2004-11-16
CIK 1222244

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES|X| NO |_|


                         APPLICABLE TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,988,057 shares of common stock outstanding as of November 12, 2004, par value $.00001 per share.

    Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                            ProUroCare Medical Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 2004

                                Table of Contents

                                                                                                           Page No.
PART I.          Financial Information..........................................................................[1]

     Item 1.     Financial Statements

                 Consolidated balance sheets....................................................................[1]

                 Consolidated statements of operations..........................................................[2]

                 Consolidated statements of cash flows..........................................................[3]

                 Notes to consolidated financial statements.....................................................[4]

     Item 2.     Management's Discussion and Analysis or Plan of Operation ....................................[12]

     Item 3.     Controls and Procedures.......................................................................[24]

PART II.         Other Information.............................................................................[25]

     Item 1.     Legal Proceedings.............................................................................[25]

     Item 2.     Changes in Securities and USE OF PROCEEDS.....................................................[25]

     Item 6.     Exhibits and Reports on Form 8-K..............................................................[26]

SIGNATURES ....................................................................................................[27]

CERTIFICATIONS ................................................................................................[30]

Item 1. Financial Statements

ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.) A Development Stage Company
Consolidated Balance Sheets

                                                                  September 30,        December 31,
                                                                      2004                 2003
Assets                                                             (Unaudited)           (Audited)
                                                                    -----------          -----------
Current assets:
   Cash                                                             $ 1,422,998          $     8,968
   Deposit                                                                   --               30,000
   Other current assets                                                  50,395                6,879
                                                                    -----------          -----------
                                                                      1,473,393               45,847
Equipment and furniture, net                                              6,977                6,195
Debt issuance costs, net                                                     --               72,594
Other assets                                                                 --                7,590
                                                                    -----------          -----------
                                                                    $ 1,480,370          $   132,226
                                                                    ===========          ===========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
   Line of credit, bank                                             $        --          $   860,000
   Notes payable                                                        325,000                   --
   Accounts payable                                                     454,653              774,436
   Accrued expenses                                                     291,765              404,779
   License obligation                                                        --               25,000
   Due to CS Medical Technologies, LLC                                       --               26,000
   Due to Clinical Network, Inc.                                          8,943               33,244
                                                                    -----------          -----------
        Total current liabilities                                     1,080,361            2,123,459
Shareholders' equity (deficit:)
   Common stock, $0.00001 par value. Authorized
     100,000,000 shares; issued and outstanding
     13,943,616 and 10,503,003 shares on September 30, 2004
     and December 31, 2003, respectively                                    139                  105
   Additional paid-in capital                                         7,945,870            3,866,655
   Deficit accumulated during the development
     stage                                                           (7,546,000)          (5,857,993)
                                                                    -----------          -----------
        Total shareholders' equity (deficit)                            400,009           (1,991,233)
                                                                    -----------          -----------
                                                                    $ 1,480,370          $   132,226
                                                                    ===========          ===========

See accompanying notes to financial statements.

ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.) A Development Stage Company
Consolidated Statements of Operations
(Unaudited)

                                                                                                              Period from
                                                                                                             August 17,1999
                                           Three months ended September 30, Nine months ended September 30,  (inception) to
                                          ----------------------------   ----------------------------------  September 30,
                                              2004            2003           2004            2003              2004
                                          ------------    ------------   ------------    ------------      ------------
Operating expenses:
     Research and development             $    332,769    $         --   $    354,999    $    276,197      $  3,774,161
     General and administrative                402,509         342,620        876,373       1,005,391         3,045,936
                                          ------------    ------------   ------------    ------------      ------------
        Total operating expenses               735,278         342,620      1,231,372       1,281,588         6,820,097
                                          ------------    ------------   ------------    ------------      ------------
        Operating loss                        (735,278)       (342,620)    (1,231,372)     (1,281,588)       (6,820,097)
Interest income                                 (5,782)             --        (13,201)             --           (13,201)
Interest expense                                24,622          66,485        469,836         169,009           739,104
                                          ------------    ------------   ------------    ------------      ------------
        Net loss                          $   (754,118)   $   (409,105)  $ (1,688,007)   $ (1,450,597)     $ (7,546,000)
                                          ============    ============   ============    ============      ============
Net loss per common share:
     Basic and diluted                    $      (0.05)   $      (0.04)  $      (0.13)   $      (0.14)     $      (1.17)
Weighted average number of shares
   outstanding:
     Basic and diluted                      13,916,442      10,503,003     12,672,025      10,501,886         6,438,148

See accompanying notes to financial statements.

ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.) A Development Stage Company
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                                   Period from
                                                                        Nine months          Nine months          August 17,1999
                                                                           ended               ended             (inception) to
                                                                        September 30,       September 30,         September 30,
                                                                           2004                 2003                   2004
                                                                        -----------          -----------          -----------
Cash flows from operating activities:
   Net loss                                                             $(1,688,007)         $(1,450,597)         $(7,546,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                         2,238                2,124                6,986
        Stock-based compensation                                            149,741              116,749              443,949
        Issuance of common stock for services rendered                           --                   --              103,166
        Warrant issued for debt guarantees                                  309,794                   --              309,794
        Warrants issued for services                                        114,914              187,060              302,464
        Amortization of debt issuance costs                                  72,594               86,108              216,112
        License rights expensed as research and development,
          paid by issuance of common stock to CS Medical
          Technologies, LLC                                                      --                   --              475,000
        License rights expensed as research and development,
          paid by issuance of common stock to Profile, LLC                       --                   --            1,713,600
        Changes in operating assets and liabilities:
          Deposits                                                           30,000               24,940                   --
          Other current assets                                              (43,516)             (42,642)             (50,395)
          Other assets                                                        7,590                   --                   --
          Accounts payable                                                 (242,558)             105,167              544,583
          Accrued expenses                                                 (113,014)             323,674              291,765
          License obligation                                                (25,000)                  --                   --
                                                                        -----------          -----------          -----------
             Net cash used in operating activities                       (1,425,224)            (647,417)          (3,188,976)
                                                                        -----------          -----------          -----------
Cash flows from investing activities:
   Purchases of equipment and furniture                                      (3,020)                  --              (13,963)
                                                                        -----------          -----------          -----------
             Net cash used in investing activities                           (3,020)                  --              (13,963)
                                                                        -----------          -----------          -----------
Cash flows from financing activities:
   Net advances from (payments to) line of credit, bank                    (860,000)             709,000                   --
   Payment for recession of common stock                                   (100,000)                  --             (100,000)
   Payment of notes payable                                                (325,000)                  --             (325,000)
   Net advances from (payments to) Clinical Network, Inc.                   (24,301)             (75,000)               8,943
   Net advances from (payments to) CS Medical Technologies, LLC             (26,000)                  --                   --
   Cost of reverse merger                                                  (162,250)                  --             (162,250)
   Net proceeds from issuance of common stock                             4,339,825                   --            5,204,244
                                                                        -----------          -----------          -----------
             Net cash provided by financing activities                    2,842,274              634,000            4,625,937
                                                                        -----------          -----------          -----------
             Net increase (decrease) in cash                              1,414,030              (13,417)           1,422,998
Cash, beginning of the period                                                 8,968               14,996                   --
                                                                        -----------          -----------          -----------
Cash, end of the period                                                 $ 1,422,998          $     1,579          $ 1,422,998
                                                                        ===========          ===========          ===========
Supplemental cash flow information:
   Cash paid for interest                                               $    35,521          $    27,789          $    75,100
   Non-cash investing and financing activities:
     Assumption of liabilities in the Profile, LLC transaction          $        --          $        --          $    25,000
     Warrants issued for debt issuance costs                            $        --          $   174,861          $   216,112
     Issuance of note payable for redemption of common stock            $   650,000          $        --          $   650,000
     Common stock issued in lieu of cash for
        accounts payable                                                $    77,225          $    12,705          $   193,096

See accompanying notes to financial statements.

                            ProUroCare Medical Inc.
                (formerly Global Internet Communications, Inc.)
                           A Development Stage Company
                   Notes to Consolidated Financial Statements
                 September 30, 2004 and 2003 and the period from
                August 17, 1999 (inception) to September 30, 2004
                                   (Unaudited)

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

      On April 20, 2004 Global Internet Communications, Inc. ("GICI") filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GIC Acquisition Corp. ("Acquisition Co.") (then a wholly owned subsidiary of GICI), with and into ProUroCare Inc. ("ProUroCare") (Note 2). As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with ProUroCare remaining as the surviving company and a wholly owned operating subsidiary of GICI. The historical financial statements of ProUroCare become the historical financial statements of GICI, and the assets and liabilities of GICI are accounted for as required under the purchase method of accounting. Results of operations of GICI are included in the financial statements from April 5, 2004, the effective date of the merger. All share data has been restated to give effect of the merger under which each ProUroCare share was converted into 3 shares of GICI (Note 3).

      Change of Name; Trading Symbol. Effective April 26, 2004, the Company changed its name from Global Internet Communications, Inc. to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law. On May 5, 2004 the Company's trading symbol changed to "PRRC".

      Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.), and notes thereto, for the fiscal year ended December 31, 2003, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2003 and with ProUroCare's audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003, included as an exhibit to our Current Report on Form 8-K, filed on April 20, 2004.

      The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

      Reclassifications. Certain accounts in the prior quarters' financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements. These reclassifications had no effect on the net loss or stockholders' equity.

      Research and Development Costs. Research and development costs are expensed as incurred.

      Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options and warrants are included in the calculation of diluted net income per share, using the treasury stock method, when the result is anti-dilutive. For both the three and nine months ended September 30, 2004, 1,485,000 options and 1,581,877 warrants were excluded since their effect is anti-dilutive. For both the three and nine months ended September 30, 2003, 960,000 options and 689,007 warrants were excluded since their effect is anti-dilutive.

      Stock-Based Compensation. Effective August 17, 1999, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to record option and warrant issuances, including stock-based employee compensation. The Company's policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS No. 123.

      At September 30, 2004, the Company has two stock-based employee compensation plans. ProUroCare adopted a stock option plan in April, 2002 covering the granting of options to employees and independent contractors. It permits the Company to grant both incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares and cash awards. In July, 2004 a second stock option plan was adopted. This plan also covers the granting of options to employees and independent contractors and permits the Company to grant both incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares and cash awards.

      In determining the compensation cost of the options granted during the three and nine months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of used in these calculations are summarized as follows:

                                       For the three months ended    For the nine months ended
                                             September 30,                 September 30,
                                         2004             2003         2004             2003
                                         ----             ----         ----             ----
Risk-free Interest Rate                   4.26%              n/a        4.18%              n/a

Expected Life of Options Granted       10 years              n/a     10 years              n/a

Expected Volatility                       42.1%              n/a        12.4%              n/a

Expected Dividend Yield                       0              n/a            0              n/a

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

      All assets and liabilities resulting from the reverse acquisition were the former ProUroCare assets and liabilities (at historical cost) along with the immaterial assets and liabilities from GICI, which were recorded at their fair value.

      Upon consummation of the merger, pre-merger GICI shareholders own approximately 18% of the outstanding common stock of the post-merger Global Internet Communications, Inc., and former ProUroCare shareholders own approximately 82% of the outstanding common stock of the post-merger Global Internet Communications, Inc. On a fully-diluted basis, pre-merger GICI shareholders own approximately a 13% equity interest in the post-merger Global Internet Communications, Inc., and former ProUroCare shareholders own approximately 87%. For purposes of the preceding sentence, fully-diluted means that the number of shares of common stock issuable upon exercise of outstanding stock options and warrants are deemed to be outstanding. The ownership percentages are based on the number of shares of Global Internet Communications, Inc. and ProUroCare common stock, warrants and stock options outstanding on April 5, 2004 (the date upon which the Merger was effective).

      The following table sets forth the dilution to Global Internet Communications, Inc. shareholders as a result of the merger:

                               OWNERSHIP OF COMMON STOCK OF GLOBAL INTERNET COMMUNICATIONS, INC. AFTER THE MERGER

                                    Before Merger                   After Merger              After Private Placement
                             ----------------------------    ---------------------------    ----------------------------
         Holder               Outstanding       Fully          Outstanding    Fully          Outstanding       Fully
                                 Stock         Diluted            Stock        Diluted          Stock         Diluted
                             --------------- ------------    ---------------- ----------    --------------- ------------
                                       100%         100%                 18%        13%                15%          11%

GICI Shareholders

ProUroCare Shareholders                  0%           0%                 82%        87%                70%          78%

Private Placement
Memorandum Shareholders                  0%           0%                  0%         0%                15%          11%
                             --------------- ------------    ---------------- ----------    --------------- ------------

Total                                  100%         100%                100%       100%               100%         100%
                             =============== ============    ================ ==========    =============== ============

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

      o ProUroCare purchased 300,000 of the 308,465 (pre-conversion) shares with respect to which dissenters' rights were exercised, for an aggregate purchase price of $750,000, of which $100,000 was paid on April 5, 2004. The remaining $650,000 is payable in two equal quarterly installments of $325,000 commencing ninety days after April 5, 2004, pursuant to promissory a note. This note is secured by all of the assets of ProUroCare. Dissents for the remaining 8,465 shares were withdrawn, and participated in the Merger.

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

      Private Placement of the Company's Common Stock. In connection with the Merger Agreement, the Company commenced a private placement offering of a minimum of 1,500,000 and a maximum of 3,000,000 shares (including an available overallotment) of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. Shares of common stock issued in the private placement are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or the availability of an applicable exemption therefrom. The initial closing occurred on April 5, 2004, at which time the Company issued 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million. As of the final closing on July 31, 2004, the Company issued an additional 225,000 shares at $2.00 per share, aggregating to additional gross proceeds of $450,000.

      As part of the private placement, a consultant was engaged by the Company to provide financial-advisory services to the Company. Under terms of the consulting arrangement, the consultant was paid a total of $52,000, and issued a warrant for 300,000 shares of common stock. The warrant has a three-year term and is exercisable at $2.00 per share. Costs associated with the private placement were $70,175, including the amounts paid to the consultant noted above.

      Pro Forma Financial Information. The following unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2003 and the nine month period ended September 30, 2003, gives effect to the reverse merger with Global Internet Communications, Inc. and the private placement of the Company's common stock as if such transactions had occurred on January 1, 2003.

      The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations:

Three month period ended September 30, 2003:

                                                         Global Internet         Proforma
                                      ProUroCare         Communications         Adjustments         Proforma Results
                                   -------------------  --------------------  ------------------   -----------------
Sales, net                           $         --          $         --          $         --         $         --

Loss from operations                 $   (342,620)         $     (1,423)                   $-         $   (344,043)

Net loss                                 (409,105)         $     (1,423)                   $-         $   (410,528)

Net loss per share-basic and         $      (0.04)                   --                    --         $      (0.03)
diluted
Shares outstanding - basic             10,503,003                    --             3,402,000           13,905,003
and diluted

Three month period ended September 30, 2004:

The entire period was after the merger, therefore there are no proforma adjustments.

Nine month period ended September 30, 2003:

                                                         Global Internet         Proforma
                                      ProUroCare         Communications         Adjustments         Proforma Results
                                   -------------------  --------------------  ------------------   -----------------
Sales, net                           $         --          $         --          $         --          $         --

Loss from operations
                                     $ (1,281,588)         $     (7,463)         $         --          $ (1,289,051)


Net loss                               (1,450,597)         $     (6,408)         $         --          $ (1,457,005)

Net loss per share-basic and         $      (0.14)                   --                    --          $      (0.10)
diluted
Shares outstanding - basic             10,501,886                    --             3,402,000            13,903,886
and diluted

Nine month period ended September 30, 2004:

                                                         Global Internet         Proforma
                                      ProUroCare         Communications         Adjustments         Proforma Results
                                   -------------------  --------------------  ------------------   -----------------
Sales, net                           $         --          $         --          $         --          $         --

Loss from operations
                                     $ (1,231,372)         $   (199,113)         $    205,028          $ (1,225,457)


Net loss                               (1,688,007)         $   (199,183)         $    205,028          $ (1,682,162)

Net loss per share-basic and         $      (0.13)                   --                    --          $      (0.12)
diluted
Shares outstanding - basic             12,672,025                    --             1,106,135            13,778,160
and diluted

Note 3. Shareholders' Equity

      On February 16, 2004 Raymond John Demman was appointed as Chief Executive Officer, Chief Financial Officer, and Director of the Company. Also on that date, the Board of Directors authorized the issuance of 500,000 shares of the Company's common stock to Mr. Demman in exchange for $5,000. Effective with the Merger on April 5, 2004, Mr. Demman resigned from the Company.

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

      On April 5, 2004, the Company had the first closing on its private placement offering, at which time the Company issued 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3,960,000. As of the final closing date, July 31, 2004 the Company issued an additional 225,000 shares with additional gross proceeds of $450,000. As part of the private placement, a consultant was engaged by the Company to provide financial-advisory services to the Company. Under terms of the consulting arrangement, the consultant was paid a total of $52,000, and issued a warrant for 300,000 shares of common stock. The warrant has a three-year term and is exercisable at $2.00 per share. Costs associated with the private placement were $70,175, including the amounts paid to the consultant noted above.

      Upon the closing of the Company's private placement and Merger on April 5, 2004, certain exercise-price protections and anti-dilution provisions of warrants issued to guarantors of the Company's bank line of credit became effective. Under the terms of these provisions, holders of warrants to purchase 642,870 shares of the Company's common stock at $2.33 per share became eligible to purchase a total of 1,017,882 shares at $1.67 per share. These warrants, valued at $309,794 using the Black Scholes pricing model, were expensed at the time of issuance.

      Also on April 5, 2004, in connection with the Company's private placement, the Company issued a warrant to purchase 300,000 shares of its common stock at $2.00 per share to a consultant.

      A vendor was issued 38,613 shares of the Company's common stock in May, 2004 as payment for product development work valued at $77,225.

      On July 20, 2004, in connection with an employment agreement as of the same date, the Company issued options to purchase 200,000 shares of its common stock to Richard Thon, its Chief Financial Officer. The options vest ratably over a three year period, have a 10 year life, and an exercise price of $2.50 per share. The options were valued using the Black Scholes pricing model (see
Note 1) and are being expensed over the vesting period as general and administrative expense.

Note 4. Note Payable

      Concurrent with the Merger and as part of the settlement of the Profile dispute, ProUroCare purchased 300,000 shares with respect to which dissenters' rights were exercised, for an aggregate purchase price of $750,000, of which $100,000 was paid on April 5, 2004. The remaining $650,000 was payable in two equal quarterly installments of $325,000 commencing ninety days after April 5, 2004, pursuant to terms of a promissory note issued by the Company. This note is collateralized by all of the assets of ProUroCare and bears interest at a rate of 6.5% per annum. On July 5, 2004 the Company paid the first $325,000 installment, plus accrued interest.

Note 5. Legal Proceeding

      On April 2, 2004, Todd Leonard, the former President and Chief Operating Officer of ProUroCare Inc., the Company's wholly owned subsidiary as of the date of this report, commenced a lawsuit in Minnesota district court asserting certain claims against ProUroCare Inc. and the Company that relate to Mr. Leonard's separation of employment with ProUroCare Inc. prior to the Merger. Mr. Leonard's complaint seeks approximately $228,000 in monetary damages, injunctive relief, punitive damages and fines under Minnesota law and payment of litigation costs and attorneys' fees. The Company disputes Mr. Leonard's claims. The Company does not believe that this litigation, even if finally determined against it, would have a materially adverse effect on the Company or its business. During the three and nine month periods ended September 30, 2004 the Company recorded a reserve provision of $75,000 as a contingent liability related to this lawsuit.

Note 6. Subsequent Events

      On October 4, 2004 the Company paid the final $325,000 installment (plus accrued interest) to Profile, LLC pursuant to a promissory note (Note 4). Following this payment, all restrictions on the sale of ProUroCare shares by Maurice Taylor under the Letter of Understanding with Profile (Note 2) lapsed.

      On October 12, 2004 the Company reached an agreement with one of its Sensor Guided DRE research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work. Under this agreement, the Company paid $80,538 of its outstanding balance due to Minnetronix, and issued an unsecured promissory note for the remaining balance of $241,613. The promissory note is payable in 12 monthly installments beginning November 1, 2004, and bears interest at a 6% annual rate. At the same time, the Company settled $133,323 of accrued finance charges with a $44,441 cash payment and by issuing 44,441 shares of ProUroCare common stock. These liabilities had been recorded on the Company's books as of September 30, 2004. In addition, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed upon project expenses.

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

      In connection with and as a condition to the closing of the Merger, the Company engaged in a private placement of it common stock (the "Private Placement"). In the Private Placement, the Company issued and sold an aggregate of 2,205,000 shares of common stock at $2.00 per share pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. The initial closing of the Private Placement occurred on April 5, 2004 (the same day as the closing of the Merger) and the final closing occurred on July 31, 2004.

PLAN OF OPERATION

      Assets; Property Acquisitions and Dispositions. ProUroCare's primary assets are cash and intellectual-property rights, which are the foundation for the Company's proposed product offerings. At this time, the Company does not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither does the Company anticipate any significant changes in its number of employees (except as noted below). The Company raised an aggregate of $4.2 million in the Private Placement, after payment of all associated legal, accounting and other offering and Merger expenses. Subject to change in the Company's discretion, the Company intends to apply the proceeds of the Private Placement substantially as follows:

 Product development                                                 $1,200,000
 Repayment of Line of Credit                                          1,000,000
 Purchase of shares of dissenting shareholders                          750,000
 Satisfaction of liabilities                                            630,000
 Sales and marketing efforts                                            220,000
 General working capital                                                400,000
                                                         -----------------------
                                                                     $4,200,000
                                                         =======================

      As of the date of this report, the Company has completed the above referenced purchase of shares of shareholders dissenting from the Merger.

      Initial Product Offerings. ProUroCare's first product will be the Sensor Guided DRE(TM), which is designed as a unique diagnostic-imaging system that will allow a physician to accurately display and chart a digital rectal examination for disease screening, diagnosis and nodule detection. We have been working closely with our development partners, Artann Laboratories and Minnetronix, who are both experienced and knowledgeable in the development of medical devices. Based on their judgment of the current status of the development projects and the estimated amount of work remaining to be done, we anticipate that we will have pre-clinical prototypes by late November 2004, and that these prototypes can be refined and made ready for clinical trials by the first quarter of 2005. We met with the FDA in late 2002, and provided them with an overview of the Sensor Guided DRE and our initial thoughts on the clinical protocol to be used. Based on their informal guidance during the meeting, we have developed a clearly defined plan for our clinical trials. After completing the required clinical trials and upon advice from our regulatory consultant, we intend to file a 510(k) application with the FDA for approval of the Sensor Guided DRE. We estimate that clinical studies should take approximately 45-60 days to complete. Assuming that the results of clinical trials pose no unanticipated problems, we expect, based on advice from our regulatory consultant, to have our 510(k) application approved within 90-180 days after its filing.

      ProUroCare has also licensed rights to technology that offers significant enhancements to existing microwave thermal therapy for treatment of benign prostate hyperplasia ("BPH"). The Company intends to use this technology to develop a means for urologists to observe and direct the application of heat to diseased portions of the prostate during thermal therapy procedures.

      Current Operations and Expenses. The Company currently employs only its three executive officers, and conducts its research and development, market research, regulatory function, and all other business operations through the use of a variety of consultants and medical-device development contractors. Management believes that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees, and affords the Company flexibility in directing its resources toward specific and changing goals during its development stage. As the Company prepares for the market launch of its Sensor Guided DRE(TM) product, we do expect to add two to three employees within the next 12 months.

      The Company incurs ongoing expenses that are directly related to being a public company, including professional audit and legal fees, financial printing, press releases, and transfer agent fees. The Company's facilities consist of a month-to-month rental of approximately 2,200 square feet in an office that it shares with another company. Other expenses incurred include travel, insurance, telephone, supplies, and other miscellaneous expenses.

      The Company anticipates that it will spend approximately $1.1 million in marketing and administrative expenses over the next 12 months, including approximately $825,000 in compensation, benefits, and payroll taxes.

      Three and Nine Months Ended September 30, 2004 vs. 2003. For the three and nine month periods ended September 30, 2004 the Company recorded general and administrative costs of $402,509 and $876,373 compared with general and administrative costs of $342,620 and $1,005,391 in the three and nine month periods ended September 30, 2003. Compensation costs decreased by approximately $106,000 and $363,000 in the three and nine month periods compared to the previous year periods, as no bonus accruals have been recorded in the 2004 period, as no bonus plan has been established for 2004. In addition, a part-time employee during the 2003 periods was not on the payroll in the 2004 periods. These decreases were offset by increased professional fees related to SEC registration and reporting, the settlement with Profile, LLC, and legal proceedings concerning the separation of employment of a former officer of the company. Fees for these professional services were approximately $59,000 and $135,000 for the three and nine month periods ending September 30, 2004 compared to $22,000 and $66,000 for the year earlier periods. Further offsetting the decreases was the recording of a $75,000 contingent expense related to the separation of employment legal proceeding in the three month period ended September 30, 2004, and new expenses of approximately $34,000 and $54,000 in the three and nine month periods ending September 30, 2004 related to becoming a public company upon completion of the Merger.

      For the three and nine month periods ended September 30, 2004 the Company recorded research and development expense of $332,769 and $354,999 compared to $0 and $276,197 in the three and nine month periods ended September 30, 2003. The primary increase was due to amounts paid to Artann Laboratories, Inc. in the third quarter of 2004 under the terms of two research and development contracts, including warrants valued at $114,914.

      Interest expense decreased in the quarter ended September 30, 2004 compared to the prior year period from $66,485 to $24,622, primarily due to the amortization of loan guarantee costs in the 2003 period. Interest expense increased from $169,009 during the nine month period ended September 30, 2003 to $469,836 during the nine month period ended September 30, 2004. The increase is attributable to the issuance of additional warrants valued at $309,794 to loan guarantors under the terms of price and dilution protection provisions of their original warrants.

      Research and Development. As part of the Company's settlement agreement with Profile (discussed in greater detail below), the Company agreed to spend $1.2 million of the new capital raised under the Private Placement on research and development and the commercialization of the Sensor Guided DRE(TM). This expenditure commitment, together with the other provisions of the settlement agreement, satisfied Profile's contention that we were not in compliance with the terms of the license agreement between Profile and the Company. There is no specific timeframe attached to this expenditure commitment.

      The Company anticipates that it will spend a total of approximately $1.2 and $1.8 million on research and product development over the next 12 months. The Company's efforts in this regard will primarily be focused on bringing to market the Sensor Guided DRE(TM). Of this amount, approximately $380,000 will be spent developing working pre-clinical prototypes under the terms of development agreements with Artann Laboratories, and $600,000-$700,000 more will be spent on manufacturing, engineering, validation and documentation efforts with a contracted medical-products development company. Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $75-150,000. Other costs, estimated to be in the range of $325,000 and $600,000, are expected to include market research, reimbursement consulting, regulatory costs and project management.

      For the Company's thermal therapy products, we expect that research and development efforts will be funded primarily through a joint development and marketing arrangement with a thermal therapy company. To date, we have had discussions with several such thermotherapy system companies, but no agreement has yet been reached, and there is no assurance an agreement can be reached.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital (deficit) of $393,032 and $(2,077,612) at September 30, 2004 and December 31, 2003, respectively. Cash used in operations was $1,425,224 and $647,417 for the nine months ended September 30, 2004 and 2003, respectively, and $3,188,976 for the period from August 17, 1999 (date of inception) to September 30, 2004. The primary use of cash in the period from August 17, 1999 (inception) through December 31, 2003 was to fund the Company's net loss. During the nine month period ended September 30, 2004, in addition to funding the company's net loss, the Company repaid a $1,000,000 bank line of credit, and $425,000 plus accrued interest was paid to Profile, Inc. in relation to a note payable arising from their exercise of dissenter's rights at the time of the Merger. The Company also repaid loans from Clinical Network, Inc. and CS Medical Technologies, LLC totaling $24,301 and $26,000, respectively. Common stock was issued to pay for approximately $77,000 and $193,000 of consulting services for the nine months ended September 30, 2004 and the period from August 17, 1999 (date of inception) to September 30, 2004, respectively, which also funded a portion of the Company's operating loss in those periods.

      Pursuant to the terms of ProUroCare's settlement with Profile, the Company is committed to (i) spend $1.2 million on the development of its products, and
(ii) pay a total of $750,000 to acquire shares of common stock pursuant to the exercise of dissenter's rights under Minnesota corporate law, of which $100,000 was paid on April 5, 2004. A second payment of $325,000 plus interest of $10,649 was made on July 6, 2004, and a final $325,000 payment plus interest of $5,390 was made on October 4, 2004 under terms of the settlement.

      Pursuant to terms of the Research and Development Agreement with Artann Laboratories, Inc. and Armen Sarvazyan executed in July, 2004, the Company is required to pay $250,000 for development services to be rendered over the next three years, based on achievement of certain performance milestones. An additional 10% bonus will also be required for completion of certain technology ahead of pre-established milestone dates. As of September 30, 2004 the Company had paid $50,000 to Artann Laboratories under the Research and Development Agreement.

      Pursuant to terms of the Development Agreement for Sensor Guided DRE(TM) with Artann Laboratories, Inc. and Armen Sarvazyan executed in July, 2004, the Company is required to pay $180,000 for development services performed over the five month term of the agreement, of which $140,000 had been paid as of September 30, 2004.

      Our management believes that we will require additional capital to continue operations. Management has initiated discussions with various funding sources (investment bankers, investment funds, and commercial bankers) to secure the additional capital. No committed sources of capital, such as bank lines of credit, currently exist. It may be necessary for the Company to establish a secured line of credit with its commercial bank to provide short-term capital for operations, until it finalizes a permanent round of financing. If capital from a line of credit financing is not available, the Company would slow down its development program and reduce or defer general and administrative expenses, including officer's salaries, until additional financing was secured. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures. The Company believes that its current cash will be sufficient to finance operations into the first quarter of 2005.

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

Risk Factors Associated With Our Business


      As a development-stage company, we have no operating history and our business plan has not been tested. We anticipate incurring future losses.

      The Company, conducting business through ProUroCare Inc. (sometimes referred to hereinafter as "we"), is a development-stage company. We have yet to commence active operations or manufacture or sell any products associated with the proprietary urology-based imaging and therapeutic technologies that we intend to market. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. To date, we have generated no revenue and are proposing to enter the highly competitive urology-imaging and therapeutic industries. There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability. We anticipate that we will incur losses in the near future.

Our products have not been, and may never be, fully developed.

      We have developed and manufactured approximately three working prototypes of the Sensor Guided DRE for testing and demonstration purposes. Two working prototypes and key components of a third Sensor Guided DRE system were assembled to prove the feasibility of the device, to perform clinical studies, and to provide a means to test and develop future systems. Nevertheless, we have not generated any revenues from the sale of the Sensor Guided DRE(TM) nor have we manufactured any Sensor Guided DRE(TM) in commercial quantities. The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such applications and products. Consequently, there can be no assurance that our products will be successfully developed or manufactured. Of course, our failure to complete the development of products will have materially adverse effect on our business.

Even if finally developed, our products may not be commercially viable.

      Even if we are able to successfully develop our products, we may not be able to manufacture such products in commercial quantities and at prices that will be commercially viable. Further, there is risk that our products may not prove to be as effective as currently available medical products. The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures could have a materially adverse affect on our business

      Even if successfully developed, our products may not be accepted by the marketplace.

      Our products, even if successfully developed, will be competing against existing treatments and competing products in the healthcare marketplace. There can be no assurance that the market will accept these products.

      We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

      Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We do not intend to manufacture any of our proposed products. In this regard, we intend to retain contract manufacturers. There can be no assurance that such manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business and results of operations.

      Our reliance on third-party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products, and may negatively affect future product development.

      As noted above, we currently intend to market and commercialize products manufactured by others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties. These arrangements will likely reduce our product profit margins. In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others, including medical-device and pharmaceutical companies, and research institutions. These collaborative agreements may require us to pay license fees, make milestone payments, pay royalties and/or grant rights, including marketing rights, to one or more parties. Any such arrangement will reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which failure would materially and adversely affect our business.

      Finally, we cannot be sure that we will be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all. If we fail to establish such arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and commercialization of our products. If we could not find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

We will need additional financing in the future and any such financing will likely be dilutive to our existing shareholders.

      We will likely require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that the Company's current cash is sufficient to continue operations only into the first quarter of 2005. Unless significant additional funds are obtained, the development and introduction of our proposed products will be delayed. Such additional financing could be sought from a number of sources, including further sales of equity or debt securities or loans from banks or other financial institutions. No assurance can be given that we will be able to sell any such securities, or obtain additional financing, on terms and conditions acceptable or favorable to us, or at all, when needed. Any additional equity or equity-linked financing would be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants.

The Company materially relies on consultants and contractors, some of whom have been partially or wholly paid through issuances of common stock dilutive to our shareholders.

      The Company (in combination with PUC) has incurred consulting fees equal to an aggregate of $747,086 between January 1 and October 31, 2004, which represents a material expenditure in relation to our total operating costs. Of this amount, $255,028 was incurred for business brokerage services rendered in connection with the Merger; $312,414 was incurred for research and development activities; $73,675 was incurred for management and accounting services; $40,590 was incurred for market research services; $41,695 was incurred for manufacturing and engineering services; $15,000 for medical advisory services; and $8,684 was incurred for services rendered in connection with regulatory matters. Furthermore, $217,277 of this amount was paid through the issuance of securities, including $114,914 by the issuance of warrants to purchase 100,000 shares of the Company's common stock, and $102,363 by the issuance of 550,000 shares of common stock. The Company also paid $88,882 of accrued financing charges by issuing 44,441 shares of common stock to a contractor. In addition to the above expenses, the Company (in combination with PUC) issued warrants to purchase an aggregate of 300,000 shares of common stock to a consultant for business brokerage services rendered in connection with the Merger.

      The Company expects to continue to materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, and marketing activities. Expenses for these activities are anticipated to be approximately $1.0 to 1.2 million during the next twelve months. The Company currently has no plans or commitments (other than the Artann warrants discussed below) to issue securities in partial satisfaction of such expenses, but may nonetheless choose to do so in the future. Any such issuance could be dilutive to shareholders.

      Under the terms of a research and development agreement with Artann Laboratories, Inc., the Company is committed to issue warrants for up to an additional 400,000 shares of common stock over the next two years at $2.00 per share or current market price, whichever is lower.

The resale of shares to be registered by the Company could in the fourth quarter of 2004 adversely affect the market price of our common stock in the public market, and thereby negatively affect the Company's ability to raise additional equity capital.

      The sale, or availability for sale, of common stock in the public market pursuant to an SB-2 registration statement to be filed by the Company in the fourth quarter of 2004 may adversely affect the prevailing market price of our common stock and may impair the Company's ability to raise additional capital by the sale of its equity securities. Once effective, the registration statement will register the resale of a significant number of shares of our common stock. In fact, the registration statement will make publicly available for resale an additional 13,972,934 shares of our common stock, assuming the issuance of all shares of common stock issuable upon exercise of warrants. This figure represents nearly 90% of all shares of our common stock available in the public market after the effectiveness of the registration statement.

The commercialization of our products may be significantly delayed by governmental regulation.

      The proposed products we intend to develop, assemble and market are subject to regulations by the United States Food and Drug Association (the "FDA"), and by comparable agencies in certain states and various foreign countries. The process of complying with the requirements of the FDA, related agencies, and other state and foreign agencies can be costly and time consuming. Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory bodies. Further, even if acceptable, we may encounter significant delays which will materially and adversely affect our business plan.

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

Our officers and directors possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.


Our officers and directors collectively possess beneficial ownership of 4,119,290 shares of our common stock, which represents approximately 28.6% of the voting power of our common stock. This represents a significant portion of the voting power of the Company's shareholders. As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

We license from third parties, and do not own or control, certain intellectual property critical to our products.

      We have exclusively licensed from third parties intellectual properties covered by patents and patent applications. Although we have been advised by patent counsel that such licensed technologies have received protection in proposed major market areas, no assurance can be given that such protections will be properly maintained by the parties controlling such intellectual properties. The intellectual properties licensed from third parties includes technology that is critical to our proposed products. If the parties controlling such intellectual property do not properly maintain or defend such intellectual property, we may not be able to maintain the technological (and thereby competitive) edge we believe we possess. Any such loss of intellectual-property protections would likely have a materially adverse effect on the Company and its business.

If we lose our right to license from third parties certain critical intellectual properties, our entire business would be in jeopardy.

      The agreements pursuant to which we license critical intellectual properties are not irrevocable. If we should lose our right to license and use any technology covered by our licenses, such loss would have a materially adverse effect on the Company and its business. In such a case, the viability of the Company's business would be in question. Our only alternatives would be to find existing and non-infringing technology to replace that lost (if any exists), or develop new technology ourselves. The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products.

The protections for the intellectual property we own and license from other parties may be successfully challenged by third parties.

      We own and, as noted above, license from third parties various intellectual properties. No assurance can be given that any intellectual-property claims will not be successfully challenged by third parties. Any challenge to our intellectual property, regardless of merit, would likely involve costly litigation which would materially and adversely affect the Company. Moreover, if a challenge were successful, it is possible that the viability of the Company's business would be in question. If a successful challenge were made to intellectual property that is critical to our proposed products, the pursuit of any such alternative would likely cause significant delay in the development and introduction of such products.

Rapid technological change in our competitive marketplace may render our proposed products obsolete or diminish our ability to compete.

      The urologic-products markets are extremely competitive and subject to rapid technological advances. The discovery of new technologies and advances in the application of such technologies to the medical marketplace in general, and the market for urologic products in particular, may render our products obsolete or non-competitive. Any such changes and advances could force us to abandon our currently proposed products, which would have a material and adverse effect on the Company and its business.

We may not be able to compete against companies with greater resources than us.

      The urology-imaging and therapeutic businesses and the healthcare business in general, are extremely competitive. We have experienced, and expect to continue experiencing significant competition in the marketplace. Although we believe we may have a proprietary niche in the prostate-imaging and prostate-therapeutic marketplaces, many factors beyond our control, including government regulation, will likely encourage new competitors. In particular, several large companies will compete with us in the prostate-imaging and prostate-therapeutic business. Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do. Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

Our failure to receive third-party reimbursement will likely result in diminished marketability of our products.

      The Company does not currently receive reimbursement from any party for the use of Company products because there are no products fully developed and used in the marketplace. Nevertheless, we are working to formulate the appropriate approach to obtaining government and third-party reimbursement for the use of our products. ProUroCare expects it can utilize existing CPT codes to receive limited reimbursement for the use of the Sensor Guided DRE(TM) system. The success of our future medical-device products will materially depend on our ability to obtain third-party reimbursement from private insurance sources, Medicaid, Medicare and various foreign governments. It may be difficult to predict the timing and outcome of reimbursement decisions. Importantly, there are no assurances that such reimbursement will ever be obtained.

      Each procedure performed by a physician is assigned a specific "Current Procedural Terminology" (CPT) code. When a procedure is performed, the physician must use the CPT code when billing third-party payers such as insurance companies or the government. The amount of reimbursement the physician receives depends on the relative value assigned to the procedure by the third-party payer via the CPT coding. When a new product or procedure is introduced, it must be submitted to the American Medical Association's (AMA) CPT Editorial Panel, who determines if an existing code should be used, or if a new code should be issued. However, before reaching the Editorial Panel, it must first be screened by the CPT Advisory Committee and the appropriate national medical specialty society seated in the AMA House of Delegates (for prostate-related procedures, this is the American Urology Association, or AUA). The process of obtaining a new CPT code can take from one to three years.

      In the case of the Sensor Guided DRE diagnostic product, we will approach the AUA and request that our procedure initially be covered under the same reimbursement code under which the digital rectal exam is covered, which is currently reimbursed as part of what is referred to as Evaluation and Management (E&M). The E&M procedure is reimbursed at various price ranges depending on the time spent with the doctor ($35-$162 per visit). We may determine that it would be advantageous for us to seek our own CPT code for the procedure. There is no assurance that we will be successful in obtaining a unique CPT code for use of the Sensor Guided DRE.

      The Company's therapeutic products are anticipated to be "add-on" enhancements to existing thermal therapy systems. We anticipate that these products will be sold to thermal therapy companies and not directly to the medical service provider. Although the thermal therapy procedures that utilize the equipment provided by these established thermal therapy companies have established CPT codes, the Company's future revenues are not directly related to or dependent upon the amount of reimbursement received by the medical service provider. The Company's ability to sell its products to thermal therapy companies is not dependent upon the establishment of new CPT codes. Nevertheless, if reimbursement allowances for the existing CPT codes for thermal therapy procedures were significantly reduced, it may affect our ability to sell our products for a reasonable price.

Our common stock is illiquid and may be difficult to sell.

      Trading of our common stock is conducted on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board." This has an adverse effect on the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst and the media coverage of our Company. This may result in lower prices for our common stock than might otherwise be obtained, and could also result in a larger spread between the bid and asked prices for our common stock.

There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock.

      Since the Merger, there has been very little trading activity in our common stock. Over the past three months, the average daily trading volume (as reported by BigCharts.com and Yahoo Finance) has been under 5,000 shares. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Because it is a "penny stock," you may have difficulty selling shares of our common stock.

      Our common stock is a "penny stock" and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this Rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.

      The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate. Under applicable regulations, our common stock will generally remain a "penny stock" until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the thresholds in the foreseeable future.

      The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.



The Company's ability to use operating loss carryforwards from ProUroCare Inc. may be limited.

      ProUroCare Inc. generated federal and state net operating losses of approximately $2.9 million which, if not used, will begin to expire in 2021. The change in the ownership of ProUroCare Inc. pursuant to the Merger and Private Placement was approximately 31%, which is less than the 50% threshold established under IRS rules that trigger limitations on the ability to use these loss carryforwards. However, future changes in ownership of ProUroCare Medical Inc. in the 36-month period following the Merger, if any, would be combined with the change in ownership pursuant to the Merger in determining if the 50% threshold is exceeded, and thus such changes could limit our ability to use these net operating loss carryforwards.

Our business and products subject us to the risk of product-liability claims.

      The manufacture and sale of medical products and the conduct of clinical trials using new technology involve the risk of product-liability claims. There can be no assurance that our insurance coverage limits will be adequate to protect us from any liabilities which we might incur in connection with the clinical trials or the commercialization of any of our products. Product-liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product-liability claim or series of claims brought against us in excess of our insurance coverage would have a materially adverse effect on our business, financial condition and results of operations. In addition, any claims, even if not ultimately successful, could adversely affect the marketplace's acceptance of our products.

We have never paid dividends, and do not expect to pay dividends in the foreseeable future.

      We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future.

Going Concern

      The Company has incurred operating losses, accumulated deficit, and negative cash flow from operations since its inception. As of September 30, 2004 we had an accumulated deficit of $7,546,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Item 3.  Controls and Procedures

      We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2004, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission; and there has been no significant change in such internal controls or other factors which could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since our most recent evaluation. Nevertheless, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions due to the start-up nature of the Company's current operations.

PART II  Other Information

Item 1. Legal Proceedings

      On April 2, 2004, Todd Leonard, the former President and Chief Operating Officer of ProUroCare Inc., the Company's wholly owned subsidiary as of the date of this report, commenced a lawsuit in Minnesota district court asserting certain claims against ProUroCare Inc. and the Company that relate to Mr. Leonard's separation of employment with ProUroCare Inc. prior to the Merger. Mr. Leonard's complaint seeks approximately $228,000 in monetary damages, injunctive relief, punitive damages and fines under Minnesota law and payment of litigation costs and attorneys' fees. The Company disputes Mr. Leonard's claims. The Company does not believe that this litigation, even if finally determined against it, would have a materially adverse effect on the Company or its business. During the three and nine month periods ended September 30, 2004 the Company recorded a reserve provision of $75,000 as a contingent liability related to this lawsuit.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      In July, 2004 the Company issued warrants to purchase 100,000 shares of common stock pursuant to a research and development agreement. The warrants have a five-year term and are exercisable at $2.00 per share.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     Minnetronix Agreement and Promissory Note
         31.1     Rule 13a-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ProUroCare Medical Inc.

Date:  November 15, 2004          By:     /s/ Michael P. Grossman
                                         ---------------------------------------
                                  Name:  Michael P. Grossman
                                  Title:  President and Chief Executive Officer

Date:  November 15, 2004          By:     /s/ Richard Thon
                                         ---------------------------------------
                                  Name:  Richard Thon
                                  Title:  Chief Financial Officer