Form 10KSB
period 2004-12-31
ProUroCare Medical Inc.
filed 2005-03-31
CIK 1222244

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

|_|   For the transition period from _________________ to __________________

                       Commission file number: 333-103781

                             ProUroCare Medical Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                               20-1212923
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                         One Carlson Parkway, Suite 124
                               Plymouth, MN 55447
                               ------------------
                    (Address of principal executive offices)

                                 (952) 476-9093
                                 --------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Exchange Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:  None


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

State issuer's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)      $16,785,668 as of March 3, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  13,988,057 Common shares as of March 22, 2005

                                TABLE OF CONTENTS

                                                                          Page

ITEM 1:    DESCRIPTION OF BUSINESS                                           3
ITEM 2:    DESCRIPTION OF PROPERTY                                          23
ITEM 3:    LEGAL PROCEEDINGS                                                23
ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              24
ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         24
ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        26
ITEM 7:    FINANCIAL STATEMENTS                                             32
ITEM 8:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURES                                57
ITEM 8A:   CONTROLS AND PROCEDURES                                          57
ITEM 8B:   OTHER INFORMATION                                                57
ITEM 9:     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT        58
ITEM 10:   EXECUTIVE COMPENSATION                                           60
ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                               62
ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   64
ITEM 13:   EXHIBITS                                                         67
ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES                           70

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

      The business of the Company, which is the business of the Company's wholly owned subsidiary ProUroCare Inc., is summarized below.


History

      The Company (formerly known as Global Internet Communications, Inc.) was formed on February 26, 2003 as a Nevada corporation. Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 5, 2004 (the "Merger Agreement"), by and among the Company, GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of the Company ("Acquisition Co."), and ProUroCare Inc., a privately held Minnesota corporation ("PUC"), Acquisition Co. merged with and into PUC, with PUC remaining as the surviving company and a wholly owned operating subsidiary of the Company (such transaction is hereinafter referred to as the "Merger"). The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State. The Company entered into the Merger to acquire the business of PUC. At the time of the Merger, the Company had no material assets or liabilities, and since its formation in February 2003 had not begun operating activities.

      Effective upon the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of PUC common stock issued to the Company. Simultaneously, the former shareholders of PUC common stock received an aggregate of 9,603,003 shares of common stock of the Company, representing approximately 82.1% of the Company's common stock outstanding immediately after the Merger. As a result of the Merger, PUC is now a wholly owned operating subsidiary of the Company, and PUC's business is the Company's sole business enterprise. On April 26, 2004, the Company changed its name to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law. On May 5, 2004 the Company's trading symbol on the Over-The-Counter Bulletin Board changed to "PRRC."

      We are engaged in the business of developing and marketing innovative products for the detection and treatment of male urologic prostate disease. PUC was initially founded as a Minnesota corporation by shareholders of Clinical Network Inc. ("Clinical Network") in August 1999. Clinical Network was originally established in 1990 for the purpose of pursuing treatments for stress urinary incontinence in women. In July 2001, Clinical Network began collaborating with CS Medical Technologies, L.L.C. ("CS Medical"), a developer of microwave treatment technology for prostate and cardiology treatments, for the development of products for the male urology market. PUC's business plan and operations began at that time by bringing together the capabilities and expertise of Clinical Network in the urological field with the minimally invasive microwave therapy technology developed by CS Medical to treat prostate disease. PUC acquired the rights to this technology by a license, which covers all of CS Medical's technology, know-how, and patents related to urologic disorders that may be detected or treated using a catheter-based microwave technology. CS Medical's technology allows the user to direct microwave energy emitted at the end of a catheter in a specific direction, which is believed to be a distinct advantage in the possible treatment of prostate disease. Further development and clinical studies will be required to bring this technology to market. The license required that PUC achieve a certain level of new capital investment in 2002, which was accomplished, and pay royalties based on one-half percent of the amount by which net sales of products using this technology exceeds $500,000 per quarter.

      Also in July, 2001, PUC obtained an exclusive worldwide license relating to an imaging system developed by Rensselaer Polytechnic Institute ("RPI") that allows one to monitor microwave therapy changes to tissue in real time. The agreement with RPI covers all of RPI's intellectual-property rights, including its patent rights, to its electrical impedance tomography technology in the field of diagnosis and treatment of urological conditions. The agreement required PUC to make two $25,000 payments, which have been made, and calls for royalties ranging from 1 to 3% of sales, depending on specific application of the technology, with minimum royalties of $20,000 per year beginning in July, 2005. It also requires that the Company begin its FDA application process no later than July, 2006.

      In January 2002, PUC purchased certain assets (furniture and equipment) from Profile L.L.C. ("Profile") and obtained a license from Profile providing for worldwide exclusive rights to its prostate imaging system and related patented technology. The field of use for the exclusive license is limited to the diagnosis and treatment of enlarged prostate, prostate cancer, or other conditions of or disorders of the prostate which may be diagnosed, imaged, or treated using any diagnostic or imaging process. The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology or the date that the Company permanently ceases the sale of devices using the technology. The license requires royalties ranging from 1.05% to 3.05% of defined revenues.

      Profile's imaging system had been acquired by Profile from ArMed, where the technology had been developed by Dr. Armen Sarvazyan. At the time PUC acquire the technology, working prototypes of the system had been assembled, and clinical studies demonstrating its capabilities had been performed. In 2004, the Company entered into research and development agreements with Dr. Sarvazyan's company, ARTANN Laboratories, Inc. to complete development and produce a limited number of pre-clinical systems.

      The Company's rights and obligations under the licenses from Profile, CS Medical and RPI are more fully described below under the caption "Intellectual Property."

      PUC has continued to pursue the development of the technologies licensed from Clinical Network, CS Medical, Profile and RPI, and has internally developed technology for which a patent application has been filed. The Company began development of a next-generation prototype system for its proposed initial product, the ProUroScan, under contracts with Minnetronix, Inc. and Resistance Technology Inc. This activity was largely funded by a previous private equity offering of $1.1 million completed in 2002. This development activity was curtailed during 2003 while the Company sought additional funding. In July 2004, after completion of the Merger and a related private equity offering (the "Private Placement"), the Company entered into a Development Agreement with Artann Laboratories to develop pre-clinical systems.

      There has been little development work done by PUC on the therapeutic products while the Company has sought to complete a joint development agreement with a major therotheraphy system company. Although there can be no guarantee that an agreement will be reached, we are currently involved in negotiations with such a potential development partner.


The Disease

      Prostate disease is a persistent disease with a dramatically increasing prevalence. It is currently estimated that over 100 million digital rectal examinations are performed each year to assess for or monitor prostate disease and that over 23 million men in the United States, Europe and Japan suffer from moderate to severe symptoms of prostate disease. Benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate," is the most common male urological disease. BPH dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns.


Initial Product Offerings


ProUroScan

      ProUroCare's first product will be the ProUroScan, which is being designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination for disease screening and diagnosis. Such screening is currently accomplished during a digital rectal examination ("DRE"). A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the anus to feel or palpate the prostate gland for abnormalities. The clinician must rely on his or her experience and the sensitivity of their finger to estimate the size of the prostate and detect hardness or nodules within the prostate that may indicate the presence of potentially life-threatening disease. Based on pre-clinical data obtained from testing on both models and actual patients in clinical settings, ProUroCare believes the ProUroScan's proprietary imaging system will produce a digital image of the prostate showing the size of the prostate and the location of soft-tissue hardness or nodules within the prostate. We believe that the ProUroScan will enable a physician to detect hardness in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results.

      While other imaging technologies such as x-ray and ultrasound exhibit difficulties in identifying abnormalities such as soft-tissue hardness (nodules), the ProUroScan imaging system is being designed to detect certain abnormalities that are commonly missed by other diagnostic techniques. These abnormalities include areas on the surface or within the prostate where the tissue has a different level of elasticity or surface stress patterns when compared with the rest of the gland, which can be precursors to a more clearly defined hardened area or nodule. ProUroCare expects that the ProUroScan will also be a safer diagnostic test when compared to methods using radiation or other high-energy diagnostic tools, and will lead to better healthcare for those instances where palpation of the prostate is indicated. Furthermore, the ProUroScan offers the advantage of being able to create an electronic record that can be stored within the system, printed and used for comparisons with new images created at a later date. No such electronic records or color images are possible when performing a traditional DRE.

      The ProUroScan system will consist of a probe, a central processing unit containing proprietary algorithms, a computer with color monitor and keyboard, a color printer, single-use disposable sheaths to cover the tip of the probe, and a cart. The ProUroScan probe is specially designed for the rectal anatomy to minimize discomfort. It is ergonomic for the clinician and similar to a traditional DRE for the patient. The probe utilizes pressure sensors located on the end of the probe to palpate the prostate. The probe's positioning system will ensure that the person administering the test examines the entire surface of the prostate. The sensors on the very end of the probe are designed to facilitate location of the prostate.

      The probe attaches to the central processing unit which converts the information from the probe sensors with proprietary algorithms and then translates the data into a multicolor image on the monitor. A standard diagram of the prostate will appear on the monitor along with a special cursor enabling the clinician to know where the probe is located within the patient's body and to guide him or her across the posterior surface of the gland.

      To perform a test, the clinician must first place a single-use disposable sheath on the end of the probe and cover it with a lubricant. The tip of the probe is then inserted into the patient's anus and palpates the prostate. As the prostate is palpated, a color image of the prostate is produced and displayed on the computer monitor, along with indicators of the amount of pressure being applied to help guide the clinician. Differences in tissue density will be depicted on the monitor in different colors. Total testing time for a healthy prostate is estimated to be 15 seconds or less.

      Ideally, the ProUroScan will be administered by the trained physician or technician on all patients in need of a prostate exam. Standardizing the procedure will virtually eliminate the differences in abilities between physicians in this otherwise subjective procedure. The system will also be more sensitive and have the ability to detect nodules that are smaller than the normal human finger can detect, thereby improving the quality of the screening process. It will also enable physicians to literally see the differences in tissue density on the color monitor instead of a traditional DRE that is "blind" and relies exclusively on the clinician's sense of touch. The procedure will be advantageous for the physician because it may reduce or help to limit malpractice lawsuits. The system will create a hard copy of the prostate screening which can be placed into the patient's file. This will be advantageous for the physician on multiple fronts, as it gives the physician the ability to compare and contrast the patient's results from year to year, and to get second opinions on the patient's status in regards to the screening.

      The Company expects the ProUroScan to be different from almost all products currently in the market. The closest comparison can be made to an examination using a transrectal ultrasound device. Transrectal ultrasound ("TRUS") is a test that uses a rectal probe and sound wave echoes to create an image of the prostate gland, thus allowing visual inspection for abnormal conditions. While well established as a highly accurate test, TRUS is used primarily as a guide for prostate biopsies, and is seldom used as a screening test. It is a very expensive test, costing hundreds of dollars per use, and requiring approximately 20-40 minutes to perform. The Company anticipates that the ProUroScan will use mechanical imaging rather than sound waves echoes, have a probe that will be smaller than that of an ultrasound probe, will be performed in seconds, and at a much lower cost. The results of the test will be displayed in color, making the results of the diagnostic test easier to interpret. The ProUroScan will not be used as a guide during prostate biopsies nor will it have any therapeutic applications.

      The Company anticipates that the majority of its revenue will be generated by usage fees based on consumption of the Company's proprietary non-latex, single-use disposable sheaths. The specially designed sheaths prevent contamination and will have an adapter attached to its base that will initiate system functionality and prevent reuse. The systems themselves likely will be placed in clinics under a variety of programs, including operating leases, financing leases, outright sale, or placements paid for by premiums paid on the usage of the system.

      ProUroCare intends to position this product as an improvement over the traditional DRE that is subjective, non-specific, not standardized and cannot be documented with color images. The ProUroScan will be marketed towards primary care physicians. Such physicians do not perform DRE procedures as frequently as urologists and therefore do not have the same level of expertise in performing prostate exams, nor the costly ultrasound instrumentation or training to operate them. The Company believes the ProUroScan will help ensure that primary care physicians screen more effectively and quickly refer appropriate patients to urologists for more definitive testing.

      The ProUroScan is currently in the product development stage. The design specifications are nearly finalized and performance characteristics are generally known. Further development work in the areas of positioning system refinement, software, user interface, and sensor production, among others, must be completed before the system can be commercialized. As discussed below, earlier versions of the system have been tested with positive results.

      Feasibility of ProUroScan - Preliminary Lab Studies. Two working prototypes and key components of a third ProUroScan system were assembled to prove the feasibility of the device, to perform clinical studies, and to provide a means to test and develop future systems. Initial lab studies with the prototypes have demonstrated quantifiable positive results. During testing, a number of researchers and doctors were asked to palpate different anatomically correct prostate models or "phantom" prostates through an intermediate layer of soft silicone and record their observations. These phantoms contained nodule(s) of various sizes at various depths and locations within the prostate. Multiple operators and multiple phantoms were used to collect data to assess the accuracy and precision of the system with the same operator and between operators. Specific parameters including width and length of the model, presence and location of nodules, depth of median groove, and asymmetry of the model were noted. The ProUroScan was then used to examine the models, and was found to evaluate all geometrical parameters more accurately than the human finger, suggesting the opportunity for earlier detection of prostate disease and improved therapy outcomes.

      Upon completion of development work by Artann Laboratories (see "Research and Development Status," below), two next generation working systems were delivered to the Company in November 2004. The new systems are expected to be further refined in collaboration with a medical-device development company during 2005, and then be used to gather the clinical data necessary for our 510(k) submission to the FDA.

      Pre-Clinical Trial and Regulatory Status. Initial human clinical testing of ProUroScan demonstrated a direct comparison to TRUS, a test that utilizes a rectal probe using sound wave echoes to create an image of the prostate gland in order to visually inspect for abnormal conditions. During February 2000, the device was put through a series of trials in clinical settings, conducted at the Veterans Administration Medical Center in Minneapolis, Minnesota, and the Grand Strand Urology Clinic in Myrtle Beach, South Carolina, which included testing of human participants. During these trials, traditional DRE, TRUS scans, and the ProUroScan system tests were performed on each of the eight patients studied. Following these tests, radical prostatectomies (i.e., prostate removals) were performed on the subjects and the histopathologies (i.e., disease manifestations) of the excised prostates were compared to the earlier findings.

      Results of the trials compared ProUroScan to traditional DRE and to TRUS. The initial results indicated that the ProUroScan directly correlated to the physician-conducted DRE results and also demonstrated a significant correlation to each patient's historical and current prostate disease status. The ProUroScan also identified areas of hardness that traditional DREs did not detect. In one instance, the ProUroScan detected an abnormality that was undetected by TRUS. In another instance, TRUS detected two abnormalities and ProUroScan only identified one abnormality.

      The analysis of the results of the initial clinical trials demonstrated that the ProUroScan was fully functional, exhibiting no hardware malfunctions during the model and patient examinations. The ProUroScan was able to detect and process patient data from locations within the prostate not detected during a normal DRE examination. The physicians conducting the trial using the ProUroScan determined the system to be both accurate and useful in detecting potential prostate disease based upon the size of the prostate and presence of nodules in areas of the prostate that were missed or not available to a physician during a normal DRE examination. Additional trials have not been performed since those in 2000.

      Although the results of these studies were very positive, they have not been confirmed by an independent study. Our targeted customers may not accept our interpretation of these results and may require independent verification.

      The Company has developed a preliminary clinical protocol to gather the data needed to file a 510(k) application with the FDA. A series of human clinical studies comparing the results generated by the ProUroScan system to the results of standard digital rectal exams, TRUS exams, PSA tests, prostate biopsies and excised prostates will be conducted prior to filing the 510(k). In addition, "box studies" will be conducted which correlates the findings of a regular DRE with the ProUroScan on various man-made anatomically correct prostate models that contain tissue abnormalities or nodules of varying sizes, varying locations and varying depths. The box studies will be utilized to determine the sensitivity and reproducibility of the system in the hands of multiple operators. ProUroCare expects that the series of human clinical studies and box studies will take approximately two to three months to conduct. The FDA requires each testing facility's Institutional Review Board ("IRB") to approve all biomedical research involving human research subjects to protect the rights and welfare of all participants. IRB approval has been granted for the first ProUroScan studies at the Minneapolis Veteran's Administration hospital and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.

      We took delivery of two working, pre-clinical ProUroScan systems from Artann Laboratories in late November, 2004. These systems are being evaluated by our development partner Minnetronix, Inc., who is particularly experienced and knowledgeable in the development and production of medical devices. Based on their judgment of the ProUroScan's current development status and the amount of remaining work to be done, we anticipate that these systems can be refined and made ready for clinical trials during 2005. On advice from one of our regulatory consultants, Mr. William F. Jackson, and consistent with a meeting we had with the FDA on October 4, 2002, we intend to file a 510(k) application with FDA for approval after completing the required clinical studies. According to Mr. Jackson, 90-180 days is a reasonable timeframe for this type of filing to be approved. For more information, please see "Government Regulation" below.

      The regulatory strategy for the ProUroScan has been developed jointly with outside consulting groups specializing in working with the FDA, including Nancy
L. Buck of Buck and Beardsley in Washington, D.C. and William Jackson of W. F. Jackson Associates of St. Paul, Minnesota. Mrs. Buck, former general counsel to the FDA, consulted for ArMed, where the Company's technology had originally been developed before being acquired by Profile and subsequently licensed to the Company. According to Mr. Jackson, his firm has filed 340 510(k) applications with the FDA, including many urology-based applications, of which 333 have been approved, four are currently being reviewed by the FDA, and three were rejected and not resubmitted.

      Simultaneous with the FDA submission, ProUroCare expects to apply for a CE (Conformite Europeene) mark, a mark displayed prominently on products indicating compliance with the European regulatory directives. Products bearing the CE mark may be sold freely throughout all countries within the European Union. ProUroCare will utilize the services of a TUV notified body or a company approved by TUV (Technischen Uberwachungsvereine or Technical Inspections Organizations), a German company specializing in compliance with European regulatory directives, to obtain CE mark approval. It is believed the CE mark approval process will be similar in duration to the FDA 510(k) process, or approximately six months.

      Research and Development Status. The Company anticipates that it will spend between $1.4 and $1.8 million on research and product development over the next 12 months. The Company's efforts in this regard will primarily be focused on bringing to market the ProUroScan. Over the past three years, the Company estimates that it has spent approximately $2.2 million on research and development activities, including approximately $838,000 and $361,000 during the years ended December 31, 2004 and 2003, respectively. Much of this work was performed under contracted research and development agreements with third parties; approximately $1.8 million of the $2.2 million spent on research and development activities over the past three years was so contracted.

      The Company will complete its research and development by utilizing two contract medical research and development companies, Artiann Laboratories Inc. ("Artann") and Minnetronix, Inc. Currently, two development agreements exist between ProUroCare and Artann. Artann's founder, President and Chief Scientific Officer is Armen Sarvazyan, Ph.D., D.Sc., who was the original inventor of the ProUroScan technology. He has 30 years' experience in biomechanical design, construction and clinical testing of medical diagnostic instrumentation, has published over 200 scientific papers, and edited six books in the fields of biophysics and acoustics. Dr. Sarvazyan is widely considered an expert in the field of biomedical engineering and soft-tissue mechanics. He founded the Bioacoustics Laboratory at Rutgers University and was invited to Rutgers as a Research Professor. Artann has approximately eight to ten scientists and engineers that work on a variety of medical and non-medical products. They are largely funded by federal grants from the National Institute of Health and the Defense Department. The Company expects that the majority of work to be conducted by Artann under the research and development agreements will occur at Artann's New Jersey facilities.

      Under the first agreement, the "Development Agreement," Artann developed two working, pre-clinical ProUroScan systems. These systems were delivered to ProUroCare in late November 2004. ProUroCare paid Artann $180,000 for this development work. The Development Agreement also provides that Artann will provide, at no additional charge, consulting and advisory services in the development of systems for use in clinical trials. The Company intends to use data obtained from these clinical trials to support its 510(k) application with the FDA.

      Under the second agreement, called the "Research and Development Agreement," the Company has agreed to work with Artann for the development of the ProUroScan and other to-be-determined technologies in the urologic field. Under this agreement, any intellectual property and know-how resulting from the advancement of the ProUroScan will be assigned to ProUroCare. For its role, Artann will receive a total of $250,000 (plus incentives as explained below) to fully develop the ProUroScan system, payable upon certain milestone events. A payment of $50,000 was made to Artann upon the execution of the agreement. In December, 2004 the Company paid Artann $110,000 following the shipment of the ProUroScan prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule). The Company will pay Artann an additional $50,000 upon the filing of a patent or patents relating to a new probe-positioning technology, and the final $50,000 will be paid upon issuance of the patent(s) to ProUroCare. Artann will also receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, similarly issuable upon certain milestone events. Warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement. Warrants for the purchase of 200,000 shares were issued in December 2004 following the shipment of the ProUroScan systems under the Development Agreement, and were expensed as research and development expenses. The final 200,000 warrants will be issued, contingent on the delivery of the clinical systems, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement.

      The Company contracted the services of Minnetronix, Inc. in 2002 and 2003 for the early stages of ProUroScan's development, and has engaged them again to bring the pre-clinical prototypes developed by Artann Laboratories to a final production design that will be ready for clinical trials. Minnetronix is an FDA-registered manufacturer that specializes in bringing medical devices to market. Founded in January 1996, Minnetronix currently employs more than 60 people and has contracted with companies such as Medtronic, 3M, BeneCor Heart Systems, BioMedix, CardioFocus and others for the development of sophisticated medical devices including a blood pump controller to treat congestive heart failure, a blood analyzer for hemostasis management and a laser ablation device to treat atrial fibrillation. The Company intends to engage them to perform late-stage manufacturing engineering and development in preparation for market entry. In the event the Company cannot reach a new agreement with Minnetronix, the Company will identify and contract for the services of a similarly qualified medical products contract manufacturer.


Therapeutic Products

      In addition to the ProUroScan technology, ProUroCare has licensed rights to technology that offers significant enhancements to existing microwave thermal therapy for treatment of BPH and cancer. These technologies are covered by patents held by the licensors--see "Intellectual Property" below. The Company is not aware of any patents held by others that would present any uncertainties regarding the protection of our intellectual-property rights.

      ProUroCare intends to partner with a major thermotherapy system company to complete development of the technologies. To date, we have had discussions with four thermotherapy system companies, although there can be no guarantee that an agreement will be reached. We are currently involved in negotiations with only one thermotherapy system company.

      Current microwave thermal therapy treatment utilizes a catheter that is inserted into the patient's urethra. The catheter contains an antenna that radiates microwave energy in an omni-directional, 360(degree) pattern. The tissue of the prostate absorbs this energy and heat is inductively generated to increase the temperature above 45(degree) C, which is necessary to cause necrosis of the tissue. After this tissue dies and is eliminated by the body, the enlargement of the prostate is reduced, restoring urine flow. However, because the energy emitted in this procedure is radiated in a 360(degree) pattern it tends to destroy both healthy and diseased tissue. Moreover, the clinician is unable to monitor the migration of heat within the prostate, which means that either too much energy may be applied, potentially causing collateral damage to adjacent healthy organs, or too little energy may be applied, limiting its therapeutic effectiveness.

      ProUroCare believes that its unique and proprietary Electrical Impedance Tomography technology ("EIT") will be a significant advancement to thermal therapy. EIT is an imaging technology in which an image of the conductivity or resistivity of part of the body is inferred from surface electrical measurements. The heating that occurs during a thermal therapy procedure produces a change in the local conductivity or resistivity throughout the treatment volume. These local changes in the electrical properties of the tissue will be measured by a system of miniature electrodes placed on the patient's body, and a rectal probe, all of which connect to an electronically controlled low-frequency power supply. Each individual electrode will receive a specific current and electronically measure all the possible induced voltages among the electrode array. An inversion algorithm is then employed to create a real-time image of the thermal pattern.

      We expect that the EIT system will be assembled into modules that will be compatible and added on to existing thermal therapy systems. The modules will include a low-frequency power supply, electrodes, a rectal probe, monitor and software containing the proprietary algorithms. This system will enable urologists to observe the real-time migration of heat through the prostate during treatment and adjust the amount of energy applied in order to protect the urethral tissue and adjacent organs. The upgraded systems will continue to utilize transurethral microwave catheters to generate the heat necessary to cause necrosis. This information and increased energy efficiency will also help to minimize damage to healthy tissue.

      ProUroCare also intends to develop a focused-beam microwave array based on its licensed technology. The focused-beam array will allow the treating physician to direct treatment in a much narrower, 90(degree) to 120(degree) pattern rather than the unfocused omni-directional, 360(degree) pattern of current systems. This will enable the physician to selectively treat an area of the prostate, and spare healthy tissue, helping to avoid damaging the rectal wall and adjacent organs. Because the energy applied will be more focused, less total energy can be used during treatment. Lower energy levels are believed to reduce collateral damage to surrounding tissues when treating a patient and are therefore believed to be a safer way to treat patients than microwave systems currently being used.

      We believe that the combination of real-time visioning of the prostate and the ability to direct treatment will enable a physician to treat specific areas of the prostate that may have localized cancer or BPH, without damaging healthy prostate tissue or medial nerves, thus avoiding potential impotence and erectile-dysfunction complications. As a result, we believe that the technologies will be positioned as significant enhancements to current microwave therapy devices, minimizing the types of complications and side effects inherent in most current treatments and, as such, can encourage more rapid acceptance and adoption rates for the systems that incorporate this technology.


Competition

      Prostate Imaging. The Company is not aware of any competitive product currently being sold based on the same technological features as the ProUroScan. Nonetheless, we expect competition to intensify in the market for prostate diagnosis and screening. Currently available diagnostic methods that are expected to compete with the ProUroScan include the traditional DRE, Prostate-Specific Antigen (PSA) tests, TRUS, magnetic resonance imaging (MRI), computed tomography (CT) and nuclear medicine (NM). The Company believes that it can be competitive in the prostate-imaging market due to its strong patent position and anticipated ability to deliver a cost-effective and high-quality imaging/screening device and results.

      o Digital Rectal Examination (DRE): A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the anus, primarily to feel or palpate the prostate gland for abnormalities. The clinician must rely on their experience and the sensitivity of their finger to estimate the size of the prostate and to detect hardness or nodules within the prostate that might indicate the presence of potentially life-threatening disease. The Company believes that some physicians may view the system as an unnecessary expense when compared to the negligible cost of a latex glove and lubricant, and may argue that they obtain accurate information when palpating with their finger. The Company believes the ProUroScan will ultimately gain acceptance because it offers distinct advantages in prostate screening compared to the standard DRE. For one, it will be more sensitive and able to detect smaller nodules or tissue abnormalities on the surface or within the prostate, and not be affected by anatomic anomalies or obesity that now prevent them from fully palpating the prostate in a significant percentage of their patients. Furthermore, the ProUroScan will enable physicians to electronically store the test results or to produce a color image of the prostate for patient files. Finally, the test will be standardized, and not be dependent upon the skill or experience level of the physician. The ProUroScan's capability is limited to the examination of the prostate, and will not detect other conditions unrelated to the prostate that a physician may detect in the course of a standard DRE, such as internal hemorrhoids, rectal cancer, stenosis (narrowing of the rectum), and atypical sphincter tone that may suggest neurological pathology.

      o Prostate-Specific Antigen (PSA): The Prostate-Specific Antigen test ("PSA test") is a blood test used to detect and quantify PSA, a substance produced only by the prostate. This test only screens for cancer and does not provide any indication to the physician regarding the size of the prostate or the presence of any other tissue abnormalities. The PSA test is a screening tool usually used in conjunction with a traditional DRE. An elevated PSA result does not necessarily mean a patient has prostate cancer nor does a normal PSA mean a patient does not have prostate cancer. False negatives and false positive PSA tests are common. The Company believes diagnostics companies are working to develop PSA tests with improved sensitivity and specificity to reduce the number of false positives and false negatives. Improved PSA tests must be considered a competitor to the ProUroScan.

      o Transrectal Ultrasound (TRUS): The Company believes that, compared to the ProUroScan, ultrasound cannot easily determine specific hardness in the prostate and thus lacks the specific ability to detect certain prostate disease detectable by the ProUroScan based on tissue density. Nevertheless, recently developed smaller ultrasound systems with more competitive price points have been introduced into the marketplace. The marketing of these devices is primarily focused on medical specialists other than urologists, including family practitioners. The Company believes that the ProUroScan will be easier to operate and the resulting images require will less training to interpret than TRUS, but the ProUroScan will only be able to detect abnormalities on the posterior section of the gland whereas TRUS can provide images of the entire prostate. TRUS also has the ability to differentiate between calcium deposits and nodules in the prostate, which the ProUroScan will not have.

      o Magnetic Resonance Imaging (MRI): MRI is effective in providing high contrast, high-resolution images of anatomy deep inside the human body. Nevertheless, full-sized, high-field strength MRI systems may cost $1 million to $1.5 million, with smaller, lower-field strength magnets ranging from $700,000 to $1 million. Dedicated limited-purpose units for such applications as prostate evaluation, orthopedics or breast imaging have been developed but have not yet been shown to be commercially viable. Thus, MRI is currently too expensive to use for prostate-disease screening.

      o Computed Tomography (CT): CT involves placing the patient inside of a rotating array of X-ray detectors subjected to multiple x-rays, which are analyzed and processed into a series of cross-sectional images of the body and then reconstructed to form a computerized three-dimensional image (like loaf of bread comprised of multiple "slices"). CT can be effective in prostate imaging, but transrectal ultrasound (TRUS) is generally preferable in terms of time and cost-effectiveness.

      o Nuclear Medicine (NM): NM involves the injection into the body of radioactive isotopes which emit radiation that is detected and analyzed by a dedicated computer. NM is highly effective in staging of soft-tissue tumors. NM is not suited as a mass-screening device, although NM can be used for later-stage prostate cancer staging.

      Therapeutic Products. The Company's anticipated therapeutic products will be intended to provide significant enhancements to existing thermal-therapy devices. Once developed, the Company anticipates they will be sold to companies that utilize catheter-based microwave energy to treat BPH and certain prostate cancers. Competition in the BPH treatment market for therapeutic products in which these companies compete is intense and expected to increase. ProUroCare believes that the principal competition in this area will come from both surgical and non-surgical therapies. Surgical therapies include transurethral prostatectomy ("TURP"), transurethral incision of the prostate ("TUIP") or alternative surgical procedures for vaporizing prostate tissue using laser or radio frequency ("RF") energy. Non-surgical alternatives include drug therapy and emerging less invasive and more specific technologies.

      o Surgical Treatments for BPH: Surgical treatments for BPH typically use various means to completely remove the prostatic urethra along with a substantial portion of the diseased tissue within the prostate. Approximately 1.0 million prostatic surgeries were performed worldwide in 2002, of which 195,000 were performed in the United States according to the 2002 National Hospital Discharge Survey published by the Center for Disease Control. The most common surgical procedure for the treatment of BPH is TURP, whereby a rigid instrument is inserted into the patient's urethra and through which the surgeon passes an electrosurgical loop that is used to remove the urethra and the diseased tissue within the prostate. While TURP results in a dramatic improvement in urine flow and a reduction in the AUA Symptom Score (a standardized questionnaire developed by the American Urological Association to assess the severity of urological discomfort symptoms men are experiencing) a significant number of patients experience serious complications. Complications as described in the AUA Guideline on the Management of Benign Prostatic Hyperplasia (2003) include ejaculation problems (65% of patients), erectile dysfunction (10%), excessive hemorrhaging requiring transfusion (8%), urethral stricture (7%) infection (6%), hematuria or blood in the urine (6%), and long-term incontinence (3%). There has been a steady decline in the numbers of TURP procedures being performed in the U.S. Three other prevalent procedures are TUIP, transurethral vaporization of the prostate ("TVP"), and laser-assisted prostatectomy. In TUIP, a surgeon inserts an instrument into the urethra that is able to make incisions in the prostate where it meets the bladder. Because of the circular muscle fibers running around the prostate, the TUIP allows the bladder neck to spring open and urine to flow freely. During a TVP procedure, a surgeon inserts an electrode into the urethra which generates enough heat to vaporize the tissue constricting the urethra. During a laser-assisted prostatectomy, a surgeon uses a laser inserted into the urethra to destroy tissue constricting the urethra. While these alternative surgical treatments have been effective in reducing some side effects associated with TURP, such as reduced risk of blood loss, they still remove or damage the urethra, require general or regional anesthesia and are performed in an operating room.

      o Drug Therapy: Drug therapy for BPH has been available in the United States since 1992, when the FDA approved the marketing of four orally administered pharmaceutical products. By 1996, drug therapy for the treatment of BPH symptoms was being administered to approximately 1.5 million men in the United States. By 2000, according to The National Institute of Diabetes & Digestive & Kidney Diseases, 2.2 million prescriptions written for drugs to treat BPH. In addition, combination therapy using alpha blockers and 5 -alpha reductase inhibitors has proven beneficial. We believe the dramatic growth of drug therapy in the short period since FDA approval can be attributed to extensive drug company marketing, resulting in increased patient awareness, and the desire of these patients for effective treatments which have less severe complications and side effects than currently available surgical procedures. Some of the adverse common side effects to drug therapy as described in the AUA Guideline on the Management of Benign Prostatic Hyperplasia (2003) are: dizziness (15%), headache (12%), stuffy nose (11%), stomach/intestinal (11%), erection problem (8%), and decreased sexual desire (5%).

      o Less-Invasive BPH Treatments: In an effort to eliminate hospitalization and the complications arising from surgical treatments, other technologies have been developed, or are under development for the treatment of BPH. Two of these technologies are interstitial radio frequency therapy ("RF"), which is currently being marketed in the United States, and interstitial laser therapy, which has only been recently approved for commercialization in the United States. In an interstitial therapy procedure, a rigid scope is inserted into the patient's urethra and either needle electrodes or laser fibers pierce the urethra and are advanced into the lobes of the prostate. RF or laser energy is then delivered, causing necrosis of the surrounding tissues. Due to the limited amount of tissue necrosis caused by each electrode or laser fiber, multiple punctures of the urethra are required in order to coagulate a sufficient amount of tissue. While these procedures are designed to be performed in approximately 30-45 minutes with local anesthesia, the Company believes that intravenous sedation or regional anesthesia will be required in most patients due to the need to repeatedly puncture the urethra and manipulate the large, rigid instrument in the urethra. As a result, ProUroCare believes that it will be difficult to consistently perform interstitial therapies in an office setting, and that its therapeutic products will therefore be a cost-effective alternative.

      In addition to the competitive treatments discussed above, we are aware of other companies that have developed or are developing technologies for BPH treatment. These technologies include stents (a tube-shaped structure that holds the urethra open enabling urine to pass more freely), dilation balloons (a small balloon introduced into the urethra and then inflated to relieve the prostate's pressure on the urethra), transurethral and transrectal hyperthermia (heating the prostate, either through the urethra or the rectum, to a point that causes necrosis of the tissue and relieves the pressure on the urethra), and high-intensity focused ultrasound (a method involving the heating of the prostate sufficiently to cause tissue necrosis using ultrasound waves). We expect that competition in the BPH field will be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness, continued Medicare reimbursement, acceptance of the procedure by physicians, healthcare payors and patients, marketing and sales capabilities, and third-party reimbursement policies.


Intellectual Property

      Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual-property protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and throughout the rest of the world. We have licensed the rights to 24 patents and three patent applications, and have made one patent application for intellectual property that we own.

      We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade-secret protection and confidentiality agreements. To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

      ProUroCare licenses from third parties various intellectual properties essential to its business. The significant intellectual-property rights licensed by the Company include:

      o Certain rights associated with prostate-imaging systems and related patented technology, from Profile. These rights include the rights to patents covering methods and devices for palpation and mechanical imaging of the prostate (patent expires in 2019), real-time mechanical imaging of the prostate (patent expires 2021), and a method for using a transrectal probe to mechanically image the prostate gland (patent expires 2017). Two patent applications covering these rights outside of the United States are being pursued by the Company. Together, the technology licensed from Profile is the basis for the imaging technology used in the proposed ProUroScan product. The license requires the Company to report its development activities to Profile each year and to pay for ongoing patent prosecution and maintenance costs. The license requires no specific expenditure level by the Company to remain in force; however, under the terms of a settlement agreement with Profile, the Company committed to spend at least $1.2 million of the proceeds of the Private Placement to develop this technology.

            Prior to the Merger, ProUroCare was involved in a dispute with Profile. Profile had alleged that ProUroCare was in default of the License Agreement; and ProUroCare had denied such default. The Company continues to deny that any such default ever existed.

            On March 23, 2004, ProUroCare and Profile entered into a Letter of Understanding pursuant to which Profile withdrew its default letters and waived all existing defaults under the License Agreement. Among other things, ProUroCare committed to spend at least $1.2 million of the proceeds from the Private Placement on the development and commercialization of the ProUroScan(TM) (with no specified time limit). As of March 15, 2005 ProUroCare had spent approximately $1,208,000 towards these activities, and have additionally issued warrants valued using the Black-Scholes pricing model at $281,086 for development activities in lieu of cash. Accordingly, management believes that the Company has met this requirement.

            Certain rights associated with minimally invasive microwave therapy for the treatment prostate disease from CS Medical, including rights to two patents covering medical hyperthermia treatment and diagnosis using microwave devices (patents for both of which expire in 2019), microwave balloon angioplasty (patent expires 2009), microwave heat pipe array for hyperthermia (patent expires 2019), and a collineator array applicator (patent expires 2006). The Company also has rights to a patent application for treatment of prostatic tissue that is pending in Europe. Together, the technology licensed from CS Medical is the basis for the Company's proposed focused-beam microwave therapy product. This license requires the Company to report its development activities to CS Medical each year, but requires no specific level of development expenditures by the Company.

      o     Certain rights associated with electrical impendence tomography
            (EIT) imaging systems and related patented technology from RPI, including rights to processes for producing optimal current patterns for EIT (patent expires 2014) and a process and apparatus for distinguishing conductivities by electric computed tomography (patent expires 2010). Together, the methods licensed from RPI are the basis for the vision system portion of the Company's proposed focused-beam microwave therapy product. This license requires that the Company initiate an FDA approval process prior to July 13, 2006, but requires no specific level of development expenditures by the Company.

      In 2003, ProUroCare applied for its own patent for an intelligent medical-device barrier and continues to pursue its issuance. This technology provides a means of communicating certain information from a medical probe to the computer system of a medical device using a special adapter integrated with a disposable sterile sheath or barrier that will be used in a medical procedure. This device will be used by the ProUroScan system to ensure the sterility and functionality of the system's probe.


Manufacturing

      We do not intend to manufacture any of our initial proposed products. Instead, we intend to retain contract manufacturers and clinical-trial investigators. In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others, including medical-device companies and pharmaceutical companies, and research institutions. Finally, we may be required to enter into sales, marketing, licensing and/or distribution arrangements with third parties for our products.


Government Regulation

      The proposed products we intend to develop, assemble, and market are subject to regulations by the FDA, and by comparable agencies in certain states and various foreign countries. The process of complying with the requirements of the FDA, related agencies, and other state and foreign agencies can be costly and time consuming. The Company has developed and continues to refine regulatory strategies for its proposed initial product offerings, as more fully described above under the caption "Research and Development." Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory governing bodies. Moreover, even if our filings are acceptable to the regulatory bodies with which we file applications, we may encounter significant delays which will materially and adversely affect our business.

      The FDA review process for medical devices differs for various devices. Each device is classified into one of three classes, from which an approval path is determined. The Company believes that its ProUroScan product is a Class II device. A Class II device is one which requires performance standards, patient registries, guidelines, and post-market surveillance to assure safety and efficacy. In order to achieve this classification, the Company must demonstrate that the ProUroScan is substantially equivalent to a previously approved product (referred to as a "predicate device"). A device is substantially equivalent if it has (a) the same intended use, and (b) either the same technological characteristics of a predicate device, or different technological characteristics but is shown to be as safe and effective as the predicate device. If substantial equivalence is shown, a medical device is classified as a Class II device. Such devices typically gain FDA approval through a pre-market notification application, commonly referred to as the 510(k) application. This pathway is generally shorter and less expensive than a full pre-market approval application ("PMA"), which is required of Class III devices that are generally used for life-sustaining or life-supporting purposes, implantable devices, or devices that pose a high risk of illness or injury.

      A manufacturer must file a 510(k) application at least 90 days before it intends to market the device. In general, the data required to prove substantial equivalence in a 510(k) application is easier to collect than the safety and efficacy data required for a PMA. In the case of the ProUroScan, much of the supporting data will be gathered during the product-development phase. Once filed, the FDA has 90 days in which to review the 510(k) application and respond. Typically, the FDA's response after reviewing a 510(k) is a request for additional data or clarification. Depending on the complexity of the application and the amount of data required, the process may be lengthened by several weeks. If additional data is needed to support our claims, the 510(k) application process may be significantly lengthened. The FDA has reported that the overall review time of 510(k) applications in the year 2002 was 100 days.

      ProUroCare met with the FDA on October 4, 2002. Our regulatory consultant, William Jackson, participated in that meeting. Mr. Jackson and other Company representatives in attendance concluded that it was appropriate to file a 510(k) application for the ProUroScan after completing the required clinical studies. We estimate that clinical studies will take only 45-60 days to complete. Mr. Jackson has indicated that 90-180 days is a reasonable timeframe for this type of filing to be approved.

      In regard to the Company's proposed therapeutic products, the thermal-therapy company with whom we eventually partner will likely determine the strategy and seek approval from the FDA. Due to this and the early-development stages of our proposed therapeutic products, the type of FDA filing that will be required for our proposed thermal-therapy products has not yet been determined.

      The Company's clinical investigations will follow the FDA's Investigational Device Exemption (IDE) regulations, including the requirements of informed consent and institutional review boards (IRBs). Prior to the commencement of clinical investigations, the Company will have in place a complete set of standard operating procedures (SOPs) as to clinical monitoring, responsibilities, selecting investigators, selecting monitors, device control, agreements, records, reports, labeling, etc. All of these SOPs will conform to applicable FDA regulations. Finally, prior to commercialization and 510(k) clearance, the Company will comply with FDA registration and listing regulations by registering with the FDA Form 2891, and listing the device on FDA Form 2892.

      Once approved, the manufacturing, sale and performance of our products will be subject to the ongoing FDA regulation and inspection processes. For example, the FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers' required reports of adverse experience and other information to identify potential problems with marketed medical devices. We may be subject to periodic inspection by the FDA for compliance with the FDA's good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice.


Employees

      We currently have no employees other than our executive management team, consisting of four full-time personnel. We anticipate hiring a limited number of additional employees in the next 12 months to manage the development of our products, prepare FDA and regulatory filings, develop marketing plans, and perform administrative duties. Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective. We currently have engaged four consultants who perform these functions. To date, the Company has conducted its research and development activities related to its acquired technologies and proposed products on a contract basis with Minnetronix, Inc., Resistance Technology, Inc., and Artann. The work conducted by these contractors has been supervised by a combination of the Company's executive management and consultants.

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

      We have developed and manufactured two working ProUroScan systems for testing, clinical study, and demonstration purposes. Previously we had developed and manufactured two working prototypes and key components of a third ProUroScan system to prove the feasibility of the device and to provide a means to test and develop future systems. Nevertheless, we have not generated any revenues from the sale of the ProUroScan(TM) nor have we manufactured any ProUroScan(TM) in commercial quantities. The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such applications and products. Consequently, there can be no assurance that our products will be successfully developed or manufactured. Of course, our failure to complete the development of products will have materially adverse effect on our business.


Even if finally developed, our products may not be commercially viable.

      Even if we are able to successfully develop our products, we may not be able to manufacture such products in commercial quantities and at prices that will be commercially viable. Further, there is risk that our products may not prove to be as effective as currently available medical products. The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures could have a materially adverse affect on our business.


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

      Our plan is to raise sufficient capital through debt or equity financing to allow us to complete the development of our products, establish a sales and marketing capability, manufacture our products and enter the market. We estimate that in order to do so we will require between $5 million and $10 million. Management has initiated discussions with various funding sources (investment bankers, investment funds and commercial bankers) to secure the additional capital. No committed sources of capital currently exist.

      As of the date of this annual report, the Company had depleted its cash. On March 31, 2005 the Company borrowed $100,000 pursuant to the issuing of a promissory note to a financial institution. The promissory note was secured by the assets of the business and a guaranty by the Company's Chairman and Chief Executive Officer, Maurice R. Taylor. The Company believes that the funds borrowed under this promissory note will allow it to continue operations through the month of April, 2005. Due to the amount of time it will take to complete the debt or equity financing, it will be necessary for the Company to identify guarantors in order to establish a secured line of credit with its commercial bank to provide short-term capital for operations until it finalizes the required financing. While we have made arrangements with our bank to provide such capital if qualified guarantors are identified, and have initiated discussions with various potential loan guarantors, no guarantors have yet committed to providing their guarantees.

      We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products. If we are forced to slow our development programs, or put them on hold, it could delay our market entry. Ultimately, if no additional financing is obtained, we may be forced to cease operations.


The Company materially relies on consultants and contractors, some of whom have been partially or wholly paid through issuances of common stock dilutive to our shareholders.

      The Company (in combination with PUC) has incurred consulting fees equal to an aggregate of $1.1 million between January 1 and December 31, 2004, which represents a material expenditure in relation to our total operating costs. Of this amount, approximately $255,000 was incurred for business brokerage services rendered in connection with the Merger; $631,000 was incurred for research and development activities; $74,000 was incurred for management and accounting services; $49,000 was incurred for market research services; $59,000 was incurred for manufacturing and engineering services; $15,000 for medical advisory services; and $8,000 was incurred for services rendered in connection with regulatory and reimbursement matters. Furthermore, approximately $383,000 of this amount was paid through the issuance of securities, including $281,000 by the issuance of warrants to purchase 200,000 shares of the Company's common stock, and $102,000 by the issuance of 550,000 shares of common stock.

      The Company paid approximately $89,000 of accrued financing charges by issuing 44,441 shares of common stock to a contractor, and issued warrants to purchase an aggregate of 300,000 shares of common stock to a consultant for business brokerage services rendered in connection with the Merger.

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

      Under the terms of a research and development agreement with Artann Laboratories, Inc., the Company is committed to issue warrants for up to an additional 200,000 shares of common stock over the next two years at $2.00 per share or current market price, whichever is lower.

The resale of shares covered by our recent SB-2 registration statement has adversely affected, and could continue to adversely affect, the market price of our common stock in the public market, and thus could cause additional dilution when the Company raises additional equity capital.

      The sale, or availability for sale, of common stock in the public market pursuant to our SB-2 registration statement that became effective on January 24, 2005 has adversely affected the prevailing market price of our common stock. Furthermore, we expect that, because there is such a large number of shares registered thereunder, selling stockholders may continue to offer shares covered by the registration statement for a significant period of time, the precise duration of which we cannot predict. Accordingly, the adverse market and price pressures resulting from the resale of their Company common stock may continue for an extended period of time. If this adverse market pressure persists, shareholders may experience dilution when the Company raises additional capital by the sale of its equity securities.

      The registration statement made publicly available for resale 13,928,493 shares of our common stock, assuming the issuance of all shares of common stock issuable upon exercise of warrants. This figure represents nearly 90% of all shares of our common stock available in the public market after the effectiveness of the registration statement. Prior to the effective date of the SB-2 registration, we had outstanding approximately 13,988,057 shares of our common stock outstanding, of which only approximately 1,600,000 shares were available for sale. When the registration statement was declared effective, all 13,928,493 of the shares offered thereby (which figure includes 1,581,877 shares of common stock issuable upon exercise of outstanding warrants) became available for sale. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants or warrants to third parties. Sales of a substantial number of shares of our common stock in the public market pursuant to the SB-2 registration, and afterwards, could adversely affect the market price for our common stock and make it more difficult to sell our shares.

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

      We are highly and materially dependent upon the services of our executive officers and other key personnel, including Maurice R. Taylor II, Michael P. Grossman, Richard Thon, and Richard Carlson. We have not obtained "key-man" life insurance insuring the lives of any of these persons. If the services of any of these persons become unavailable to us, for any reason, our business could be adversely affected.

Our officers and directors possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

      Our officers and directors collectively possess beneficial ownership of 4,256,256 shares of our common stock, which represents approximately 29.3% of the voting power of our common stock. This represents a significant portion of the voting power of the Company's shareholders. As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.


We license from third parties, and do not own or control, certain intellectual property critical to our products.

      We have exclusively licensed from third parties intellectual properties covered by patents and patent applications. Although we have been advised by patent counsel that such licensed technologies have received protection in proposed major market areas, no assurance can be given that such protections will be properly maintained by the parties controlling such intellectual properties. The intellectual properties licensed from third parties include technology that is critical to our proposed products. If the parties controlling such intellectual property do not properly maintain or defend such intellectual property, we may not be able to maintain the technological (and thereby competitive) edge we believe we possess. Any such loss of intellectual-property protections would likely have a materially adverse effect on the Company and its business.


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

      The Company does not currently receive reimbursement from any party for the use of Company products because there are no products fully developed and used in the marketplace and we have taken no steps to obtain approval for reimbursement for the use of any of our proposed products. Nevertheless, we are working to formulate the appropriate approach to obtaining and optimizing government and third-party reimbursement for the use of our products. ProUroCare expects that the use of its ProUroScan(TM) product will be eligible for reimbursement utilizing existing CPT codes. In addition, and as explained below, we believe that our therapeutic products will be used in procedures eligible for reimbursement as well, without negatively affecting reimbursement for such procedures. The success of our future medical-device products will materially depend on the ability of medical-service providers to obtain third-party reimbursement from private insurance sources Medicare, Medicaid, and various foreign governments when using our products. It may be difficult to predict the timing and outcome of reimbursement decisions. Importantly, there are no assurances that such reimbursement will ever be obtained.

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

      In the case of the ProUroScan diagnostic product, we will approach the AUA and request that our procedure initially be covered under the same reimbursement code under which the digital rectal exam is covered, which is currently reimbursed as part of what is referred to as Evaluation and Management (E&M). The E&M procedure is reimbursed at various price ranges depending on the time spent with the doctor ($35-$162 per visit). We may also determine that it would be advantageous for us to seek our own CPT code for the procedure. There is no assurance that we will be successful in obtaining a unique CPT code for use of the ProUroScan.

      The Company's therapeutic products are anticipated to be "add-on" enhancements to existing thermal therapy systems. These existing systems are used in procedures that already have designated CPT codes. The use of our add-on enhancements is not expected to alter the established CPT codes for such procedures or otherwise affect reimbursement for such procedures. We anticipate that these products will be sold to established thermal therapy companies and not directly to the medical service provider. Because the thermal therapy procedures utilizing the equipment provided by these established companies already have designated CPT codes, neither the reimbursement for such procedures nor the Company's future revenues are directly related to or dependent upon the establishment of new CPT codes. Nevertheless, if reimbursement levels under the existing CPT codes were reduced for applicable thermal therapy procedures, such reduction may adversely affect our ability to sell therapeutic products at a reasonable price.


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

      Since the Merger, there has been very little trading activity in our common stock. Over the past three months, the average daily trading volume (as reported by BigCharts.com and Yahoo Finance) has been approximately 5,000 shares. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.


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

The Company's ability to use operating loss carryforwards from ProUroCare Inc. may be limited by future changes in equity ownership.

      ProUroCare Inc. generated federal and state net operating losses of approximately $1.2 million which, if not used, will begin to expire in 2021. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. While the Company has not performed a formal Internal Revenue Code Section 382 study, the Company believes that the Merger and Private Placement transactions, together with possible future changes during the subsequent 36-month period, may constitute a change in ownership that could subject the Company's use of ProUroCare Inc.'s net operating loss carryforward to the above limitations. As discussed elsewhere in this annual report, the Company anticipates a need for additional financing in the near future. Any significant equity-based financing could have the effect of limiting the Company's use of these tax benefits.


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


ITEM 2:  DESCRIPTION OF PROPERTY

      Our executive offices are located at One Carlson Parkway, Suite 124, Plymouth, Minnesota 55447, the space for which we lease on a month-to-month basis. The Company's rent expense for the same location the year ended December 31, 2004 was $45,538. We believe that our offices are adequate to meet our current requirements. We do not own any real property. The Company has no official policy on investments in real estate, interests in real estate, real-estate mortgages, or securities of or persons primarily engaged in real estate activities.


ITEM 3:  LEGAL PROCEEDINGS

      On April 2, 2004, Mr. Todd Leonard, the former President and Chief Operating Officer of ProUroCare Inc., filed a lawsuit in Minnesota District Court, Fourth Judicial District (Hennepin County) against ProUroCare Inc. and the Company relating to Mr. Leonard's separation of employment with ProUroCare Inc. prior to the Merger. Mr. Leonard was a party to an employment agreement with ProUroCare Inc. dated January 1, 2002, and alleges that the Company failed to make payments owed to him under the employment agreement in October 2003. Mr. Leonard claims that this action resulted in a termination without cause and that he is entitled to severance payments under the contract. The Company has recorded a reserve provision of $75,000 as a contingent liability in connection with this lawsuit.

      Mr. Leonard's complaint seeks approximately $228,000 in monetary damages, injunctive relief to compel the Company to place such funds into an escrow account, fines under Minnesota law (in an unspecified amount), plus payment of litigation costs and attorneys' fees. The court did not grant the injunctive relief. The Company disputes Mr. Leonard's claims.

      In late February, 2005 the Company asked the court for summary judgment and dismissal of the case, and a decision is pending. The parties engaged in court-ordered mediation in early March 2005, but were unable to resolve the case. If summary judgment is not granted, the court has set a window for a trial date in early June 2005.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.







                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


General

      Our common stock has been quoted on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board," since December 2003. Our common stock currently trades on the OTC Bulletin Board under the trading symbol "PRRC." Prior to May 5, 2004, the Company's securities traded on the OTC Bulletin Board under the trading symbol "GICI." This change was made following the Merger of Global Internet Communications and ProUroCare, Inc. on April 5, 2004. The following table lists the high and low bid information for the Company's common stock as quoted on the OTC Bulletin Board since the stock began trading in December 2003:

                                                            Price Range
Quarter Ended                                         High              Low
---------------------------------------------    ----------------    ----------
December 31, 2003                                     $0.50            $0.48
March 31, 2004                                        $5.00            $0.48
June 30, 2004                                         $3.45            $1.90
September 30, 2004                                    $3.55            $2.05
December 31, 2004                                     $2.40            $1.48

      The above quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The number of holders of record of our common stock as of December 31, 2004 was 190. We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Note: All shares and share prices in this section have been adjusted to reflect the 3-for-1 exchange ratio of the Company's shares issued for each share of PUC in the Merger.

Stock Transactions:

      On February 16, 2004, the Company's board of directors authorized the issuance of 500,000 shares of the Company's common stock to Mr. Raymond John Demman (then the Company's Chief Executive Officer) in exchange for $5,000 in a private placement exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

      On March 26, 2004, the Company issued 650,000 shares of common stock to two consultants pursuant to consulting agreements. The securities were in a private placement exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

      In connection with the Merger, the Company engaged in a private placement offering of common stock (referred to throughout this annual report as the "Private Placement"). In the Private Placement, the Company issued and sold a total of 2,205,000 shares of common stock, raising an aggregate of $4.41 million in gross proceeds, in several different closings. The initial closing of the Private Placement occurred on April 5, 2004 (the same day as the closing of the Merger), at which time the Company had received and accepted subscriptions for 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million. Thereafter, the Company has received and accepted subscriptions for an additional 220,000 shares of common stock at $2.00 per share. Sales and issuances of common stock in the Private Placement were made solely to accredited investors and in reliance on Rule 506 promulgated under the Securities Act and
      Section 4(2) of the Securities Act.

      On April 5, 2004, we closed the Merger pursuant to which Acquisition Co., a wholly owned subsidiary of the Company, merged with and into PUC. Upon the Merger, all 3,501,001 shares of PUC common stock that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of PUC common stock issued to the Company. This cancellation and issuance caused PUC to become a wholly owned subsidiary of the Company. In exchange for the cancellation of their PUC common shares, the former PUC shareholders received an aggregate of 9,603,003 shares of common stock of the Company, representing approximately 82.1% of the Company's common stock outstanding immediately after the Merger. The exchange of securities pursuant to the Merger was a private placement under Section 4(2) of the Securities Act.

      On May 25, 2004, the Company issued 38,613 shares of common stock to a vendor in satisfaction of liabilities related to product development work valued at $77,225. The shares were issued under Section 4(2) of the Securities Act.

      On November 9, 2004, the Company issued 44,441 shares of common stock to a vendor in satisfaction of liabilities related to product development work valued at $88,882. The shares were issued under Section 4(2) of the Securities Act.

Warrant Issuances:

      On July 19, 2004, the Company issued warrants to a supplier to purchase an aggregate of 100,000 shares of its common stock at a per-share exercise price of $2.00. The warrants were issued in a private placement under
      Section 4(2) of the Securities Act.

      On December 2, 2004, the Company issued warrants to a supplier to purchase an aggregate of 200,000 shares of its common stock at a per-share exercise price of $2.00. The warrants were issued in a private placement under
      Section 4(2) of the Securities Act.

Option Issuances:

      On February 1, 2004, PUC issued 450,000 employee stock options to Michael
      P. Grossman, who was appointed as PUC's Chief Executive Officer as of such date. These options are exercisable at $2.00 per share through February 2014. The options were issued in a private placement under Section 4(2) of the Securities Act, and exchanged (under Section 4(2) of the Securities
      Act) in the Merger for options to purchase an equal number of shares of Company common stock at the same exercise price.

      On February 1, 2004, PUC issued 30,000 nonqualified stock options to a consultant in consideration of services rendered. These options are exercisable at $2.00 per share through February 2014. The options were issued in a private placement under Section 4(2) of the Securities Act, and exchanged (under Section 4(2) of the Securities Act) in the Merger for options to purchase an equal number of shares of Company common stock at the same exercise price.

      On July 21, 2004, the Company issued 200,000 employee stock options to Richard B. Thon, the Company's Chief Financial Officer, in connection with his employment agreement. These options are exercisable at $2.50 per share through July of 2014. The options were issued in a private placement under
      Section 4(2) of the Securities Act.

      On January 3, 2005, the Company issued 150,000 stock options to Richard C. Carlson, the Company's Vice President of Marketing and Sales. These options are exercisable at $2.35 per share through January 3, 2015. The options were issued in a private placement under Section 4(2) of the Securities Act.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The accompanying Plan of Operation should be read in conjunction with the audited financial statements, and notes thereto, included in this annual report.


Plan of Operation

      Assets; Property Acquisitions and Dispositions. ProUroCare's primary assets are cash and intellectual-property rights, which are the foundation for the Company's proposed product offerings. At this time, the Company does not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither does the Company anticipate any significant changes in its number of employees (except as noted below). In connection with and as a condition to the closing of the Merger, the Company engaged in the Private Placement (as defined on page 2 above). In the Private Placement, the Company issued and sold an aggregate of 2,205,000 shares of common stock at $2.00 per share pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. The initial closing of the Private Placement occurred on April 5, 2004 (the same day as the closing of the Merger). The Company raised an aggregate of $4.2 million in the Private Placement, after payment of all associated legal, accounting and other offering and Merger expenses.

      Initial Product Offerings. ProUroCare's first product will be the ProUroScan(TM), which is designed as a unique diagnostic-imaging system that will allow a physician to accurately display and chart a digital rectal examination for disease screening, diagnosis and nodule detection. We have been working closely with our development partners, Artann Laboratories and Minnetronix, who are both experienced and knowledgeable in the development of medical devices. In late November 2004, we took delivery of two working, pre-clinical ProUroScan systems from Artann Laboratories. Based on our development partners' judgment of the current status of the development projects and the estimated amount of work remaining to be done, we anticipate that these prototypes can be refined and made ready for clinical trials during 2005. We met with the FDA in late 2002, and provided them with an overview of the ProUroScan and our initial thoughts on the clinical protocol to be employed. Based on their informal guidance provided during the meeting, we have developed a preliminary plan for our clinical trials. After completing the required clinical trials and upon advice from our regulatory consultant, we intend to file a 510(k) application with the FDA for approval of the ProUroScan. We estimate that clinical studies should take approximately 45-60 days to complete. Assuming that the results of clinical trials pose no unanticipated problems, we expect, based on advice from our regulatory consultant, to have our 510(k) application approved within 90-180 days after its filing.

      ProUroCare has also licensed rights to technology that offers significant enhancements to existing microwave thermal therapy for treatment of benign prostate hyperplasia ("BPH"). The Company intends to use this technology to develop a means for urologists to observe and direct the application of heat to diseased portions of the prostate during thermal therapy procedures.

      Current Operations and Expenses. The Company currently employs only its three executive officers and a Vice President of Marketing and Sales, and conducts its research and development, market research, regulatory function, and all other business operations through the use of a variety of consultants and medical-device development contractors. Management believes that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees, and affords the Company flexibility in directing its resources toward specific and changing goals during its development stage. As the Company prepares for the market launch of its ProUroScan(TM) product, we do expect to add two to three employees within the next 12 months.

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

      Year Ended December 31, 2004 vs. 2003. For the year ended December 31, 2004, the Company recorded general and administrative (G&A) costs of $1,141,467 compared with G&A costs of $1,016,785 for the year ended December 31, 2003. Significant components of G&A are as follows:

      o Employee compensation costs (salary, payroll taxes, and benefits) for the year ended December 31, 2004 were approximately $354,000, compared to $513,000 in the prior year period. The decreased compensation expense resulted from no bonus accruals being recorded in 2004, and from the departure of a part-time employee in the fourth quarter of 2003.

      o The Company recorded stock-based compensation expenses of approximately $220,000 for the year ended December 31, 2004, compared to approximately $147,000 for the comparable 2003 periods. The increases are attributable to new option issuances to the Company's President and Chief Operating Officer and Chief Financial Officer upon their hiring in February and July, respectively.

      o The Company has a limited number of employees, and utilizes consultants in various fields to achieve its goals during its development phase. Throughout 2003 and until July 21, 2004, the Company's Chief Financial Officer provided his services on a part-time consulting basis. Consulting fees related to these services were $61,015 for the year ended December 31, 2004, compared to $61,521 for the prior year. In 2003, a consultant was engaged to provide the Company with financial advisory services. The related consulting expense of $39,000 was recorded in the year ended December 31, 2003. Other consulting expenses recorded as general and administrative costs totaled $78,788 in the year ended December 31, 2004. These expenses were primarily for various consultants specializing in market analysis, reimbursement and medical advising. For the year ended December 31, 2003, consulting expenses for similar activities totaled $49,101. The year-to-year increases can be attributed to increased development activity following the Merger and Private Placement at the beginning of the fiscal 2004 second quarter.

      o These decreases were offset by increased professional fees related to SEC reporting, the settlement with Profile, L.L.C, and legal proceedings concerning the separation of employment of a former officer of PUC. Fees for these professional services were approximately $150,000 for the year ended December 31, 2004 compared to $86,000 for the year earlier period.

      o A $75,000 contingent expense related to the separation-of-employment legal proceeding was recorded during the year ended December 31, 2004.

      o New expenses in connection with being a public company of approximately $71,000 were recorded during fiscal 2004 upon completion of the Merger.

      For the year ended December 31, 2004, the Company recorded research and development (R&D) expense of $708,164 compared to $357,197 in the year ended December 31, 2003. Significant components of R&D are as follows:

      o Contracted development costs increased from approximately $278,000 in the year ended December 31, 2003 to approximately $631,000 during the year ended December 31, 2004. The primary increase was due to increased development activity as a result of funding following the Merger and Private Placement. The development costs include the value of warrants issued to our development partners of $187,060 and $281,086 for the years ended December 31, 2003 and 2004, respectively.

      o In 2004, Company engaged consultants in product development and engineering. Expenses related to these consulting activities were approximately $65,000 for the year ended December 31, 2004.

      Interest expense increased from approximately $258,000 during year ended December 31, 2003 to approximately $485,000 during year ended December 31, 2004. The increase is attributable to the costs of loan guarantees, which increased from approximately $144,000 to $394,000 from 2003 to 2004 as a result of the issuance of additional warrants valued at $309,794 to loan guarantors under the terms of price and dilution protection provisions of their original warrants. The increase in loan guarantee costs was offset by reduced loan interest and finance charges, which decreased from approximately $115,000 to $92,000 following the repayment of debts subsequent to the Merger and Private Placement in April, 2004.

      Interest income increased from $0 in the year ended December 31, 2003 to $16,034 in the year ended December 31, 2004 as a result of bank interest on the proceeds of the Private Placement.

      During the next 12 months, the Company expects to complete the development of clinical ProUroScan systems, conduct clinical trials, and file a 510(k) submission with the FDA; fund development work on its therapeutic products; and prepare for initial market launch. During this time the Company anticipates that it will spend approximately $1.9 million in marketing and administrative expenses. Of these, the Company expects that approximately $1.3 million will be for compensation, benefits, and payroll taxes.

      Research and Development. As part of the Company's settlement agreement with Profile (discussed in greater detail below), the Company agreed to spend $1.2 million of the new capital raised under the Private Placement on research and development and the commercialization of the ProUroScan(TM). This expenditure commitment, together with the other provisions of the settlement agreement, satisfied Profile's contention that we were not in compliance with the terms of the license agreement between Profile and the Company. There is no specific timeframe attached to this expenditure commitment. As of March 15, 2005 ProUroCare had spent approximately $1,208,000 towards these activities, and have additionally issued warrants valued using the Black-Scholes pricing model at $281,086 for development activities in lieu of cash. Accordingly, management believes that the Company has met this requirement. The Company anticipates that it will spend a total of approximately $1.4 and $1.8 million on research and product development of the ProUroScan(TM) system over the next 12 months. Of this amount, approximately $700,000-$750,000 will be spent on manufacturing, engineering, validation and documentation efforts with a contracted medical-products development company. Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $300,000-350,000. Other costs, estimated to be in the range of $200,000-$500,000, are expected to include market research, regulatory costs and project management.

      For the Company's thermal therapy products, we expect that research and development efforts will be funded primarily through a joint development and marketing arrangement with a thermal therapy company. Management expects that the Company will spend between $200,000 and $250,000 over the next twelve months in this joint development effort. To date, we have had discussions with several such thermotherapy system companies, but no agreement has yet been reached.


Liquidity and Capital Resources

      The Company had working capital (deficit) of $22,947 and $(2,077,612) at December 31, 2004 and December 31, 2003, respectively. Cash used in operations was $2,105,970 and $788,609 for the years ended December 31, 2004 and 2003, respectively, and $3,869,722 for the period from August 17, 1999 (date of inception) to December 31, 2004. The primary use of cash in the period from August 17, 1999 (inception) through December 31, 2003 was to fund the Company's net loss. During the year ended December 31, 2004, in addition to funding the Company's net loss, the Company repaid a $1,000,000 bank line of credit, and $650,000 plus accrued interest was paid to Profile in relation to a note payable arising from their exercise of dissenter's rights at the time of the Merger. The Company also repaid loans from Clinical Network, Inc. and CS Medical Technologies, LLC totaling $24,301 and $26,000, respectively.

      Common stock and warrants have also been used to fund a portion of the Company's operating loss in those periods. Common stock was issued to pay for approximately $77,000 and $193,000 of consulting services for the year ended December 31, 2004 and the period from August 17, 1999 (date of inception) to December 31, 2004, respectively. Warrants were used to pay for approximately $281,000, $187,000, and $468,000 of contracted development costs for the years ended December 31, 2004 and 2003, and the period from August 17, 1999 (date of inception) to December 31, 2004, respectively.

      Pursuant to terms of the Research and Development Agreement with Artann Laboratories, Inc. and Armen Sarvazyan executed in July, 2004, the Company is required to pay $250,000 for development services to be rendered over the next three years, based on achievement of certain performance milestones. An additional 10% bonus will also be required for completion of certain technology ahead of pre-established milestone dates. As of December 31, 2004 the Company had paid $150,000 to Artann Laboratories under the Research and Development Agreement.

      On October 12, 2004, the Company reached an agreement with one of its ProUroScan research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work. Under this agreement, the Company paid $80,538 of its outstanding balance due to Minnetronix, and issued an unsecured promissory note for the remaining balance of $241,613. The promissory note is payable in 12 monthly installments beginning November 1, 2004 or within 30 days of closing on a financing of at least $2 million, whichever is earlier, and bears interest at a 6% annual rate. At the same time, the Company settled $133,323 of accrued finance charges with a $44,441 cash payment and by issuing 44,441 shares of ProUroCare common stock. These liabilities had been recorded on the Company's books as of December 31, 2004. In addition, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed upon project expenses.

      Our plan is to raise sufficient capital through debt or equity financing to allow us to complete the development of our products, establish a sales and marketing capability, manufacture our products and enter the market. We estimate that in order to do so we will require between $5 million and $10 million. Management has initiated discussions with various funding sources (investment bankers, investment funds and commercial bankers) to secure the additional capital. No committed sources of capital currently exist.

      As of the date of this annual report, the Company had depleted its cash. On March 31, 2005 the Company borrowed $100,000 pursuant to the issuing of a promissory note to a financial institution. The promissory note was secured by the assets of the business and a guaranty by the Company's Chairman and Chief Executive Officer, Maurice R. Taylor. The Company believes that the funds borrowed under this promissory note will allow it to continue operations through the month of April, 2005. Due to the amount of time it will take to complete the debt or equity financing, it will be necessary for the Company to identify guarantors in order to establish a secured line of credit with its commercial bank to provide short-term capital for operations until it finalizes the required financing. While we have made arrangements with our bank to provide such capital if qualified guarantors are identified, and have initiated discussions with various potential loan guarantors, no guarantors have yet committed to providing their guarantees.

      We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products. If we are forced to slow our development programs, or put them on hold, it could delay our market entry. Ultimately, if no additional financing is obtained, we may be forced to cease operations.


Dispute and Settlement with Profile L.L.C.

      On July 31, 2003, PUC received a notice from Profile, the licensor under a license agreement (the "Profile License Agreement") pursuant to which Profile licenses to PUC certain essential intellectual property needed to develop, manufacture and sell the ProUroScan product, that it believed PUC had breached material provisions of the license agreement. The Company believed that it was in compliance with the Profile License Agreement. The closing of the Private Placement was contingent upon PUC's resolving such dispute with Profile, and the closing of the Private Placement was a condition to the closing of the Merger.

      On March 23, 2004, PUC and Profile entered into a Letter of Understanding pursuant to which, effective upon April 5, 2004:

      o Profile withdrew its default letters and waived any existing defaults under the Profile License Agreement.

      o ProUroCare committed to spend at least $1.2 million of the proceeds from the Private Placement on the development and commercialization of the ProUroScan (with no specified time limit). As of March 15, 2005 ProUroCare had spent approximately $1,208,000 towards these activities, and have additionally issued warrants valued using the Black-Scholes pricing model at $281,086 for development activities in lieu of cash. Accordingly, management believes that the Company has met this requirement.

      o PUC agreed to purchase 300,000 of the 308,465 shares with respect to which dissenters' rights were exercised, for an aggregate purchase of $750,000 of which $100,000 was paid upon the initial closing of the Private Placement and the balance of $650,000 was paid pursuant to the delivery of a promissory note, payable in two equal quarterly installments of $325,000 commencing on July 6, 2004. This promissory note is secured by all of the assets of PUC. The remaining 8,465 shares with respect to which dissenters' rights were originally exercised withdrew their dissents and participated in the Merger.

      o Maurice Taylor, Chairman of PUC (and now Chairman and Chief Executive Officer of the Company), agreed to certain restrictions on the sale of the shares of PUC (and shares of Company common stock received upon the Merger) owned by him until the promissory note to Profile was paid in full. On October 4, 2004, the promissory note was paid in full and the restrictions on the sale of Mr. Taylor's securities expired.

      o PUC committed to provide Profile (the owner of 3,084,999 shares of the Company's common stock following the Merger) limited piggyback registration rights in connection with any underwritten public offering. The shares were registered under the Company's SB-2 registration statement that was declared effective on January 24, 2005.

      o The Company's officers and directors agreed to not dispose of their shares of Company common stock for a period of 90 days following the effective date of the Company's SB-2 registration statement.

Critical Accounting Policies

      The Company's critical accounting policies are those (i) having the most impact on the reporting of its financial condition and results, and (ii) requiring significant judgments and estimates. Due to the development-stage nature of the Company's current operations, the Company does not believe it has any critical policies or procedures.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                          ITEM 7: FINANCIAL STATEMENTS

ITEM 7 Financial Statements

      The following financial statements, financial statement schedules and supplementary data are included:

      Report of Independent Registered Public Accounting Firm................33

     Audited Financial Statements:

      Consolidated Balance Sheets............................................34

      Consolidated Statements of Operations..................................35

      Consolidated Statement of Shareholders' Equity (Deficit) ..............36

      Consolidated Statements of Cash Flows..................................38

      Notes to Consolidated Financial Statements.............................39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ProUroCare Medical Inc.
Plymouth, MN


We have audited the accompanying consolidated balance sheets of ProUroCare Medical Inc. (formerly known as ProUroCare, Inc.)(a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProUroCare Medical Inc. as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations, a working capital deficit, and a shareholders' equity (deficit) that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 20, 2005 (except as to Note 14, as to which the date is March 31, 2005)

                            ProUroCare Medical Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                         December 31,    December 31,
                           Assets                                            2004            2003
                                                                         ------------    ------------
Current assets:
     Cash                                                                $    301,522    $      8,968
     Deposit                                                                  200,000          30,000
     Prepaid expenses                                                          19,336           6,879
                                                                         ------------    ------------
                 Total current assets                                         520,858          45,847
Equipment and furniture, net                                                   12,587           6,195
Debt issuance costs, net                                                           --          72,594
Other assets                                                                       --           7,590
                                                                         ------------    ------------
                                                                         $    533,445    $    132,226
                                                                         ============    ============
       Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Line of credit, bank                                                $         --    $    860,000
     Note payable                                                             202,341              --
     Accounts payable                                                         112,602         774,436
     Accrued expenses                                                         174,025         404,779
     License obligation                                                            --          25,000
     Due to CS Medical Technologies, LLC                                           --          26,000
     Due to Clinical Network, Inc.                                              8,943          33,244
                                                                         ------------    ------------
                 Total current liabilities                                    497,911       2,123,459
                                                                         ------------    ------------

Commitments and contingencies (note 6) Shareholders' equity (deficit):
     Common stock, $0.00001 par. Authorized
        100,000,000 shares; issued and outstanding
        13,988,057 and 10,503,003                                                 140             105
     Additional paid-in capital                                             8,212,283       3,866,655
     Deficit accumulated during the development
        stage                                                              (8,176,889)     (5,857,993)
                                                                         ------------    ------------
                 Total shareholders' equity (deficit)                          35,534      (1,991,233)
                                                                         ------------    ------------
                                                                         $    533,445    $    132,226
                                                                         ============    ============

See accompanying notes to consolidated financial statements

                            ProUroCare Medical Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                      Period from
                                                                                       August 17,
                                                                                          1999
                                                   Year ended       Year ended       (inception) to
                                                  December 31,      December 31,      December 31,
                                                      2004              2003              2004
                                                 --------------    --------------    --------------
Operating expenses:
     Research and development                    $      708,164    $      357,197    $    4,206,076
     General and administrative                       1,141,467         1,016,785         3,232,279
                                                 --------------    --------------    --------------
        Total operating expenses                      1,849,631         1,373,982         7,438,355
                                                 --------------    --------------    --------------
        Operating loss                               (1,849,631)       (1,373,982)       (7,438,355)
Interest income                                          16,034                --            16,034
Interest expense                                       (485,299)         (258,475)         (754,568)
                                                 --------------    --------------    --------------
        Net loss                                 $   (2,318,896)   $   (1,632,457)   $   (8,176,889)
                                                 ==============    ==============    ==============

Net loss per common share:
     Basic and diluted                           $        (0.18)   $        (0.16)   $        (1.21)

Weighted average number of shares outstanding:
     Basic and diluted                               13,002,276        10,502,168         6,760,766

See accompanying notes to consolidated financial statements.

                             ProUroCare Medical Inc.
                          (A Development Stage Company)
            Consolidated Statements of Shareholders' Equity (Deficit)

                                                                                                          Deficit,
                                                                                                        accumulated
                                                                      Common stock         Additional    during the     Total
                                                                -------------------------   paid-in     development   shareholders'
                                                                  Shares        Amount      capital        stage    equity (deficit)
                                                                -----------  ------------ ------------  ------------  ------------
Balance at inception, August 17, 1999
Net loss for the period from inception to
    December 31, 1999                                                    --  $         -- $         --  $         --  $         --
                                                                -----------  ------------ ------------  ------------  ------------
Balance, December 31, 1999                                               --            --           --            --            --
Net loss for the year ended December 31, 2000                            --            --           --            --            --
                                                                -----------  ------------ ------------  ------------  ------------
Balance, December 31, 2000                                               --            --           --            --            --
Issuance of common stock to founders at $3.33
    per share on March 1, 2001                                            6            --           20            --            20
Cancellation of founders' shares, March 6, 2001                          (6)           --          (20)           --           (20)
Recapitalization and transfer of common stock to
    Clinical Network, Inc. July 6, 2001                           3,000,000            30          (30)           --            --
Issuance of common stock to CS Medical Technologies, LLC
    as consideration for technology license agreement
     on July 6, 2001, valued at $0.158 per share                  3,000,000            30      474,970            --       475,000
Net loss for the year ended December 31, 2001                            --            --           --      (612,533)     (612,533)
                                                                -----------  ------------ ------------  ------------  ------------
Balance, December 31, 2001                                        6,000,000            60      474,940      (612,533)     (137,533)
Issuance of common stock valued at $0.429 per
    share to Profile LLC for technology license,
    January 14, 2002                                              3,999,999            40    1,713,560            --     1,713,600
Issuance of common stock at $2.33 per share for services
    rendered, November 14, 2002                                      44,214             0      103,166            --       103,166
Issuance of common stock for cash at $2.33 per share                     --
    on November 22, 2002, net of costs of $193,386                  453,345             5      864,414            --       864,419
Options to purchase 900,000 shares issued to officers
    and directors, valued at $0.46 per share, granted
    March 19, 2002; portion vested in 2002                               --            --      124,583            --       124,583
Options to purchase 60,000 shares issued to
    consultants for services rendered, valued at $0.46 per
     share, granted March 19, 2002; portion vested in 2002               --            --       18,400            --        18,400
Warrant for 30,000 shares valued at $0.46 per share,
    issued to a director on April 19, 2002; portion
    vested in 2002                                                       --            --        4,025            --         4,025
Warrant for 1,500 shares valued at $0.33 per share issued
    for services rendered, November 11, 2002                             --            --          490            --           490
Net loss for the year ended December 31, 2002                            --            --           --    (3,613,003)   (3,613,003)
                                                                -----------  ------------ ------------  ------------  ------------
Balance, December 31, 2002                                       10,497,558           105    3,303,578    (4,225,536)     (921,853)
Stock issued in lieu of cash for accounts payable, valued at
    $2.33 per share, February 25, 2003                                5,445            --       12,705            --        12,705
Warrants for 192,861 shares valued at $0.30 per share,
    issued to bank line of credit guarantors, March 1, 2003              --            --       57,858            --        57,858
Warrant for 21,429 shares valued at $0.30 per share,
     issued to director as a bank line of credit
    guarantor, March 1, 2003                                             --            --        6,429            --         6,429
Warrant for 92,148 shares issued for services rendered,
    valued at $2.03 per share, June 30, 2003                             --            --      187,060            --       187,060
Warrants for 225,006 shares valued at $0.36 per share,
    issued to bank line of credit guarantors, August 5, 2003             --            --       81,003            --        81,003
Warrant for 21,429 shares valued at $0.36 per share,
     issued to director as a bank line of credit
    guarantor, August 5, 2003                                            --            --        7,714            --         7,714
Warrants for 64,287 shares valued at $0.34 per share,
    issued to bank line of credit guarantors, September 11, 2003         --            --       21,858            --        21,858
Warrant for 117,858 shares valued at $0.35 per share,
    issued to bank line of credit guarantor, December 22, 2003           --            --       41,250            --        41,250
Options to purchase 900,000 shares issued to officers
    and directors, valued at $0.46 per share, granted
    March 19, 2002; portion vested in 2003                               --            --      133,400            --       133,400
Options to purchase 60,000 shares issued to
    consultants for services rendered, valued at $0.46 per
     share, granted March 19, 2002; portion vested in 2003               --            --        6,900            --         6,900
Warrant for 30,000 shares valued at $0.46 per share,
    issued to a director on April 19, 2002; portion
    vested in 2003                                                       --            --        6,900            --         6,900
Net loss for the year ended December 31, 2003                            --            --           --    (1,632,457)   (1,632,457)
                                                                -----------  ------------ ------------  ------------  ------------
Balance, December 31, 2003                                       10,503,003           105    3,866,655    (5,857,993)   (1,991,233)
Options to purchase 30,000 shares issued to a consultant
    valued at $0.67 per share, granted February 1, 2004,
    portion vested in 2004                                               --            --       10,100            --        10,100
Options to purchase 450,000 shares issued to officer
    valued at $0.67 per share, granted February 1, 2004;
    portion vested in 2004                                               --            --       84,173            --        84,173
Repurchase of 900,000 shares pursuant to the exercise of
    dissenters' rights at time of merger, April 5, 2004
    in connection with $750,000 note payable                       (900,000)           (9)    (749,991)           --      (750,000)
Issuance of shares to shareholders of Global Internet
    Communications, Inc. pursuant to merger April 5, 2004         2,097,000            21          (21)           --            --
Issuance of common stock for cash at $2.00 per share
    on April 5, 2004, net of costs of $125,259                    1,980,000            20    3,834,721            --     3,834,741
Cost associated with Global Internet Communications, Inc.
    reverse merger effective April 5, 2004                               --            --     (162,556)           --      (162,556)
Effect of anti-dilution and price-protection provisions of
    warrants issued to loan guarantors in 2003, triggered by
    April 5, 2004 closing of private placement; shares subject to warrants increased by 375,012; exercise price reduced
    from $2.00 to $1.67 per share (see note 9)                           --            --      320,974            --       320,974
Issuance of common stock for cash at $2.00 per share
    on April 27, 2004, net of costs of $1,582                        25,000            --       48,418            --        48,418
Issuance of common stock valued at $2.00 per share for accrued
    expenses in lieu of cash, May 21, 2004                           38,613            --       77,225            --        77,225
Issuance of common stock for cash at $2.00 per share
    on June 1, 2004, net of costs of $3,796                          60,000             1      116,203            --       116,204
Issuance of common stock for cash at $2.00 per share
    on July 13, 2004, net of costs of $6,326                        100,000             1      193,673            --       193,674
Warrants for 100,000 shares issued for services rendered
    valued at $1.15 per share on July 19, 2004                           --            --      114,914            --       114,914
Options to purchase 200,000 shares issued to officer
    valued at $1.50 per share, granted July 21, 2004;
    portion vested in 2004                                               --            --       41,670            --        41,670
Issuance of common stock for cash at $2.00 per share
    on July 30, 2004, net of costs of $2,530                         40,000            --       77,470            --        77,470
Issuance of common stock valued at $2.00 per share for
    accrued interest in lieu of cash, October 12, 2004               44,441             1       88,881            --        88,882
Warrants for 200,000 shares issued for services rendered
    valued at $0.83 per share on December 2, 2004                        --            --      166,172            --       166,172
Options to purchase 900,000 shares issued to officers
    and directors, valued at $0.46 per share, granted
    March 19, 2002; portion vested in 2004                               --            --       82,452            --        82,452
Warrant for 30,000 shares valued at $0.46 per share,
    issued to a director on April 19, 2002; portion
    vested in 2004                                                       --            --        1,150            --         1,150
Net loss for the year ended December 31, 2004                            --            --           --    (2,318,896)   (2,318,896)
                                                                -----------  ------------ ------------  ------------  ------------
Balance, December 31, 2004                                       13,988,057  $        140 $  8,212,283  $ (8,176,889) $     35,534
                                                                ===========  ============ ============  ============  ============

See accompanying notes to consolidated financial statements.

                            ProUroCare Medical Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                        Cumulative
                                                                                                        period from
                                                                                                         August 17,
                                                                         Year ended      Year ended    1999 (inception)
                                                                        December 31,    December 31,   to December 31,
                                                                            2004            2003            2004
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                           $ (2,318,896)   $ (1,632,457)   $ (8,176,889)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                      3,462           2,832           8,210
            Stock-based compensation                                         219,545         147,200         513,753
            Issuance of common stock for services rendered                        --              --         103,166
            Warrants issued for services                                     281,086         187,060         468,636
            Warrant issued for debt guarantees                               320,974              --         320,974
            Amortization of debt issuance costs                               72,594         143,518         216,112
            License rights expensed as research and development,
                paid by issuance of common stock to CS Medical
                Technologies, LLC                                                 --              --         475,000
            License rights expensed as research and development,
                paid by issuance of common stock to Profile, LLC                  --              --       1,713,600
            Changes in operating assets and liabilities:
                Deposits                                                    (170,000)         37,375        (200,000)
                Other current assets                                         (12,457)         (3,726)        (19,336)
                Other assets                                                   7,590              --              --
                Accounts payable                                            (331,339)         43,392         455,802
                Accrued expenses                                            (153,529)        286,197         251,250
                License obligation                                           (25,000)             --              --
                                                                        ------------    ------------    ------------
                    Net cash used in operating activities                 (2,105,970)       (788,609)     (3,869,722)
                                                                        ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of equipment and furniture                                     (9,854)             --         (20,797)
                                                                        ------------    ------------    ------------
                                Net cash used in investing activities         (9,854)             --         (20,797)
                                                                        ------------    ------------    ------------
Cash flows from financing activities:
     Net advances from (payments to) line of credit, bank                   (860,000)        860,000              --
     Payment for recession of common stock                                  (100,000)             --        (100,000)
     Payment of notes payable                                               (689,272)             --        (689,272)
     Net advances from (payments to) Clinical Network, Inc.                  (24,301)        (77,419)          8,943
     Net advances from (payments to) CS Medical Technologies, LLC            (26,000)             --              --
     Cost of reverse merger                                                 (162,556)             --        (162,556)
     Net proceeds from issuance of common stock                            4,270,507              --       5,134,926
                                                                        ------------    ------------    ------------
                    Net cash provided by financing activities              2,408,378         782,581       4,192,041
                                                                        ------------    ------------    ------------
                    Net increase (decrease) in cash                          292,554          (6,028)        301,522
Cash, beginning of the period                                                  8,968          14,996              --
                                                                        ------------    ------------    ------------
Cash, end of the period                                                 $    301,522    $      8,968    $    301,522
                                                                        ============    ============    ============
Supplemental cash flow information:
     Cash paid for interest                                             $     87,691    $     39,585    $    127,276
     Non-cash investing and financing activities:
         Assumption of liabilities in the Profile, LLC transaction      $         --    $         --    $     25,000
         Warrants issued for debt issuance costs                                  --         216,112         216,112
         Issuance of note payable for redemption of common stock             650,000              --         650,000
         Common stock issued in lieu of cash for
            accounts payable and accrued interest                            166,107          12,705         178,812
         Conversion of accounts payable to note payable                      241,613              --         241,613

See accompanying notes to consolidated financial statements.

                             ProUroCare Medical Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

                 December 31, 2004 and 2003 and the period from
                August 17, 1999 (inception) to December 31, 2004

(1)   Description of Business and Summary of Significant Accounting Policies

      (a) Description of Business, Development Stage Activities, and Basis of Presentation

            ProUroCare Medical Inc. ("ProUroCare" or the "Company", which term includes reference to ProUroCare, Inc., the Company's wholly owned subsidiary) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions. The Company's developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

            From its incorporation in August 1999, the Company had no activities. In July 2001, the Company issued 3,000,000 shares of common stock to Clinical Network, Inc. (CNI) and Clinical Network LLC (CN LLC), a related party to CNI. Also in July 2001 the Company issued 3,000,000 shares of common stock to CS Medical Technologies, LLC (CSM) in exchange for a license to certain microwave technology. In January 2002, the Company issued 3,999,999 shares to Profile LLC (Profile) in exchange for a license to certain imaging technology.

            Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 2, 2004 by and among the Company, Global Internet Communications, Inc.("Global"), and GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of Global ("Acquisition Co."), Acquisition Co. merged with and into the Company, with ProUroCare remaining as the surviving company and a wholly owned operating subsidiary of Global (the "Merger"). The Merger was effective as of April 5, 2004. On April 26, 2004, the Company changed its name to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law.

            In connection with the Merger, Global completed a private placement offering of 2,205,000 shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

            The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

      (b)   Restatement of Share Data

            At the effective time of the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 shares of common stock of ProUroCare that were outstanding immediately prior to the Merger and held by ProUroCare shareholders were cancelled, with one share of ProUroCare common stock issued to Global. Simultaneously, the non-dissenting former shareholders of 3,201,001 shares of ProUroCare common stock received an aggregate of 9,603,003 shares of common stock of Global.

            All share data has been restated to give effect to the retroactive application merger under which each ProUroCare share was converted into three shares of Global.

      (c)   Cash

            The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

      (d)   Equipment and Furniture

            Equipment and furniture are stated at cost and depreciated using the straight-line method over the estimated useful lives ranging from three to seven years. Maintenance, repairs, and minor renewals are expensed as incurred.

      (e)   License Agreements

            The costs associated with acquisition of licenses for technology are recognized at the fair value of stock and cash used as consideration. Fair value of stock for such transactions is determined by an independent valuation firm using forecasts of discounted cash flows provided by the Company. The annual discount rates used in these calculations reflect the high commercial risk of a development stage business and are typically within the range of 40-60%.

            Costs of acquiring technology which has no alternative future uses are expensed immediately as research and development expense.

      (f)   Impairment of Long-lived Assets and Long-lived Assets to be Disposed
            Of

            The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

            During the years ended December 31, 2004 and 2003, and the period from August 17, 1999 (inception) to December 31, 2004, the Company did not record any impairment charge.

      (g)   Stock-Based Compensation

            Effective August 17, 1999, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to record option and warrant issuances, including stock-based employee compensation. The Company's policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS No. 123, using the Black-Scholes pricing model.

            At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 9. Pursuant to SFAS 123, which was amended by SFAS 148, the stock-based employee and non-employee compensation cost related to stock options was $218,395, $140,300, and $486,728 for the years ended December 31, 2004 and 2003 and the period from August 17, 1999 (inception) to December 31, 2004, respectively. Stock-based compensation cost related to warrants issued to a director (in lieu of stock options) was $1,150, $6,900, and $12,075 for the years ended December 31, 2004 and 2003 and the period from August 17, 1999 (inception) to December 31, 2004, respectively.

            The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the year ended December 31, 2004: dividend yield 0.0%, expected volatility of 42.06%; risk-free interest rates of 4.19%, and expected lives of ten years. No options were granted in 2003.

      (h)   Financial Instruments

            The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of line of credit approximated the carrying amount based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

      (i)   Research and Development

            Expenditures for research and product development costs are expensed as incurred.

      (j)   Debt Issuance Costs

            Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method.

      (k)   Income Taxes

            The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

      (l)   Accounting Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company's significant estimates include the determination of the fair value of its common stock, contingent liability expense, and the valuation of license rights. Actual results could differ from those estimates.

      (m)   Comparative Figures

            Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

      (n)   Net Loss Per Common Share

            Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the years ended December 31, 2004 and 2003 and the period from August 17, 1999 (inception) to December 31, 2004.

      (o)   Recently Issued Accounting Pronouncements

            In November 2004, FASB issued SFAS No. 151 "Inventory Costs" amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

            In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

            In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised SFAS No. 123 requires publicly held companies to expense the fair value of employee stock options and similar awards, which has been the Company's policy to date. The Company does not expect the adoption of SFAS No. 123, as revised, to have a material effect on its consolidated financial statements, since the Company has previously adopted SFAS No. 123.

      (2)   Going Concern

            The Company incurred a net loss of $2,318,896, $1,632,457, and $8,176,889 and negative cash flow from operating activities of $2,105,970, $788,609, and $3,869,722 for the years ended December
            31, 2004 and 2003 and for the cumulative period from August 17, 1999 (inception) to December 31, 2004, respectively. From July 2001 through January 2002, the Company entered into several license arrangements to develop the licensed technologies into diagnostic equipment and treatments for enlarged prostates and other male urological conditions. The Company anticipates significantly increasing its expenditures for technology development activities and building the Company's infrastructure over the near term. Implementation of the Company's business plan is dependent upon the successful transition of its product development program into a viable product with market penetration and profitability and obtaining sufficient capital to fund these developmental activities.

            The Company sold 2,205,000 shares of its Common Stock at $2.00 per share in a private placement to accredited investors between April and July, 2004 for gross proceeds of $4,410,000.

            In October 2004, the Company reached an agreement with one of its research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work. As part of this agreement, the Company issued an unsecured promissory note for the remaining balance of $241,613. The promissory note is payable in 12 monthly installments beginning November 1, 2004, and bears interest at a 6% annual rate. In addition, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed upon project expenses.

            As of the date of this report, the Company cash has been depleted. The Company plans to raise sufficient capital through bank or equity financing to allow it to complete the development of its products, establish a sales and marketing capability, manufacture its products and enter the market. Management estimates that to do so will require between $5 million and $10 million. Management has initiated discussions with various funding sources (investment bankers, investment funds and commercial bankers) to secure the additional capital. No committed sources of capital, such as bank lines of credit, currently exist.

            Due to the amount of time it will take to raise this capital, it will be necessary for the Company to identify guarantors in order to establish a secured line of credit of up to $2.5 million with its commercial bank to provide short-term capital for operations until it finalizes the required financing. While arrangements have made with the Company's bank to provide such capital if qualified guarantors are identified, and discussions have been initiated with various potential loan guarantors, no guarantors have yet committed to providing their guarantees.

            The Company cannot be certain that any required additional financing will be available on terms favorable to it. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock or the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, the Company may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, the Company may be unable to fund expansion, develop or enhance products. If the Company is forced to slow its development programs, or put them on hold, it could delay market entry.

      (3)   Equipment and Furniture

            Equipment and furniture consisted of the following at December 31:

                                          2004            2003
                                      ------------    ------------
      Computer equipment              $     16,518    $      6,664
      Furniture                              4,279           4,279
                                      ------------    ------------
                                            20,797          10,943
      Less accumulated depreciation         (8,210)         (4,748)
                                      ------------    ------------
                                      $     12,587    $      6,195
                                      ============    ============


       Depreciation expense was $3,462, $2,832, and $8,210 for the years ended December 31, 2004 and 2003 and the period from August 17, 1999 (inception) to December 31, 2004, respectively.

(4)    Accrued Expenses

       Accrued expenses consisted of the following at December 31:

                                      2004           2003
                                  ------------   ------------
      Contingent liability        $     75,000   $         --
      Directors' fees                   65,834         50,000
      Legal fees                         7,736          4,615
      Payroll and related taxes          2,936        166,436
      Accrued interest                   1,324         86,166
      Development costs                  2,195         77,225
      Other                             19,000         20,337
                                  ------------   ------------
                                  $    174,025   $    404,779
                                  ============   ============

(5)   License Agreements

      CS Medical

      In July 2001, the Company licensed certain microwave technology from CS Medical Technologies, LLC (CSM). The worldwide, exclusive license is limited to the field of use of the treatment of enlarged prostates, prostate cancer, and other urological disorders, and terminates with the expiration of the last to expire patents that are the subject of the license and requires defined royalty payments.

      As consideration for the license, the Company exchanged 3,000,000 shares of its common stock valued at $475,000 by Gerald Gray & Associates, an independent appraiser. This consideration was expensed as research and development.

      Under the terms of the license agreement, royalty payments are to be made quarterly in an amount equal to one-half percent (0.5%) of the amount that net sales of the Company's products that incorporate the licensed technology exceed $500,000 in that quarter. In the absence of revenues, we are not obligated to make any royalty payments to CSM.

      Profile LLC

      In January 2002, Profile LLC (Profile) granted the Company an exclusive license for prostate imaging systems in exchange for 3,230,769 shares of the Company's common stock and the assumption of $25,000 of Profile net liabilities. The license requires royalties ranging from 1.05% to 3.05% of defined revenues. The Profile license required the Company to meet certain financial covenants. If these covenants were not met by December 31, 2002, either party had the right to terminate the license. In the event of termination by Profile, all the Company shares issued would be returned to the Company. If the Company terminated the license, then only 50% of the shares issued would have to be returned. On March 22, 2002, in exchange for eliminating these covenants the Company issued Profile an additional 769,230 shares of its common stock. The field of use for the exclusive license is limited to the diagnosis and treatment of enlarged prostate, prostate cancer, or other conditions of or disorders of the prostate which may be diagnosed, imaged, or treated using any diagnostic or imaging process. The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology or the date that the Company permanently ceases the sale of devises using the technology.

      The 3,999,999 shares of common stock were valued at $1,713,600 by Gerald Gray & Associates, an independent appraiser. The aggregated stock and cash consideration for the Profile license was $1,738,600, which was expensed as research and development.

      RPI Agreement

      In July 2001, the Company entered into a license agreement with Rensselaer Polytechnic Institute (RPI) to allow the Company to use Electrical Impedance Tomography technology developed and patented by RPI, on a worldwide, exclusive basis for the diagnosis and/or treatment of urological conditions. The license period continues until expiring of RPI patents, or on the fifth anniversary of the agreement if the Company has failed to develop a marketable product or process by that point.

      Consideration for the license was $50,000, payable in two $25,000 installments. The first installment was paid in August 2002 and the second installment was due December 31, 2003. Royalties are payable to RPI on the basis of 3% of the net sales of the therapeutic product if the primary function of the device is tomography or 1% of net sales if the primary function of the final system is not tomography. Beginning in 2006, RPI is entitled to receive a minimum annual royalty payment of $20,000 to maintain the license.

      The total consideration has been recognized as of the date of the agreement, with outstanding payments at the balance sheet dates included under the caption of license obligation. The license was expensed as research and development in fiscal 2001.

(6)   Commitments and Contingencies

      (a)   Lease

            On July 1, 2002, the Company entered into a sub-lease agreement for office space, which terminated on October 31, 2003. During this rental period, the Company sublet a portion of this office space on a month-to-month basis to an unaffiliated company owned by the Company's CEO. Beginning November 1, 2003 this unaffiliated company entered into a lease for the same office space, and rents a portion of the space to the Company on a month-to-month basis.

            Rent expense for the years ended December 31, 2004, and 2003 and the period from August 17, 1999 (inception) to December 31, 2004 was $43,538, $38,053, and $110,985, respectively.

      (b)   Employment Agreements

            ProUroCare Inc. ("PUC"), the Company's wholly owned subsidiary, is a party to employment agreements with its Chairman and Chief Executive Officer, its President and Chief Operating Officer, and its Chief Financial Officer. The agreements have terms that continue until December 2006, January 2007, and July 2007, respectively, thereafter renewing for successive two-year terms. Each of these agreements provides for a minimum annual salary, cash incentive payments, options to purchase shares of common stock that vest over time, and a non-compete clause applicable for the period ending one year from termination.

            These agreements also provide that, upon termination without cause (or a change of employment that the employee elects to treat as a termination of employment), the employee will receive as severance six months of base salary plus four months of base salary for each year of service (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years. Additionally, all unvested stock options then held by the employee will immediately vest with a one-year period for exercise.

            Under each of the agreements, in the event of a change in control resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occur within two years of a change in control), the Company shall compensate the executive as if he were terminated without cause, as described above. See Note 14, "Subsequent Events".

      (c)   Legal proceedings

            The Company is involved in legal proceedings in the ordinary course of business.

            On April 2, 2004, the former President and Chief Operating Officer of ProUroCare Inc., filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. The former President and Chief Operating Officer was a party to an employment agreement with ProUroCare Inc. dated January 1, 2002, and alleges that the Company failed to make payments owed to him under the employment agreement in October 2003. He claims that this action resulted in a termination without cause and that he is entitled to severance payments under the contract. The Company has recorded a reserve provision of $75,000 as a contingent liability in connection with this lawsuit.

            The complainant seeks approximately $229,000 in monetary damages, injunctive relief to compel the Company to place such funds into an escrow account, fines under Minnesota law (in an unspecified amount), plus payment of litigation costs and attorneys' fees. The court did not grant the injunctive relief. The Company disputes these claims and believes they are without merit.

            The Company has asked the court for summary judgment and dismissal of the case, and expects a court ruling in this regard in February 2005. The parties are tentatively scheduled to engage in court-ordered mediation in March, 2005 in an attempt to resolve the case. If summary judgment is not granted or the parties are still unable to resolve the dispute through mediation, the court has set a window for a trial date from mid-May to mid-June, 2005.

(7)   Income Taxes

      The Company has generated net operating loss carryforwards of approximately $1,690,000 which, if not used, will begin to expire in 2021. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. While the Company has not performed a formal Internal Revenue Code Section 382 study, the Company believes that the Merger and Private Placement transactions in April, 2004, together with possible future changes during the subsequent 36-month period, may constitute a change in ownership that could subject the Company's use of its net operating loss carryforward to the above limitations. Based on the Company's estimates, this limitation would apply to approximately $1.2 million of the $1,690,000 net operating loss carryforward.

      The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows:

                                             2004            2003
                                         ------------    ------------
      Net operating loss carryforwards   $    650,000    $    461,000
      Capitalized start up costs            1,186,000         687,000
      Other                                   434,000         231,000
      Less: valuation allowance            (2,270,000)     (1,379,000)
                                         ------------    ------------
      Net deferred tax assets            $          0    $          0
                                         ============    ============


      The change in the valuation allowance was $891,000, $626,000, and $2,270,000 for the years ended December 31, 2004 and 2003 and the period from August 17, 1999 (inception) to December 31, 2004, respectively.

      Reconciliation between the federal statutory rate and the effective tax rated for the years ended December 31, 2004 and 2003 and the period from August 17, 1999 (inception) to December 31, 2004 is as follows:

                                                                              Period from
                                                                            August 17, 1999
                                                                             (inception) to
                                                                              December 31,
                                                 2004             2003             2004
                                            ------------     ------------     ------------
      Federal statutory tax rate                   (34.0)%          (34.0)%          (34.0)%
      State taxes, net of federal benefit           (4.5)            (4.5)            (4.5)
      Change in valuation allowance                 38.5             38.5             38.5
                                            ------------     ------------     ------------
      Effective tax rate                             0.0%             0.0%             0.0%
                                            ============     ============     ============

(8)   Line of Credit

      On January 24, 2003 the Company obtained a $500,000 line of credit from a financial institution. The line of credit was collateralized by the Company's business assets and severally guaranteed by five individuals, including a director of the Company. In exchange for the personal guarantees, the Company issued to each guarantor a warrant to purchase one share of the Company's Common Stock at $2.33 dollars per share for every $2.33 guaranteed. A total of 214,290 shares are subject to these warrants, including 21,429 shares subject to the warrant issued to the Company director. The value of the warrants based on the Black-Scholes pricing model of $64,287 was expensed in 2003.

      In August 2003 the Company replaced the $500,000 credit line with a $1,000,000 line of credit from the same financial institution. The line of credit is collateralized by the Company's business assets and severally guaranteed by nine individuals, including the original five individuals noted above. In exchange for the personal guarantees, the Company issued to each guarantor a warrant to purchase one share of the Company's Common Stock at $2.33 dollars per share for every $2.33 guaranteed. A total of 428,580 shares are subject to these warrants, including 21,429 shares subject to the warrant issued to the Company director. The value of the warrants based on the Black-Scholes pricing model of $151,825 was amortized over the life of the bank line of credit; $72,594 and $79,231 was recorded as interest expense in 2004 and 2003, respectively.

      The $1,000,000 line of credit was repaid in full on April 5, 2004 and simultaneously terminated.

      There can be no assurances that the Company will be able to close additional rounds of financing or obtain additional line of credit financing to fund developmental activities.

(9)   Note Payable

      In October 2004, the Company reached an agreement with one of its research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work. As part of this agreement, the Company issued an unsecured promissory note for the remaining balance of $241,613. The promissory note is payable in 12 monthly installments beginning November 1, 2004, and bears interest at a 6% annual rate. The balance at December 31, 2004 was $202,311. Interest expense during the year ended December 31, 2004 was $3,330. In addition, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed upon project expenses.

(10)  Shareholders' Equity

      (a)   Common Stock and Warrants issued related to 2002 Private Placement

            The Company issued 3,000,000 shares to CNI and CNI LLC in July 2001. In connection with the Company's license agreements with CSM and Profile, the Company issued 3,000,000 and 3,999,999 shares of common stock in 2001 and 2002, respectively.

            In connection with a private placement to accredited investors, the Company issued 453,345 shares of common stock in 2002. In addition, the Company issued warrants to purchase 45,348 shares of common stock to three individuals related to services rendered in connection with the private placement. These warrants are exercisable through November 2006 at $2.33 per share.

      (b) Common Stock and Warrants issued related to Merger and 2004 Private Placement

            Merger Agreement

            Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 2, 2004 (the "Merger Agreement"), by and among the ProUroCare, Inc., Global Internet Communications ("Global"), and GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of Global ("Acquisition Co."), Acquisition Co. merged with and into the ProUroCare, Inc., with ProUroCare remaining as the surviving company and a wholly owned operating subsidiary of Global (such transaction is hereinafter referred to as the "Merger"). The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State. On April 5, 2004, Global announced the effectiveness of the Merger through a press release and subsequent Current Report on Form 8-K, filed on April 20, 2004.

            Prior to the Merger, one ProUroCare shareholder, Profile, L.L.C. ("Profile") had dissented from the Merger proposal as the registered holder of securities beneficially owned by certain shareholders holding, in the aggregate, 308,465 (pre-merger) shares of ProUroCare's common stock. As described below, Profile and ProUroCare entered into an agreement relative to these dissenting shareholders.

            Concurrent with the consummation of the Merger, ProUroCare delivered definitive documents related, among other things, to the purchase of 300,000 (pre-conversion) shares of ProUroCare common stock from the dissenting shareholders for $750,000; and shareholders beneficially holding the remaining 8,465 (pre-conversion) shares of ProUroCare common stock withdrew their dissents from the Merger. These redemption transactions had the result of decreasing the aggregate number of shares of ProUroCare common stock outstanding immediately prior to the Merger, and thereby reduced the anticipated total number of shares of common stock of Global issued and outstanding immediately after the Merger.

            At the effective time of the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 (pre-conversion) shares of common stock of ProUroCare that were outstanding immediately prior to the Merger and held by ProUroCare shareholders were cancelled, with one share of ProUroCare common stock issued to Global. Simultaneously, the former shareholders of ProUroCare common stock received an aggregate of 9,603,003 shares of common stock of Global, representing approximately 82.1% of Global's common stock outstanding immediately after the Merger. At the same time, Global purchased 300,000 of the 308,465 (pre-conversion) shares with respect to which dissenters' rights were exercised, for an aggregate purchase price of $750,000.

            Global was a non-operating public shell company at the time of the Merger. Accordingly, the Merger transaction was recorded as a recapitalization rather than a business combination. The assets and liabilities resulting from the reverse acquisition were the former ProUroCare assets and liabilities (at historical cost) plus a $13,500 accrued Global liability (assumed at historical cost). There were no other assets or liabilities on Global's books at the time of the Merger.

            The Company recorded costs associated with the Merger totaling $162,556 during 2004.

            Settlement of Dispute with Profile L.L.C.

            On July 31, 2003, the Company received a notice from Profile, the licensor under a license agreement (the "Profile License Agreement") pursuant to which Profile licenses to the Company certain essential intellectual property needed to develop, manufacture and sell its ProUroScan product, that it believed the Company had breached material provisions of the license agreement. The Company believed that it was in compliance with the Profile License Agreement. The closing of the Private Placement was contingent upon the Company's resolving such dispute with Profile, and the closing of the Private Placement was a condition to the closing of the Merger.

            On March 23, 2004, the Company and Profile entered into a Letter of Understanding pursuant to which, effective upon April 5, 2004:

            i. Profile withdrew its default letters and waived any existing defaults under the Profile License Agreement.

            ii. ProUroCare committed to spend at least $1.2 million of the proceeds from the Private Placement on the development and commercialization of the ProUroScan. The terms of the settlement with Profile included no specific time limit within which such requirement must be met.

            iii. The Company agreed to purchase 300,000 of the 308,465 (pre-conversion) shares with respect to which dissenters' rights were exercised, for an aggregate purchase of $750,000 of which $100,000 was paid upon the initial closing of the Private Placement and the balance of $650,000 was paid pursuant to the delivery of a promissory note, payable in two equal quarterly installments of $325,000 commencing on July 6, 2004. This promissory note was collateralized by all of the assets of the Company. The remaining 8,465 (pre-conversion) shares with respect to which dissenters' rights were originally exercised withdrew their dissents and participated in the Merger. The note was paid in full in October 2004.

            iv. Maurice Taylor, Chairman and Chief Executive Officer of the Company, agreed to certain restrictions on the sale of the shares of the Company owned by him until the promissory note to Profile was paid in full. On October 4, 2004, the promissory note was paid in full and the restrictions on the sale of Mr. Taylor's securities expired.

            v. The Company committed to provide Profile (the owner of 3,084,999 shares of the Company's common stock following the Merger) limited piggyback registration rights in connection with any underwritten public offering.

            vi. The Company's officers and directors (except for the Company's Chief Financial Officer) agreed to not dispose of their shares of Company common stock for a period of 90 days following the effective date of the Company's SB-2 registration statement.

            Private Placement of the Global's Common Stock.

            In connection with the Merger Agreement, Global completed a private placement offering of 2,205,000 shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The initial closing occurred on April 5, 2004, at which time Global issued 1,980,000 shares at $2.00 per share, aggregating to gross proceeds of $3.96 million. Subsequent to April 5, Global issued an additional 225,000 shares at $2.00 per share, aggregating to gross proceeds of $450,000. Costs associated with the private placement (including the subsequent registration costs) were $139,493.

            As part of the Private Placement, the Company agreed to prepare and file a registration statement covering the resale of all of the shares of common stock purchased and sold in the Private Placement with the United States Securities and Exchange Commission (the "SEC") within 120 days of the initial closing of the Private Placement and the closing of the Merger. The registration statement was first filed on August 3, 2004 and was declared effective on January 24, 2005.

            Also as part of the Private Placement, a consultant was engaged by Global to provide financial-advisory services. Under terms of the arrangement, the consultant was paid $52,000, and issued a warrant for 300,000 shares of common stock upon the first closing of the private placement. The warrant has a three-year term and is exercisable at $2.00 per share.

      (c)   Common Stock Issued for Services and Liabilities

            The Company issued 5,445 common shares to a consultant in lieu of $12,705 cash for accounts payable in 2003. A vendor was issued 38,613 shares of the Company's common stock in May, 2004 as payment for product development work valued at $77,225. In October, 2004 another vendor was issued 44,441 shares of ProUroCare common stock in lieu of $88,882 cash for accounts payable.

      (d)   Stock Options

            In April 2002, the Company adopted a stock option plan covering the granting of options to employees and independent contractors (the "2002 Plan").

            Under the 2002 Plan, 1,500,000 shares of the Company's common stock are available for issuance. It permits the Company to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares, and cash awards.

            The exercise price for all options shall be determined by the board of directors. The term of each stock option and period of exercisability will also be set by the board of directors, but will not exceed a period of ten years and one day from grant date or on conclusion of an initial public offering or merger with a public entity, if earlier. The agreement also includes provisions for anti-dilution of options.

            In March 2002, the Company granted an aggregate of 900,000 employee stock options to officers and directors that are exercisable at $1.13 per share. The officer's options vest ratably over a 36-month period through December 2004, while the director's options vested ratably over a 24-month period through April 2004. In October 2003, an officer resigned from the Company and 150,000 of his unvested options were forfeited. His remaining 210,000 options expired in October 2004. In February 2004 a director resigned from the Board of Directors, and 3,750 of his unvested options were forfeited. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to utilize the fair-value method of accounting for these options. An aggregate of $82,452, $133,400, and $340,435 of stock-based compensation related to these options was recognized in the years ended December 31, 2004, 2003 and the period from August 17, 1999 to December 31, 2004, respectively.

            In April 2002, the Company issued a nonqualified stock option to a consultant to acquire 30,000 shares of common stock at $1.13 per share. This option vested over a 6-month period ended October 2002. At the same time, the Company also issued a nonqualified stock option to a consultant to acquire 30,000 shares of common stock at $1.13 per share. This option vested ratably over a two-year period through April 2004. An aggregate of $0, $6,900, and $25,300 of stock-based compensation related to these options was recognized in the years ended December 31, 2004 and 2003, and the period from August 17, 1999 (inception) to December 31, 2004, respectively.

            In February 2004, the Company issued 450,000 employee stock options to an officer. These options vest ratably over a three year period and are exercisable at $2.00 per share through February 2014. The options were valued at $0.67 per share using the Black-Scholes pricing model. The Company expensed $84,173 during the year ended December 31, 2004 related to these options.

            In February 2004, the Company issued 30,000 nonqualified stock options to a consultant in consideration of services rendered. The option vested as to 15,000 shares upon issuance and as to the remaining 15,000 shares on January 1, 2005. These options are exercisable at $2.00 per share through February 2014. The options were valued at $0.67 per share using the Black-Scholes pricing model. The Company expensed $10,100 during the year ended December 31, 2004 related to these options.

            In July, 2004 the Company's board of directors passed a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the "2004 Plan"). The Company has reserved 1,500,000 shares of common stock for issuance under the 2004 Plan. The 2004 permits the Company to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares, and cash awards. Under current IRS regulations, the Company's shareholders must approve the 2004 Plan on or prior to July 14, 2005 in order for the Company to grant incentive stock options under the 2004 Plan.

            In July 2004 the Company issued 200,000 employee stock options to an officer in connection with his employment agreement. These options vest ratably over a three year period and are exercisable at $2.50 per share through July 2014. The options valued at $1.50 per share using the Black-Scholes pricing model. The Company expensed $41,670 during the year ended December 31, 2004 related to these options.

            The exercise price for all options shall be determined by the board of directors. The term of each stock option and period of exercisability will also be set by the board of directors, but will not exceed a period of ten years and one day from grant date. The agreement also includes provisions for anti-dilution of options.

            Stock option activity is as follows for the years ended December 31:

                                           Options             Weighted-Average Exercise Price
                                 ----------------------------    ---------------------------
                                     2004            2003            2004           2003
                                 ------------    ------------    ------------   ------------
      Outstanding, January 1          810,000         960,000    $       1.13   $       1.13
          Granted                     680,000              --            2.15             --
         Exercised                         --              --              --             --
         Forfeited                     (3,750)       (150,000)           1.13           1.13
         Expired                     (210,000)             --            1.13             --
                                 ------------    ------------    ------------   ------------
      Outstanding, December 31      1,276,250         810,000    $       1.67   $       1.13
                                 ------------    ------------    ------------   ------------

      Exercisable, December 31        751,575         615,834    $       1.34   $       1.13
                                 ============    ============    ============   ============

            There were 1,276,250 options outstanding at December 31, 2004 with exercise prices ranging from $1.13 to $2.50 per share, and with a remaining weighted-average contractual life of 8.2 years.

            The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company's employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. Using the foregoing assumptions, the average fair value of each option granted during the year ended December 31, 2004 was $0.91.

      (e)   Warrants

            In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to utilize the fair-value method of accounting for warrants issued as compensation.

            Loan guarantor warrants:

            In March 2003, the Company issued warrants to purchase 192,861 shares of common stock to four individuals in exchange for their guaranteeing a bank line of credit. At the same time, the Company issued a warrant to purchase 21,429 shares of common stock to a director in exchange for guaranteeing the bank line of credit. These warrants were exercisable through February 2008 at $2.33 per share. An aggregate of $64,287 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003.

            In August 2003, the Company issued warrants to purchase 225,006 shares of common stock to five individuals in exchange for their guaranteeing a new bank line of credit. At the same time, the Company issued a warrant to purchase 21,429 shares of common stock to a director in exchange for guaranteeing the bank line of credit. These warrants were exercisable through August 2008 at $2.33 per share. An aggregate of $88,717 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003.

            In September and December 2003, the Company issued additional warrants to purchase 64,287 and 117,858 shares of common stock, respectively, to three individuals in exchange for their guaranteeing additional amounts under the existing bank line of credit. These warrants were exercisable through September and December 2008, respectively, at $2.33 per share. An aggregate of $63,108 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003.

            In total, warrants to purchase 642,870 shares of common stock were issued in relation to the bank line of credit guarantees, and an aggregate of $216,112 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003, which was amortized over the life of the bank line of credit ($72,594 and $143,518 during the years end December 31, 2004 and 2003, respectively).

            Upon the closing of the Company's Private Placement and Merger on April 5, 2004, certain exercise-price protections and anti-dilution provisions of warrants issued to guarantors of the Company's bank line of credit became effective. Under the terms of these provisions, holders of warrants to purchase 642,870 shares of the Company's common stock at $2.33 per share became eligible to purchase a total of 1,017,882 shares at $1.67 per share. These warrants, valued at $320,974 using the Black Scholes pricing model, were recorded as interest expense at the time of issuance.

            Other warrants:

            In March 2002, the Company granted a warrant to purchase 30,000 shares of common stock to a director that is exercisable at $1.13 per share. This warrant vested ratably over a 24-month period ending April 2004 until the resignation of the director on February 9, 2004, and is exercisable through February 9, 2005. An aggregate of $1,150, $6,900, and $12,075 of stock-based compensation related to this warrant was recognized in the years ended December 31, 2004 and 2003, and the period from August 17, 1999 (inception) to December 31, 2004, respectively.

            In November 2002, the Company granted a warrant to purchase 1,500 shares of common stock to a consultant for services rendered. This warrant is exercisable through November 2007 at $2.33 per share. An aggregate of $490 of stock-based compensation related to this warrant was recognized in the year ended December 31, 2002.

            In June 2003, under the terms of an agreement with a supplier, the Company issued a warrant to purchase 92,148 shares of common stock. This warrant is exercisable through June 2007 at $0.33 per share. The value of $187,060 related to this warrant was recognized in the year ended December 31, 2003.

            Also on April 5, 2004, in connection with the Company's Private Placement, the Company issued a warrant to purchase 300,000 shares of its common stock at $2.00 per share to an agent who assisted with raising the financing. The warrant has a three-year term.

            Under the terms of a Research and development Agreement with Artann Laboratories, Inc. ("Artann") (see Note 12), Artann will receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, issuable upon certain milestone events. Warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement. The value of these warrants computed using the Black-Scholes pricing model was $114,914, and was recorded as research expense. Warrants for the purchase of 200,000 shares at a per share price of $2.00 per share were issued in December 2004 following the shipment of the ProUroScan systems under the Development Agreement. The value of these warrants computed using the Black-Scholes pricing model was $166,172, and was also recorded as research expense. The final 200,000 warrants will be issued in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement.

            Warrant activity is as follows for the years ended December 31:

                                           Warrants           Weighted-Average Exercise Price
                                 ----------------------------   ---------------------------
                                     2004            2003           2004           2003
                                 ------------    ------------   ------------   ------------
      Outstanding, January 1          811,866          76,848   $       2.06   $       1.86
          Granted                     975,012         735,018           1.87           2.08
         Exercised                         --              --             --             --
         Forfeited                     (5,001)             --           1.13             --
                                 ------------    ------------   ------------   ------------
      Outstanding, December 31      1,781,877         811,866   $       1.72   $       2.06
                                 ============    ============   ============   ============

            The weighted-average fair value of the warrants granted during the years ended December 31, 2004 and 2003 was $0.54 and $0.55, respectively.

            The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

                                                2004           2003
                                             -----------    ----------
              Risk-free interest rate             2.99%         3.03%
              Expected life                   3-5 years     4-5 years
              Expected volatility                 41.7%          0.0%
              Expected dividend rate               0.0%          0.0%


(11)  Related Parties

      A director of the Company is also a director of CSM. In April and May 2002, CSM loaned a total of $51,000 to the Company. In June 2002 and June 2004, the Company repaid the loan by making payments to CSM of $25,000 and $28,963, respectively, including interest accrued at a rate of 5%. Interest expense on the loan was $605, $1,300, and $2,962 for the years ended December 31, 2004 and 2003, and the period from August 17, 1999 (inception) to December 31, 2004, respectively.

      The Company's former President (until October, 2003) was also President of ArMed, LLC, a company related to Profile prior to the January 2002 license transaction. In February 2003, the Company advanced $10,000 to the former President, of which $9,985 was outstanding at December 31, 2004 and 2003. The Company has recorded a reserve against the entire balance, pending resolution of a lawsuit filed by the former President against the Company (see Note 6). Two of the Company's former directors are managing members of Profile.

      The Company's Chairman and a Company director are also directors of CNI and CN LLC. From October 2001 through May 2002, CNI loaned a total of $123,616 to the Company. The Company accrues interest on this debt at an annual rate of 5%. Interest expense on the loan was $818, $2,214, and $8,360 for the years ended December 31, 2004 and 2003, and the period from August 17, 1999 (inception) to December 31, 2004, respectively. In 2002 the Company repaid $12,950 to CNI. The Company repaid principal and interest totaling $27,021 and $82,747 to CNI in 2004 and 2003, respectively.

      In July, 2003 the Company borrowed $60,000 from the Company's Chairman and a director under the terms of an unsecured promissory note. The note bore simple interest at 6.5% per annum. In August and September 2003, the Company repaid the note and the accrued interest thereon.

(12)   Development Agreements

       Development Agreement.

       In July of 2004, the Company entered into a Development Agreement with Artann and Armen Sarvazyan under which Artann and Sarvazyan developed two working, pre-clinical ProUroScan systems. These systems were delivered to ProUroCare in late November 2004. ProUroCare paid Artann $180,000 for this development work, which was expensed as research and development cost during the year ended December 31, 2004. The Development Agreement also provides that Artann will provide, at no charge, consulting and advisory services to our to-be-contracted medical-device manufacturer in the development of systems for use in clinical trials. The Company intends to use data obtained from these clinical trials to support its 510(k) application with the FDA.

       Research and Development Agreement.

       In July of 2004, the Company entered into a "Research and Development Agreement" with Artann for the development of the ProUroScan and other to-be-determined technologies in the urologic field. Under this agreement, any intellectual property and know-how resulting from the advancement of the ProUroScan will be assigned to ProUroCare. For its role, Artann will receive a total of $250,000 (plus incentives as explained below) to fully develop the ProUroScan system, payable upon certain milestone events. A payment of $50,000 was made to Artann upon the execution of the agreement. In December, 2004 the Company paid Artann $110,000 following the shipment of the ProUroScan prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule). All of these payments to Artann were expensed as research and development cost during the year ended December 31, 2004. The Company will pay Artann an additional $50,000 upon the filing of a patent or patents relating to a new probe-positioning technology, and the final $50,000 will be paid upon issuance of the patent(s) to ProUroCare. Artann will also receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, similarly issuable upon certain milestone events. Fully vested warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement. The value of these warrants computed using the Black-Scholes pricing model was $114,914, and was recorded as research and development cost. Fully vested warrants for the purchase of 200,000 shares at a per share price of $2.00 were issued in December 2004 following the shipment of the ProUroScan systems under the Development Agreement. The value of these warrants computed using the Black-Scholes pricing model was $166,172, and was also recorded as research expense. The final 200,000 warrants will be issued, contingent on the delivery of the clinical systems, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement.

(13)   Pro Forma Information (Unaudited)

       The following unaudited pro forma condensed results of operations for the years ended December 31, 2004 and 2003, gives effect to the reverse merger with Global Internet Communications, Inc. and the private placement of the Company's common stock as if such transactions had occurred on January 1, 2003 (see Note 10).

       The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations:

       Year Ended December 31, 2003

-----------------------------------------------------------------------------------------------
                                                 Global Internet     Proforma       Proforma
                                   ProUroCare    Communications      Adjustments     Results
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Sales, net                       $         --    $         --       $         --   $         --
-----------------------------------------------------------------------------------------------
Loss from operations             $ (1,373,982)   $    (28,328)      $         --   $ (1,402,310)
-----------------------------------------------------------------------------------------------
Net loss                         $ (1,632,457)   $    (26,255)      $         --   $ (1,658,712)
-----------------------------------------------------------------------------------------------
Net loss per share-basic and     $       (.16)                                     $       (.12)
diluted
-----------------------------------------------------------------------------------------------
Shares outstanding - basic and     10,502,168                          3,402,000(1)  13,904,168
diluted
-----------------------------------------------------------------------------------------------


       Year Ended December 31, 2004

----------------------------------------------------------------------------------------------------------
                                                   Global Internet         Proforma            Proforma
                                    ProUroCare     Communications         Adjustments          Results
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Sales, net                       $           --    $           --       $           --      $           --
----------------------------------------------------------------------------------------------------------
Loss from operations             $   (1,849,631)   $     (199,113)      $      205,028(2)   $   (1,843,716)
----------------------------------------------------------------------------------------------------------
Net loss                         $   (2,318,896)   $     (199,183)      $      205,028(2)   $   (2,313,051)
----------------------------------------------------------------------------------------------------------
Net loss per share-basic and     $         (.18)                                            $         (.17)
diluted
----------------------------------------------------------------------------------------------------------
Shares outstanding - basic and       13,002,276                                936,164(1)        13,938,440
diluted
----------------------------------------------------------------------------------------------------------

NOTES TO PRO FORMA ADJUSTMENTS

(1) This adjustment restates the number of weighted average shares outstanding as if the Merger and Private Placement had occurred at the beginning of the period. The adjustment is computed as the difference between the weighted average effect of additional shares issued pursuant to the Merger and Private Placement (2,097,000 shares of Global Internet Communications, Inc. common stock outstanding at the time of the Merger, 2,205,000 shares issued pursuant to the Private Placement, less 900,000 shares redeemed under dissenters' rights) and the total of the same transactions as if they had occurred at the beginning of the period.

(2) This adjustment is for non-recurring consulting expenses related to the Merger, paid by Global Internet Communications, Inc..


(14)  Subsequent Events

      On March 3, 2005 the ProUroCare Medical Inc.'s Board of Directors realigned the duties of our Chairman, Maurice R. Taylor, and our President and Chief Executive Officer, Michael P. Grossman. As a result, the Board named Mr. Taylor as its new Chief Executive Officer, and named Mr. Grossman as Chief Operating Officer. Mr. Taylor retains the title of Chairman and Mr. Grossman retains the title of President. In recognition of these changes, the Company entered into new employment agreements with Mr. Taylor and Mr. Grossman.

      Each of these agreements provides for a minimum annual salary, potential cash incentive payments, and options to purchase shares of common stock that vest over time. These agreements also provide that, upon termination without cause (or a change of employment that the employee elects to treat as a termination of employment), the employee will receive as severance six months of base salary plus four months of base salary for each year of service (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years. Additionally, all unvested stock options then held by the employee will immediately vest with a one-year period for exercise. Mr. Taylor's and Mr. Grossman's agreements have terms that continue until December 31, 2006 and January 31, 2007, respectively.

      Under each of the above-referenced employment agreements, in the event of a change in control resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occur within two years of a change in control), the Company shall compensate the executive as if he were terminated without cause, as described above.

      On March 31, 2005 the Company borrowed $100,000 pursuant to the issuing of a promissory note to a financial institution. The promissory note was secured by the assets of the business and a guaranty by the Company's Chairman and Chief Executive Officer, Maurice R. Taylor. The promissory note bears interest at an annual rate of 7.0%, and matures on July 2, 2005.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 20, 2004, the Company (formerly Global Internet Communications, Inc.) dismissed Manning Elliot as its independent auditors. The Company thereafter engaged Virchow, Krause & Company, LLP ("Virchow"), as its new independent auditors.

      The decision to dismiss Manning Elliot was made by the Company's reconstituted board of directors after the effectiveness of the Merger, and was made primarily because of the desire to retain the accounting firm which was familiar with the Company's operating business conducted through ProUroCare Inc. There were not, within the past two years, any disagreements with Manning Elliot that are known to the Company's management and relate to accounting principles or practice, financial disclosures or auditing scope or procedures.

      The Company requested that Manning Elliot furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit
16.1 to a Current Report on Form 8-K/A filed on April 20, 2004.

      On April 20, 2004, the Company engaged Virchow as its independent public accountants for the fiscal year ending December 31, 2004. During the subsequent interim period preceding the engagement of Virchow, the Company did not consult Virchow on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B promulgated by the SEC. The selection of Virchow as the Company's independent auditor was approved by the Company's board of directors.

      In the Company's two most recent fiscal years prior to the change in accountants and any subsequent interim period to the date of such change, the Company had not consulted with Virchow regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to the registrant nor oral advice was provided that Virchow concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement," as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K

      We did not have any change of disagreements with our auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM 8B: OTHER INFORMATION

      None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following information sets forth the names of our officers and directors, their ages and their present positions with the Company as of March 4, 2005. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

   Name                    Age  Position
   ----                    ---  --------
   Maurice R. Taylor, II   59   Chairman of the Board, Chief Executive Officer
   Michael P. Grossman     51   President, Chief Operating Officer and Director
   Richard Thon            49   Chief Financial Officer
   David Koenig            64   Secretary and Director
   Alex Nazarenko          60   Director

      Maurice R. Taylor, II, is a Minneapolis entrepreneur, and has served as the Chairman of the Board of PUC since its inception in 1999, and as its Chief Executive Officer until February 2004. Upon the Merger, Mr. Taylor was appointed to serve as the Company's Chairman of the Board. In March 2005 he was reappointed as the Company's Chief Executive Officer.

      Mr. Taylor was the founder of Chronimed Inc. ("Chronimed"), and has been involved in several healthcare and medical-technology companies. He served as Chairman and Chief Executive Officer of Chronimed from April 1985 until March 1999, at which point he joined its diagnostic division in a spin-off venture which became known as MEDgenesis. Mr. Taylor held such positions with Chronimed and MEDgenesis until the sale of MEDgenesis to the British company Medisys PLC. Mr. Taylor is also Chairman of Clinical Network and CHdiagnostics, LLC, a diabetes market product-development company. He serves as a director and is the former Chairman of the Scripps Whittier Institute for Diabetes which, through collaborations, is believed to be the largest diabetes research group in the world. Mr. Taylor was the recipient of the Inc. Magazine "Entrepreneur of the Year Award for Healthcare" in 1994.

      Michael P. Grossman has served as President and Chief Executive Officer of ProUroCare, Inc., the Company's wholly owned subsidiary since February, 2004 and became President, Chief Executive Officer and a director of our Company upon the Merger. In March 2005, when Mr. Taylor was appointed to the position of Chief Executive Officer, Mr. Grossman was appointed to the position of Chief Operating Officer. He retains the titles of President and Director.

      Mr. Grossman has extensive experience in the financial services and advisory industry, including more than 14 years in the area of new business start-ups and economic development. From 1995 to 2003 he served as Vice President of the Minnesota Cooperation Office ("MCO"), a privately funded business-development company created to identify and assist in the formation of high-growth, innovative companies and provide support for their future growth. Mr. Grossman, in his capacity as an officer of the MCO, provided four primary services to client companies and entrepreneurs: evaluation of proposed products and their market potential; development of a comprehensive five-year business plan; assistance in assembling a management team and/or board of directors; and assistance with locating appropriate financing. In this role, Mr. Grossman identified and helped ten client companies with these issues and thereby played a key role in helping to start/launch these companies. In some instances, Mr. Grossman served on the board of directors of the client companies and in most all cases provided ongoing assistance to the companies for a period of three to five years. Prior to 1995 he held senior positions at Tricon Capital Corporation, Ehlers and Associates, Inc., and corporate and public finance positions at Piper Jaffray & Hopwood, and Dain Bosworth. Mr. Grossman has a B.A. in Economics from Carleton College and an M.B.A. from the University of Minnesota.

      Richard Thon was hired as our Chief Financial Officer in July 2004 after serving in this role in an interim capacity on a consulting basis since 2001. From 2002 to 2004, Mr. Thon was the Chief Financial Officer of CHdiagnostics, LLC. He served as the Chief Financial Officer and Vice President of Finance for MEDgenesis from 2000 to 2001, as Corporate Controller of Instant Web Companies from 1998 to 2000, and as Controller and director of Business Systems of Sanofi Diagnostics Pasteur from 1990 to 1998. Mr. Thon began his career as an auditor with KPMG LLP, and since that time has held financial management positions with both public and privately held firms. Mr. Thon has a B.B.A. in Accounting from the University of Michigan and an M.B.A. in Finance from the University of Wisconsin.

      David F. Koenig has served as a director of PUC since 1999, and became a director of the Company upon the Merger. From 1996 to 2005, Mr. Koenig was the Executive Vice President and Chief Operating Officer of Solar Plastics, Inc., a manufacturer of custom rotationally molded plastic parts ("Solar Plastics"). Solar Plastics has four manufacturing facilities and services customers in both domestic and international markets. Mr. Koenig served as Chief Financial Officer and director of Quadion Corporation from 1977 to 1987, a manufacturer of precision-made rubber and plastic components and assemblies for industrial uses. In this role, he had full responsibility for strategic planning, acquisitions, information services, real estate and legal services, and helped create the plans and implement the programs that took this company from sales of $22 million from three domestic plants to sales exceeding $100 million from six domestic and three foreign plants. Prior to this time, Mr. Koenig spent 11 years growing and developing his own consulting business focusing on providing services to small to medium-sized companies in the areas of strategic planning and implementation, acquisitions, financing and organizational restructuring. Earlier, Mr. Koenig was employed by Dain Rauscher as an investment banker, and by General Mills, Inc. and the Kroger Co. (both Fortune 100 companies) with responsibilities in strategic planning, acquisitions and finance. Mr. Koenig received his undergraduate degree in business administration from Indiana University and his M.B.A. from Harvard Graduate School of Business.

      Alex Nazarenko has served as a director of PUC since 2001, and became a director of the Company upon the Merger. Since 1992, Mr. Nazarenko has been a co-owner, officer and director of American Phoenix, Inc. of Eau Claire, Wisconsin, a company with approximately $10 million in revenues and 100 employees engaged in the business of rubber processing for the major tire companies. Since 1996, he has also been co-owner, officer and director of 2N Company, L.L.C., of Minneapolis, Minnesota, a private investment and management company with investments in a broad range of industries. Form 1973 until 1991, Mr. Nazarenko served as Vice President for Equity Securities Trading Company of Minneapolis. Mr. Nazarenko began his career in the securities industry in 1966.

      There are no family relationships among our executive officers or directors.


Audit Committee

      The Company has established a two-member audit committee within the board of directors that currently consists of Messrs. Koenig and Nazarenko. The board of directors has adopted a written charter for the audit committee. The audit committee was formed after the effectiveness of the Merger; and prior to the Merger the Company had no such audit committee.

      The board of directors has determined that at least one member of the audit committee, David Koenig, is an "audit committee financial expert" as that term is defined in Item 401(e)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. Mr. Koenig's relevant experience includes his service as the Chief Financial Officer and director of Quadion Corporation, and his past consulting experience which involved his oversight and supervision of the performance of business enterprises respecting the preparation, audit and evaluation of financial statements. Both members of the audit committee (i.e., Messrs. Koenig and Nazarenko) currently qualify as "independent directors," as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers' listing standards. Moreover, the board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

Code of Ethics Disclosure Compliance

      On February 15, 2005 we adopted a Code of Ethics for Financial Executives, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics is filed as an exhibit to this annual report.


ITEM 10:  EXECUTIVE COMPENSATION

      The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our Chief Executive Officer and the other highest-paid executive officers serving as such at the end of fiscal year 2004 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of the Company or the Company's wholly owned subsidiary, ProUroCare Inc., received compensation in excess of $100,000 during fiscal year 2004.

----------------------------------------------------------------------------------------------------------
                                                                                              Long-Term
                                                                                             Compensation
                                                                    Annual Compensation         Awards
                                                                ------------------------------------------
                                                                                              Securities
                                                                                              Underlying
Name and Position                                    Year          Salary         Bonus         Options
----------------------------------------------------------------------------------------------------------
Maurice Taylor, II (1)                                   2004   $    190,000   $    104,738             --
Chief Executive Officer                                  2003   $    190,000   $         --             --
and Chairman of the Board                                2002   $    190,000   $     42,750        450,000

Michael P. Grossman (1) (2)                              2004   $    164,417   $         --        450,000
President, Chief Operating                               2003   $      4,000   $         --             --
Officer and Director                                     2002             --   $         --             --
----------------------------------------------------------------------------------------------------------

(1) Mr. Taylor served as Chairman and Chief Executive Officer of ProUroCare Inc. until January 31, 2004. On February 1, 2004, Michael P. Grossman became the Chief Executive Officer of ProUroCare Inc., and subsequently became the Chief Executive Officer of the Company upon the Merger. On March 3, 2005 Mr. Taylor was again named Chief Executive Officer of the Company, and continues to serve as the Chairman of the Company.

(2) Mr. Grossman's 2003 and 2004 compensation includes consulting compensation earned between December 1, 2003 and January 31, 2004, prior to his appointment to the position of Chief Executive Officer on February 1, 2004. On March 3, 2005 Mr. Grossman was appointed to the position of Chief Operating Officer. He continues to serve as President and Director.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

      No stock options or stock-appreciation rights were exercised during fiscal year 2004, and no stock-appreciation rights were outstanding at the end of such fiscal year. The table below sets forth outstanding but unexercised options of the named officers as of the end of fiscal year 2004.

------------------------------------------------------------------------------------------------------
                                    Securities Underlying Unexercised      Value of Unexercised
                                       Options at Fiscal Year End         In-the-Money Options (1)
                                  --------------------------------------------------------------------
              Name                    Exercisable     Unexercisable      Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------
Maurice R. Taylor, II                       173,535           12,465   $      133,622   $        9,598
------------------------------------------------------------------------------------------------------
Michael P. Grossman                         100,010          324,990   $           --   $           --
------------------------------------------------------------------------------------------------------

Director Compensation

      The Company's policy is that each of our non-employee directors receives an annual cash payment of $5,000, and the chairpersons of our compensation and audit committees receive an additional annual payment of $2,500. It is also our policy to grant all non-employee directors a one-time option upon initial election or appointment to the board of directors to purchase 30,000 shares of our common stock at the then-current market price, which option shall vest ratably over two years of service and have a ten-year term. All directors shall be reimbursed for travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and its committees.


Employment Agreements

      The Company is a party to employment agreements with Maurice R. Taylor, II and Michael P. Grossman. Each of these agreements provides for a minimum annual salary, potential cash incentive payments, and options to purchase shares of common stock that vest over time. The agreement with Mr. Taylor provides for an annual salary of $190,000, and Mr. Grossman's agreement provides for an annual salary of $175,000. These agreements also provide that, upon termination without cause (or a change of employment that the employee elects to treat as a termination of employment), the employee will receive as severance six months of base salary plus four months of base salary for each year of service (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years. Additionally, all unvested stock options then held by the employee will immediately vest with a one-year period for exercise. Mr. Taylor's and Mr. Grossman's agreements have terms that continue until December, 2006, and January, 2007, respectively.

      Under each of the above-referenced employment agreements, in the event of a change in control resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occur within two years of a change in control), we shall compensate the executive as if he were terminated without cause, as described above.

      ProUroCare Inc., the Company's wholly owned operating subsidiary, is a party to an employment agreement with Richard B. Thon which expires in July 2007. Mr. Thon's employment agreement provides for a minimum annual salary of $140,000, cash incentive payments, and options to purchase shares of common stock that vest over time. In addition, Mr. Thon's employment agreement also provides that, upon termination without cause (or a change of employment that the employee elects to treat as a termination of employment), Mr. Thon will receive as severance six months of base salary plus four months of base salary for each year of service (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years. Additionally, all unvested stock options then held by Mr. Thon employee will immediately vest upon a termination without cause with a one-year period for exercise. Finally, in the event of a change in control resulting in a termination of employment, change of location, or decrease in the level of responsibility (any of which occur within two years of a change in control), Mr. Thon shall entitled to compensation as if he were terminated without cause, as described above.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the our common stock as of March 21, 2005, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is One Carlson Parkway, Suite 124, Plymouth, Minnesota 55447.

------------------------------------------------------------------------------------------
                                                     Shares
Name                                           Beneficially Owned   Percent of Class
------------------------------------------------------------------------------------------
Maurice R. Taylor II (1)                               1,704,838               12.0
------------------------------------------------------------------------------------------
Michael P. Grossman (2)                                  162,515                1.1
------------------------------------------------------------------------------------------
Richard Thon (3)                                          80,004                  *
------------------------------------------------------------------------------------------
Alex Nazarenko (4)                                     2,044,998               14.6
------------------------------------------------------------------------------------------
David Koenig (5)                                         555,115                3.9
------------------------------------------------------------------------------------------
All directors and officers as a group (6)              4,256,256               29.3
------------------------------------------------------------------------------------------
Profile, L.L.C. (7)
2700 Corporate Drive, Suite 120
Birmingham, Alabama 35242                              3,074,285               22.0
------------------------------------------------------------------------------------------
CS Medical Technologies, LLC (8)                       1,947,498               13.9
2277 West Highway 36, Suite 254
Roseville, Minnesota  55113
------------------------------------------------------------------------------------------

*     Less than one percent (1%).

(1) Includes 36,214 shares of common stock held by Clinical Network, LLC, and 255,000 shares held by Clinical Network, Inc., with respect to each of which Mr. Taylor is a managing officer and majority owner. Also includes 1,227,624 shares of common stock held directly and options to purchase 186,000 shares of common stock which are currently exercisable or exercisable within 60 days at $1.13 per share.

(2) Includes options to purchase up to 162,515 shares of common stock which are currently exercisable or exercisable within 60 days, at $2.00 per share.

(3) Includes options to purchase up to 80,004 shares of common stock which are currently exercisable or exercisable within 60 days. Of Mr. Thon's options, 30,000 are exercisable at $1.13 per share, and 50,004 are exercisable at $2.50 per share.

(4) Includes 1,947,498 shares held by CS Medical Technologies, LLC, of which Mr. Nazarenko is a managing officer and member. Also includes 67,500 shares of common stock held directly, and options to purchase up to 30,000 shares of common stock which are currently exercisable or exercisable within 60 days at $1.13 per share.

(5) Includes 36,214 shares held by Clinical Network, LLC, and 255,000 shares held by Clinical Network, Inc., with respect to each of which Mr. Koenig is an officer and minority owner. Also includes 166,041 shares of common stock held directly, options to purchase up to 30,000 shares of common stock which are currently exercisable or exercisable within 60 days, exercisable at $1.13 per share, and immediately exercisable warrants to purchase 67,860 shares at $1.67 per share.

(6)   Includes Messrs. Taylor, Nazarenko, Koenig, Grossman and Thon.

(7) The managers of Profile, LLC are T. Forcht Dagi and Stanley L. Graves, who share voting and investment power over the securities held by Profile, LLC. Cordova Technology Partners, L.P., a private investment fund, by virtue of its 39.75% ownership interest in Profile, LLC, indirectly has a pecuniary interest in 1,226,287 shares of the Company's common stock. The sole general partner of Cordova Technology Partners, L.P. is Cordova Technologies, LLC. T. Forcht Dagi and Jerry Schmidt, the senior executives of Cordova Technologies, LLC, share voting and investment power over the securities held by Cordova Technology Partners, L.P.

(8) The beneficial owners of CS Medical Technologies, LLC are Clement Nelson and Alex Nazarenko (a director of the Company).


Securities Authorized for Issuance Under Equity Compensation Plans As of Last Fiscal Year (December 31, 2004)

----------------------------------------------------------------------------------------------------------------------

                                                                                             Number of Securities
                                Number of Securities to be                                  Remaining Available for
                                  Issued Upon Exercise of     Weighted-Average Exercise      Issuance Under Equity
                                   Outstanding Options,         Price of Outstanding          Compensation Plans
                                    Warrants and Rights         Options, Warrants and        (excluding securities
                                                                       Rights              reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                             (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by stockholders (1)             1,076,250                      $1.52                         60,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by stockholders (2)             1,981,877                      $1.82                      1,300,000
----------------------------------------------------------------------------------------------------------------------
            Total                        3,058,127                      $1.71                      1,360,000
----------------------------------------------------------------------------------------------------------------------

-------------------

(1) Includes shares of our common stock issuable under options issued under our 2002 Plan (as defined below).

(2) Includes 200,000 shares of our common stock issuable under options issued under our 2004 Plan (as defined below) and warrants to purchase 1,781,877 shares issued to vendors, consultants, and loan guarantors.

2002 Plan

      In April 2002, PUC adopted the ProUroCare Inc. 2002 Stock Plan (the "2002 Plan"), pursuant to which PUC granted options to officers, directors, employees and independent contractors. Under the 2002 Plan, PUC was able to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares, and cash awards. The Company adopted the 2002 Plan as part of the Merger. There are currently options to purchase up to 1,076,250 shares of the Company's common stock outstanding under the 2002 Plan that are exercisable at prices ranging from $1.13 to $2.00, adjusted for the post-Merger distribution. All of these options are held by Company officers, consultants and directors. Because the Company has adopted the 2004 Plan as described below, the Company will not issue any further options to purchase shares of Company common stock under the 2002 Plan.

      The officers' options vest ratably over a 36-month period from the date of issuance, while the directors' and consultants' options are completely vested. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to utilize the fair-value method of accounting for these options. An aggregate of $218,395, $140,300, and $501,678 of stock-based compensation related to these options was recognized in the years ended December 31, 2004, 2003 and the period from August 17, 1999 to December 31, 2004, respectively.

      On February 15, 2005 the Company's board of directors approved an amendment to the 2002 Stock Plan that provides for the cashless exercise of options granted under the plan, at the discretion of a committee of independent directors.


2004 Plan

      On July 14, 2004 the Company's board of directors passed a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the "2004 Plan"). The Company has reserved 1,500,000 shares of common stock for issuance under the 2004 Plan. Under current IRS regulations, the Company's shareholders must approve the 2004 Plan on or prior to July 14, 2005 in order for the Company to grant incentive stock options under the 2004 Plan. As of December 31, 2004, 200,000 options have been granted to an officer under the 2004 Plan that are exercisable at $2.50 per share.

      The 2004 Plan provides for the grant of both incentive and non-statutory stock options. Incentive stock options granted under the 2004 Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Non-statutory stock options granted under the 2004 Plan will not qualify as incentive stock options under the Code. The board of directors adopted the 2004 Plan to provide a means by which Company employees, directors, officers and consultants may be given an opportunity to purchase stock in the Company, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for the success of the Company.




             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Company History

      ProUroCare Inc., the Company's wholly owned subsidiary ("PUC"), was initially founded by shareholders of Clinical Network Inc. ("Clinical Network") in August 1999. Clinical Network was originally established in 1990 for the purpose of pursuing treatments for stress urinary incontinence in women. In July

2001, Clinical Network began collaborating with CS Medical Technologies, L.L.C. ("CS Medical"), a developer of microwave treatment technology for prostate and cardiology treatments, for the development of products for the male urology market. At that time, PUC acquired from Clinical Network and CS Medical all assets and rights associated with the minimally invasive microwave therapy in exchange for an aggregate of 3,000,000 shares of PUC common stock. Alex Nazarenko, a Company director (and former director of PUC), is a principal shareholder and controlling person of CS Medical. Currently, CS Medical owns 1,947,498 shares of our common stock. In addition, Maurice R. Taylor, the our Chairman and Chief Executive Officer (and Chairman of PUC), and David Koenig, another of our directors (and a former director of PUC), are principal shareholders and controlling persons of Clinical Network and Clinical Network, L.L.C. (a limited liability company affiliated with Clinical Network) which together beneficially own 291,214 shares of our common stock. Prior to the transactions with Clinical Network and CS Medical, neither of such companies (nor the individual directors named above) were related parties or otherwise affiliated with PUC. Accordingly, these transactions were negotiated at arms-length. We believe that the terms of the above-described transactions were fair to the Company.


Licenses and Royalties

      In January 2002, PUC purchased certain assets from Profile L.L.C. ("Profile") and obtained a license from Profile providing for worldwide exclusive rights to its prostate-imaging system and related patented technology in exchange for the issuance of 3,230,769 shares of PUC common stock, and future royalties ranging from 1.05% to 3.05% of net sales of the ProUroScan(TM) system under the terms of its licensing agreement. Subsequent to that transaction, PUC issued Profile an additional 769,230 shares of PUC common stock pursuant to the agreement governing the transfer of assets. After the Merger, Profile owned 3,084,999 shares of our common stock. Prior to the transaction with Profile, Profile was not a related party or otherwise affiliated with the Company. We believe that the terms of the above-described transaction with Profile were fair to the Company.

      In July 2001, PUC obtained an exclusive worldwide license relating to an imaging system developed by Rensselaer Polytechnic Institute ("RPI") allowing the monitoring of microwave therapy changes to tissue in real time. We intend to implement this licensed technology in our therapeutic product. The license agreement with RPI required a $50,000 payment as a licensing fee, which was paid in 2004, and royalty payments of 3.0% of net sales if the primary function of the device is tomography or 1.0% of net sales if the primary function of the final system is not tomography. Beginning in 2006, RPI is entitled to receive a minimum annual royalty payment of $20,000 to maintain the license.


Line of Credit

      On January 24, 2003, PUC obtained a $500,000 line of credit from a financial institution. The line of credit was collateralized by PUC's business assets and severally guaranteed by five individuals, including David Koenig, a former director of PUC who is now a Company director. In exchange for the personal guarantees, PUC issued to the guarantors warrants to purchase 214,290 shares of our common stock at $2.33 per share (after the Merger), including 21,429 shares of common stock issuable upon exercise of the warrant issued to the Company director. As described below, the shares of common stock issuable upon exercise of these warrants were adjusted by operation of certain price and anti-dilution protections.

      On August 5, 2003 PUC replaced the $500,000 credit line with a $1,000,000 line of credit from the same financial institution. The line of credit was secured by PUC's business assets and severally guaranteed by nine individuals, including the same five individuals who guaranteed the first line of credit. In exchange for the personal guarantees, PUC issued to the guarantors a warrant to purchase a total of 428,580 shares of our common stock (after the Merger) at $2.33 per share, including 21,429 shares of Common Stock issuable upon exercise of the warrant issued to a Company director. As described below, the number shares of common stock issuable upon exercise of these warrants was adjusted by operation of certain price and anti-dilution protections. Shortly after the merger, the line of credit was paid off.

      In total, warrants to purchase up to 642,870 shares of our common stock after the Merger were issued by PUC in connection with the foregoing line-of-credit guarantees. Each such warrant granted the holder certain price and anti-dilution protections. As a result of these protections and the price per share offered in the Private Placement (and the consideration exchanged in the Merger), the foregoing warrants, after adjustment for such protections, entitle such holders to obtain 1,017,882 shares of our common stock at an exercise price of $1.67 per share. Of these adjusted warrants, Mr. David Koenig has the right to acquire 67,860 shares of our common stock at $1.67 per share. All of the common stock issuable upon exercise of the foregoing warrants is registered for resale pursuant to the Company's SB-2 registration statement.


Loan Transactions

      From October 2001 through May 2002, Clinical Network loaned a total of $123,616 to the Company. The Company accrued interest on this debt at an annual rate of 5%. In 2002, 2003, and 2004 the Company repaid $12,950, $77,419, and
$24,301 to Clinical Network, respectively. As of December 31, 2004, the Company owed $9,030 to Clinical Network in connection with these loans. At the time of the loans, Maurice R. Taylor, II, then the Company's Chief Executive Officer and Chairman, was also a director of Clinical Network.

      In April and May 2002, CS Medical loaned a total of $51,000 to the Company. In June 2002 and June 2004, the Company repaid $25,000 and $26,000 to CS Medical, respectively. In addition, the Company paid interest on this debt in an amount equal to an annual rate of 5%. At the time of the loan, Alexander Nazarenko, a Company director, was also a director of CS Medical.

      In July, 2003, the Company borrowed $60,000 from Maurice R. Taylor II and Alexander Nazarenko. At the time of the loan, Mr. Taylor was the Company's Chief Executive Officer and Chairman, and Mr. Nazarenko was a director of the Company. The loan was made pursuant to an unsecured promissory note. The promissory note bore simple interest at 6.5% per annum. In August and September, 2003 the Company repaid the note and the accrued interest thereon in full.

      On March 31, 2005 the Company borrowed $100,000 pursuant to the issuing of a promissory note to a financial institution. The promissory note was secured by the assets of the business and a guaranty by the Company's Chairman and Chief Executive Officer, Maurice R. Taylor. The promissory note bears interest at an annual rate of 7.0%, and matures on July 2, 2005.

ITEM 13:  EXHIBITS

Exhibit
No.         Description
------      -----------

2.1 Agreement of Merger and Reorganization by and among Global Internet Communications, Inc., GIC Acquisition Co., and ProUroCare Inc. dated April 5, 2004 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 20, 2004).

2.2 Articles of Merger relating to the merger of GIC Acquisition Co., then a wholly owned subsidiary of the registrant with and into ProUroCare Inc., as filed with the Minnesota Secretary of State on April 5, 2004 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed April 20, 2004).

3.1 Articles of Incorporation of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.1 to registration statement on Form SB-2 filed August 3, 2004).

3.2 Amended and Restated Bylaws of ProUroCare Medical Inc. (filed herewith).

4.1 Warrant to purchase common stock of ProUroCare Inc., and assumed by ProUroCare Medical Inc. pursuant to the Agreement of Merger and Reorganization referenced in Exhibit 2.1, issued in favor of Cordova Ventures, Inc. on April 19, 2002 (incorporated by reference to
            Exhibit 4.1 to registration statement on Form SB-2 filed August 3,
            2004).

4.2 Warrant to purchase 300,000 shares of common stock of ProUroCare Medical Inc., issued in favor of BINA Enterprises on April 5, 2004 (incorporated by reference to Exhibit 4.2 to registration statement on Form SB-2 filed August 3, 2004).

4.3 Warrant to purchase 90,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Artann Laboratories, Inc. on July 19, 2004 (incorporated by reference to Exhibit 4.3 to registration statement on Form SB-2 filed August 3, 2004).

4.4 Warrant to purchase 10,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Vladimir Drits on July 19, 2004 (incorporated by reference to Exhibit 4.4 to registration statement on Form SB-2 filed August 3, 2004).

4.5 Form of warrants issued to ProUroCare Inc. guarantors of lines of credit, issued between March 1 and December 22, 2003 (incorporated by reference to Exhibit 4.5 to registration statement on Form SB-2 filed August 3, 2004).

4.6 Warrant to purchase 90,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Artann Laboratories, Inc. effective as of July 19, 2004, in exchange for the warrant referenced as
            Exhibit Item 4.3 (incorporated by reference to Exhibit 4.6 to registration statement on Form SB-2/A filed October 1, 2004).

4.7 Warrant to purchase 10,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Vladimir Drits effective as of July 19, 2004, in exchange for the warrant referenced as Exhibit Item 4.4 (incorporated by reference to Exhibit 4.7 to registration statement on Form SB-2/A filed October 1, 2004).

4.8 Warrant to purchase 180,000 shares of common stock of ProUroCare Medical Inc., in favor of Artann Laboratories, Inc. effective as of December 2, 2004 (incorporated by reference to Exhibit 4.8 to registration statement on Form SB-3/A filed December 17, 2004).

4.9 Warrant to purchase 20,000 shares of common stock of ProUroCare Medical Inc., in favor of Vladimir Drits effective as of December 2, 2004 (incorporated by reference to Exhibit 4.9 to registration statement on Form SB-3/A filed December 17, 2004).

10.1 License Agreement with Profile, L.L.C, dated January 14, 2002, as amended on March 22, 2002 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 20, 2004).

10.2 Research and Development Agreement by and among ProUroCare Medical Inc., Artann Laboratories, Inc. and Armen Sarvazyan, dated July 15, 2004 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB filed August 3, 2004).

10.3 Development Agreement by and among ProUroCare Medical Inc., Artann Laboratories, Inc. and Armen Sarvazyan, dated July 15, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB filed August 3, 2004).

10.4 Letter of Understanding by and between Profile LLC and ProUroCare Inc., dated March 23, 2004 (incorporated by reference to Exhibit
            10.4 to registration statement on Form SB-2 filed August 3, 2004).

10.5 Employment Agreement by and between ProUroCare Medical Inc. and Maurice R. Taylor, II, dated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 9, 2005).

10.6 Employment Agreement by and between ProUroCare Medical Inc. and Michael P. Grossman dated effective March 4, 2005 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 9, 2005).

10.7 ProUroCare Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 to registration statement on Form SB-2 filed August 3, 2004).

10.8 Amendment to ProUroCare Medical Inc. 2002 Stock Option Plan (filed herewith).

10.9 ProUroCare Medical Inc. 2004 Stock Option Plan, as amended (filed herewith).

10.10 Employment Agreement by and between ProUroCare Inc. and Richard B. Thon, dated July 21, 2004 (incorporated by reference to Exhibit 10.9 to registration statement on Form SB-2 filed August 3, 2004).

10.11 License Agreement by and between CS Medical Technologies, LLC and ProUroCare Inc., dated July 6, 2001 (incorporated by reference to
            Exhibit 10.10 to registration statement on Form SB-2/A filed October 1, 2004).

10.12 License Agreement by and between Rensselaer Polytechnic Institute and ProUroCare Inc., dated July 13, 2001 (incorporated by reference to Exhibit 10.11 to registration statement on Form SB-2/A filed October 1, 2004).

10.13 License Agreement by and between Profile, LLC and ProUroCare Inc., dated January 14, 2002 (incorporated by reference to Exhibit 10.12 to registration statement on Form SB-2/A filed October 1, 2004).

10.14 First Amendment to License Agreement by and between Profile, LLC and ProUroCare Inc., dated March 22, 2002 (incorporated by reference to
            Exhibit 10.13 to registration statement on Form SB-2/A filed October 1, 2004).

10.15 Consulting Agreement by and between Dr. Neal Shore and ProUroCare Inc., dated January 1, 2003 (with compensation amendment effective January 1, 2004) (incorporated by reference to Exhibit 10.14 to registration statement on Form SB-2/A filed October 1, 2004).

10.16 Letter of Understanding by and between Profile, LLC and ProUroCare Inc., dated March 23, 2004 (incorporated by reference to Exhibit
            10.15 to registration statement on Form SB-2/A filed October 1,
            2004).

10.17 Minnetronix Agreement and Promissory Note dated October 12, 2004 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB filed November 16, 2004).

14.1        Code of Ethics (filed herewith).

16.1 Letter of Manning Elliott regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed on April 26, 2004).

21.1 List of Subsidiaries of ProUroCare Medical Inc. (incorporated by reference to Exhibit 21.1 to registration statement on Form SB-2 filed August 3, 2004).

23.1        Consent of Virchow, Krause & Company, LLP (filed herewith).

24.1        Power of Attorney (included on signature page hereof).

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2004 were $32,805.

Audit-Related Fees

      The aggregate fees billed by our auditors for professional services rendered in connection with the Form SB-2 filing and SEC comment letters was $11,600 for the fiscal year ended December 31, 2004.

Tax Fees

      Our auditors did not bill any fees for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2004.

All Other Fees

      The aggregate fees billed by our auditors for all other non-audit services, related to the private placement memorandum and the merger with Global Internet Communications, Inc. for the fiscal year ended December 31, 2004 were $3,575. The fees for 2003 are not included as the Company was a private company until April 5, 2004.

Preapproval Policies

      The policy of the Company's audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees paid to Virchow Krause were pre-approved as aforesaid.

      No Services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ProUroCare Medical, Inc.


By:         ______________________________________
            Maurice R. Taylor II
            Chairman and Chief Executive Officer
            Date: March 31, 2005



                                POWER OF ATTORNEY

      Each person whose signature to this annual report appears below hereby constitutes and appoints Maurice R. Taylor and Richard Thon as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this registration statement and any and all instruments or documents filed as part of or in connection with this registration statement or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed as of the 30th day of March, 2005, by the following persons in the capacities indicated.

Name                                        Title
----                                        -----

         /s/ Maurice R. Taylor, II          Chief Executive Officer (Principal
------------------------------------        Executive Officer) and Director
         Maurice R. Taylor, II

         /s/ Richard Thon                   Chief Financial Officer (Principal
------------------------------------        Financial and Accounting Officer)
         Richard Thon

         /s/ Michael P. Grossman            President, Chief Operating Officer
------------------------------------        and Director
         Michael P. Grossman

         /s/ David Koenig                   Director and Secretary
------------------------------------
         David Koenig

         /s/ Alex Nazarenko                 Director
------------------------------------
         Alex Nazarenko