Form 10QSB
period 2005-03-31
ProUroCare Medical Inc.
filed 2005-05-11
CIK 1222244

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2005,

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

                         APPLICABLE TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,988,057 shares of common stock outstanding as of May 4, 2005, par value $.00001 per share.

      Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                             ProUroCare Medical Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 2005

                                Table of Contents

                                                                        Page No.

PART I.      FINANCIAL INFORMATION.........................................[1]

     ITEM 1. FINANCIAL STATEMENTS

             Consolidated balance sheets...................................[1]

             Consolidated statements of operations.........................[2]

             Consolidated statements of cash flows.........................[3]

             Notes to consolidated financial statements....................[4]

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....[8]

     ITEM 3. CONTROLS AND PROCEDURES......................................[15]

PART II.     OTHER INFORMATION............................................[16]

     ITEM 1. LEGAL PROCEEDINGS............................................[16]

     ITEM 6. EXHIBITS.....................................................[16]

SIGNATURES   .............................................................[17]

PART I FINANCIAL IFORMATION

       Item 1.  Financial Statements

                             ProUroCare Medical Inc.
                           A Development Stage Company
                           Consolidated Balance Sheets

                                                        March 31, 2005   December 31, 2004
                                                          (Unaudited)        (Audited)
                                                          -----------       -----------
Assets
Current assets:
      Cash                                                $    88,238       $   301,522
      Deposit                                                 197,173           200,000
      Other current assets                                      7,880            19,336
                                                          -----------       -----------
                      Total current assets                    293,291           520,858
Equipment and furniture, net                                   11,108            12,587
                                                          -----------       -----------
                                                          $   304,399       $   533,445
                                                          ===========       ===========
Liabilities and Shareholders' Deficit

Current liabilities:

      Note payable, bank                                  $   100,000       $        --
      Note payable                                            142,695           202,341
      Accounts payable                                        210,404           112,602
      Accrued expenses                                        219,981           174,025
      Due to Clinical Network, Inc.                             8,943             8,943
                                                          -----------       -----------
                      Total current liabilities               682,023           497,911

Commitments and contingencies (note 4)
  Shareholders' deficit:

      Common stock, $0.01 par. Authorized
          100,000,000 shares; issued and outstanding
          13,988,057 shares on March 31, 2005 and
          December 31, 2004                                       140               140
      Additional paid-in capital                            8,289,170         8,212,283
      Deficit accumulated during the development
          stage                                            (8,666,934)       (8,176,889)
                                                          -----------       -----------
                      Total shareholders' deficit            (377,624)           35,534
                                                          -----------       -----------
                                                          $   304,399       $   533,445
                                                          ===========       ===========


See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                              Period from
                                        Three months ended March 31,        August 17,1999
                                       ------------------------------- (inception)to March 31,
                                           2005              2004                2005
                                       ------------       ------------       ------------
Operating expenses:
    Research and development           $    104,702       $      5,525       $  4,310,778
    General and administrative              383,141            212,592          3,615,420
                                       ------------       ------------       ------------
         Total operating expenses           487,843            218,117          7,926,198
                                       ------------       ------------       ------------
         Operating loss                    (487,843)          (218,117)        (7,926,198)
Interest income                                 445                 --             16,479
Interest expense                             (2,647)          (107,967)          (757,215)
                                       ------------       ------------       ------------
         Net loss                      $   (490,045)      $   (326,084)      $ (8,666,934)
                                       ============       ============       ============

Net loss per common share:
    Basic and diluted                  $      (0.04)      $      (0.03)      $      (1.22)

Weighted average number of shares
  outstanding:
    Basic and diluted                    13,988,057         10,503,003          7,077,598


See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                Period from
                                                                              Three months ended March 31,     August 17,1999
                                                                              ----------------------------- (inception)to March 31,
                                                                                 2005              2004             2005
                                                                              -----------       -----------     -----------
Cash flows from operating activities:
       Net loss                                                               $  (490,045)      $  (326,084)    $(8,666,934)
       Adjustments to reconcile net loss to net cash
             used in operating activities:
                  Depreciation and amortization                                     1,479               708           9,689
                  Stock-based compensation                                         76,887            30,103         590,640
                  Issuance of common stock for services rendered                       --                --         103,166
                  Warrants issued for services                                         --                --         468,636
                  Warrants issued for debt guarantees                                  --                --         320,974
                  Amortization of debt issuance costs                                  --            72,594         216,112
                  License rights expensed as research and development,
                        paid by issuance of common stock to CS Medical
                        Technologies, LLC                                              --                --         475,000
                  License rights expensed as research and development,
                        paid by issuance of common stock to Profile, LLC               --                --       1,713,600
                  Changes in operating assets and liabilities:
                        Deposits                                                    2,827                --        (197,173)
                        Other current assets                                       11,456           (64,423)         (7,880)
                        Accounts payable                                           97,802            99,374         553,604
                        Accrued expenses                                           45,956            41,373         297,206
                                                                              -----------       -----------     -----------
                              Net cash used in operating activities              (253,638)         (146,355)     (4,123,360)
                                                                              -----------       -----------     -----------
Cash flows from investing activities:

       Purchases of equipment and furniture                                            --                --         (20,797)
                                                                              -----------       -----------     -----------
                                   Net cash used in investing activities               --                --         (20,797)
                                                                              -----------       -----------     -----------
Cash flows from financing activities:

       Net advances on line of credit, bank                                            --           140,000              --
       Net advances on note payable, bank                                         100,000                --         100,000
       Net repayments on note payable                                             (59,646)               --        (748,918)
       Payment for recission of common stock                                           --                --        (100,000)
       Net advances from Clinical Network, Inc.                                        --                --           8,943
       Cost of reverse merger                                                          --                --        (162,556)
       Net proceeds from issuance of common stock                                      --                --       5,134,926
                                                                              -----------       -----------     -----------
                              Net cash provided by financing activities            40,354           140,000       4,232,395
                                                                              -----------       -----------     -----------
                              Net increase (decrease) in cash                    (213,284)           (6,355)         88,238
Cash, beginning of the period                                                     301,522             8,968              --
                                                                              -----------       -----------     -----------
Cash, end of the period                                                       $    88,238       $     2,613     $    88,238
                                                                              ===========       ===========     ===========
Supplemental cash flow information:
       Cash paid for interest                                                 $     2,738       $     9,788     $   127,276
       Non-cash investing and financing activities:
             Assumption of liabilities in the Profile, LLC transaction        $        --       $        --     $    25,000
             Warrants issued for debt issuance costs                                   --                --         216,112
             Issuance of note payable for redemption of common stock                   --                --         650,000
             Common stock issued in lieu of cash for
                  accounts payable and accrued interest                                --                --         178,812
             Conversion of accounts payable to note payable                            --                --         241,613

See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                   Notes to Consolidated Financial Statements

                   March 31, 2005 and 2004 and the period from
                  August 17, 1999 (inception) to March 31, 2005
                                   (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

         (a) Description of Business, Development Stage Activities, and Basis of Presentation

         ProUroCare Medical Inc. ("ProUroCare" or the "Company", which terms include reference to ProUroCare Inc., the Company's wholly owned subsidiary) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions. The Company's developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

         The Company had no activities from its incorporation in August 1999 until July 2001, when the Company issued 3,000,000 shares of common stock to Clinical Network, Inc. (CNI) and Clinical Network LLC (CN LLC), a related party to CNI. Also in July 2001 the Company acquired a license to certain microwave technology by issuing 3,000,000 shares of common stock to CS Medical Technologies, LLC (CSM). In January 2002, the Company acquired a license to certain imaging technology by issuing 3,999,999 shares to Profile LLC (Profile).

         Pursuant to a merger agreement effective April 5, 2004 by and among ProUroCare, Global Internet Communications, Inc. ("Global"), and GIC Acquisition Corp., a wholly owned subsidiary of Global, GIC Acquisition Co. merged with and into ProUroCare, which remained as the surviving company and a wholly owned operating subsidiary of Global (the "Merger"). The Merger was effective as of April 5, 2004. On April 26, 2004, Global changed its name to ProUroCare Medical Inc.

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

         (b) Restatement of Share Data

         At the effective time of the Merger, the legal existence of GIC Acquisition Co. ceased, and all 3,501,001 shares of common stock of ProUroCare Inc. that were outstanding immediately prior to the Merger and held by ProUroCare Inc. shareholders were cancelled, with one share of ProUroCare common stock issued to Global. Simultaneously, the non-dissenting former shareholders of 3,201,001 shares of ProUroCare Inc. common stock received an aggregate of 9,603,003 shares of common stock of Global.

         All share data has been restated to give effect to the retroactive application of the Merger under which each ProUroCare Inc. share was converted into three shares of Global.

         (c) Interim Financial Information.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.), and notes thereto, for the fiscal year ended December 31, 2004, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

         The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

         (d) Accounting Estimates

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

         (e) Net Loss Per Common Share

         Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three months ended March 31, 2005 and 2004 and the period from August 17, 1999 (inception) to March 31, 2005.

         (f) Comparative Figures

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

         In determining the compensation cost of the options granted during the three months ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of used in these calculations are summarized as follows:

                                                         For the three months ended March 31,
                                                   -------------------------------------------------
                                                                 2005                     2004
                                                                 ----                     ----
         Risk-free Interest Rate                                 3.76%                    4.16%
         Expected Life of Options Granted                 5.8 years(1)              10 years(2)
         Expected Volatility                                     78.6%                       0%
         Expected Dividend Yield                                     0                        0

      1 Calculated as the average of the vesting periods and the contractual term of the options.

      2  The contractual term of the options.

         (h) Recently Issued Accounting Pronouncements

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

Note 2.  Shareholders' Equity

         On January 3, 2005, the Company issued 150,000 stock options to Richard
C. Carlson, the Company's Vice President of Marketing and Sales. The options vest ratably over a three year period, have a 10 year life, and an exercise price of $2.35 per share. The options were valued using the Black Scholes pricing model (see Note 1) and are being expensed over the vesting period as general and administrative expense.

Note 3.  Note Payable - Bank

         On March 31, 2005 the Company borrowed $100,000 pursuant to the issuance of a promissory note to a financial institution. The promissory note is collateralized by substantially all assets of the Company and a guaranty by the Company's Chairman and Chief Executive Officer, Maurice R. Taylor. The promissory note bears interest at an annual rate of 7.0%, and matures on July 2, 2005.

Note 4.  Legal Proceeding

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

         The Company asked the court for summary judgment, but the motion was not granted. The Company attempted to reach a mediated settlement of the case, but the parties failed to reach an acceptable settlement. The court has set a window for a trial date in early June, 2005.

Note 5.  Employment Agreements

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

Note 6.  Subsequent Events

         On April 11, 2005 the Company entered into a placement agency agreement in connection with its efforts to raise additional capital. Under the terms of this agreement, the Company paid $5,000 to the placement agent, and committed to deliver 100,000 shares of its Common Stock to the placement agent as payment for the agents' due diligence efforts.

         On April 18, 2005, the Company applied a portion of amounts on deposit with one of its research and development contractors, Minnetronix Inc. to pay the balance (approximately $122,000) of an unsecured promissory note that had been issued to Minnetronix in October 2004 and certain open invoices from Minnetronix. The remaining balance of the deposit totals approximately $36,000, which will be held as a security deposit by Minnetronix against their future contracted work.

         Item 2. Management's Discussion and Analysis or Plan of Operation

         The accompanying Plan of Operation should be read in conjunction with ProUroCare's audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004 filed in our annual report on Form 10-KSB on March 31, 2005.


Plan of Operation

         Assets; Property Acquisitions and Dispositions.

         Our primary assets are cash and intellectual-property rights, which are the foundation for our proposed product offerings. We do not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither do we anticipate any significant changes in the number of our employees (except as noted below). In connection with and as a condition to the closing of the Merger, we engaged in a private placement under which we issued and sold an aggregate of 2,205,000 shares of common stock at $2.00 per share pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act (the "Private Placement"). The initial closing of the Private Placement occurred on April 5, 2004 (the same day as the closing of the Merger). We raised an aggregate of $4.2 million in the Private Placement, after payment of all associated legal, accounting and other offering and Merger expenses.

         Initial Product Offerings.

         Our first product will be the ProUroScan, which is being designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination for disease screening and diagnosis. Based on pre-clinical data obtained from testing on both models and actual patients in clinical settings, we believe the ProUroScan's proprietary imaging system will produce a digital image of the prostate showing the size of the prostate and the location of soft-tissue hardness or nodules within the prostate. We believe that the ProUroScan will enable a physician to detect hardness in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results.

         We have been working closely with our development partners, Artann Laboratories and Minnetronix, who are both experienced and knowledgeable in the development of medical devices. In late November 2004, we took delivery of two working, pre-clinical ProUroScan systems from Artann Laboratories. Based on our development partners' judgment of the current status of the development projects and the estimated amount of work remaining to be done, we anticipate that these prototypes can be refined and made ready for clinical trials during 2005. We met with the FDA in late 2002, and provided them with an overview of the ProUroScan and our initial thoughts on the clinical protocol to be employed. Based on their informal guidance provided during the meeting, we have developed a preliminary plan for our clinical trials. We recently retained the firm of Hogan and Hartson, LLP of Washington D.C. as our new regulatory consultants. While Hogan and Hartson, LLP are currently in the process of reviewing and refining our regulatory strategy, it is our intent to complete the required clinical trials and file a 510(k) application with the FDA for approval of the ProUroScan in late 2005. Assuming that the results of clinical trials pose no unanticipated problems, we expect, based on advice from our regulatory consultant, to have our 510(k) application approved within 90-180 days after its filing. Upon approval, we intend to immediately file a second 510(k) application to incorporate certain improvements and make certain enhanced claims.

         We have also licensed rights to technology that offers significant enhancements to existing microwave thermal therapy for treatment of benign prostate hyperplasia ("BPH"). We intend to use this technology to develop a means for urologists to observe and direct the application of heat to diseased portions of the prostate during thermal therapy procedures.

         Current Operations and Expenses.

         We currently employ only our three executive officers and a Vice President of Marketing and Sales, and conduct our research and development, market research, regulatory function, and all other business operations through the use of a variety of consultants and medical-device development contractors. Management believes that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees, and affords us flexibility in directing our resources toward specific and changing goals during our development stage. As we prepare for the market launch of our ProUroScan product, we do expect to add two to three additional employees within the next 12 months.

         We incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, financial printing, press releases, and transfer agent fees. Our facilities consist of a month-to-month rental of approximately 2,200 square feet in an office that we share with another, unrelated company. Other expenses incurred include travel, insurance, telephone, supplies, and other miscellaneous expenses.

         Three Months Ended March 31, 2005 vs. 2004.

         For the three months ended March 31, 2005, we recorded general and administrative (G&A) costs of approximately $383,000 compared with G&A costs of approximately $213,000 for the quarter ended March 31, 2004. Significant components of G&A during these periods were as follows:

      o Employee compensation costs (salary, payroll taxes, and benefits) for the three months ended March 31, 2005 were approximately $190,000, compared to $88,000 in the prior year period. The increased compensation expense resulted from the hiring of our President and COO in February, 2004, the hiring of our CFO in July of 2004, and the hiring of our Vice-President of Marketing in January, 2005.

      o We recorded stock-based compensation expenses of approximately $77,000 for the three months ended March 31, 2005, compared to approximately $30,000 for the comparable 2004 periods. The increases are attributable to option issuances to our newly hired President and Chief Operating Officer, Chief Financial Officer, and Vice-President of Marketing.

      o We have a limited number of employees, and utilize consultants in various fields to achieve our goals during our development phase. Expenses for various consultants specializing in market analysis, reimbursement and medical advising totaled approximately $7,000 in the three months ended March 31, 2005. There were no such expenses in the comparable 2004 period. Our President and Chief Operating Officer provided his services on a part-time consulting basis through January, 2004, and our Chief Financial Officer provided his services on a part-time consulting basis through July 21, 2004. Consulting fees related to these services were $26,000 for the three months ended March 31, 2004.

      o Corporate legal expenses increased from approximately $25,000 to $49,000, primarily due to the costs of legal proceedings concerning the separation of employment of a former officer.

      o New expenses in connection with being a public company of approximately $26,000 were recorded during the three months ended March 31, 2005, following the Merger that occurred in April, 2004.

         For the three months ended March 31, 2005, we recorded research and development (R&D) expense of approximately $105,000 compared to approximately $6,000 during the three months ended March 31, 2004. Significant components of R&D were as follows:

      o Contracted development costs were approximately $45,000 in the three months ended March 31, 2005. We also expensed purchases of certain components for our systems under development totaling approximately $35,000. The increased development activity comes as a result of funding following the Merger and Private Placement.

      o In 2004, we engaged consultants in product development, regulatory activities, and engineering. Expenses related to these consulting activities were approximately $23,000 for the three months ended March 31, 2005, compared to approximately $5,000 during the three months ended March 31, 2004.

         Interest expense decreased from approximately $108,000 during three months ended March 31, 2004 to approximately $3,000 during three months ended March 31, 2005. Interest expense during the three month period ended March 31, 2004 was primarily related to a $1,000,000 bank line of credit that was outstanding during the period and the amortization of associated loan guarantee fees, and to finance charges on certain outstanding vendor invoices. These expenses were eliminated following the repayment of debts subsequent to the Merger and Private Placement in April, 2004. Interest expense during the three month period ended March 31, 2005 was primarily related to an unsecured promissory note due to one of our development partners.

         During the next 12 months, we expect to complete the development of clinical ProUroScan systems, conduct clinical trials, and file a 510(k) submission with the FDA; fund development work on our therapeutic products; and prepare for initial market launch. During this time we anticipate that we will spend approximately $2.3 million in marketing and administrative expenses. Of these, we expect that approximately $1.4 million will be for compensation, benefits, and payroll taxes.

         Research and Development.

         We anticipate that we will spend a total of approximately $1.2 and $1.4 million on research and product development of the ProUroScan system over the next 12 months. Of this amount, approximately $700,000-$750,000 will be spent on manufacturing, engineering, validation and documentation efforts with a contracted medical-products development company. Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $300,000-$350,000. Other costs, estimated to be in the range of $200,000-$300,000, are expected to include market research, regulatory costs and project management.

         We expect that research and development efforts for our thermal therapy products will be funded primarily through a joint development and marketing arrangement with a thermal therapy company. We expect that we will spend between $200,000 and $250,000 over the next twelve months in this joint development effort. To date, we have had discussions with several such thermotherapy system companies, but no agreement has yet been reached.

         Liquidity and Capital Resources

         We had working capital (deficit) of $(388,732) and $22,947 at March 31, 2005 and December 31, 2004, respectively. Cash used in operations was $253,658 and $146,355 for the three months ended March 31, 2005 and 2004, respectively, and $4,123,360 for the period from August 17, 1999 (date of inception) to March 31, 2005.

         The primary use of cash in the three months ended March 31, 2005 was to fund our net loss and to repay approximately $60,000 pursuant to an unsecured promissory note with a vendor. The primary use of cash in the period from August 17, 1999 (inception) through March 31, 2005, in addition to funding our net loss, was to pay $750,000 to Profile, LLC for the rescission of their common stock, including $650,000 (plus accrued interest) in relation to a note payable, arising from their exercise of dissenter's rights at the time of the Merger. Cash was also used to fund the approximate $163,000 cost of the Merger, to repay approximately $99,000 pursuant to an unsecured promissory note with a vendor, and to acquire approximately $21,000 of office furniture and computer equipment.

         Common stock and warrants have also been used to fund a portion of our operating loss in these periods. Common stock was issued to pay for approximately $193,000 of consulting services and approximately $89,000 of interest for the period from August 17, 1999 (date of inception) to March 31, 2005. Warrants were used to pay for approximately $469,000 of contracted development costs for the period from August 17, 1999 (date of inception) to March 31, 2005.

         Pursuant to terms of the Research and Development Agreement with Artann Laboratories, Inc. and Armen Sarvazyan executed in July, 2004, we are required to pay $250,000 for development services to be rendered through July of 2007, based on achievement of certain performance milestones. An additional 10% bonus will also be required for completion of certain technology ahead of pre-established milestone dates. As of March 31, 2005, we had paid $150,000 to Artann Laboratories under the Research and Development Agreement.

         On October 12, 2004, we reached an agreement with one of our ProUroScan research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work. Under this agreement, we paid $80,538 of our outstanding balance due to Minnetronix, and issued an unsecured promissory note for the remaining balance of $241,613. The promissory note was payable in 12 monthly installments beginning November 1, 2004 or within 30 days of closing on a financing of at least $2 million, whichever is earlier, and bears interest at a 6% annual rate. At the same time, we settled $133,323 of accrued finance charges with a $44,441 cash payment and by issuing 44,441 shares of ProUroCare common stock. These liabilities had been recorded on the Company's books as of March 31, 2005. In addition, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed upon project expenses. On April 18, 2005, we applied a portion of the amount on deposit to pay off the balance of the unsecured promissory note and certain open invoices from Minnetronix. The remaining balance of the deposit totals approximately $36,000, which will be held as a security deposit by Minnetronix against their future contracted work.

         As of March 31, 2005, we had depleted our cash. On March 31, 2005 we borrowed $100,000 pursuant to the issuing of a promissory note to a financial institution. The promissory note is collateralized by substantially all assets of the Company and a guaranty by our Chairman and Chief Executive Officer, Maurice R. Taylor. In addition, we are working with our suppliers to delay payments due to them, and have deferred certain salaries until funding is obtained. We believe that these actions will allow us to continue operations through the month of May 2005.

         We plan to engage in additional financings to raise the capital required to complete the development and regulatory approval of our products. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products. If we are forced to slow our development programs, or put them on hold, it could delay our market entry. Ultimately, if no additional financing is obtained, we may be forced to cease operations.

Employees

         We currently have no employees other than our executive management team, consisting of four full-time personnel. We anticipate hiring a limited number of additional employees in the next 12 months to manage the development of our products, prepare FDA and regulatory filings, develop marketing plans, and perform administrative duties. Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective. We currently have engaged four consultants who perform these functions. To date, we have conducted our research and development activities related to our acquired technologies and proposed products on a contract basis with Minnetronix, Inc., Resistance Technology, Inc., and Artann Laboratories Inc.. The work conducted by these contractors has been supervised by a combination of our executive management and consultants.

Risk Factors Associated with Our Business

There are many significant risks associated with our business. We direct the reader to our discussion of the risk factors disclosed in our annual report filed on Form 10-KSB on March 31, 2005. Such risk factors include:

      o As a development-stage company, we have no operating history and our business plan has not been tested. We anticipate incurring future losses.

      o  Our products have not been, and may never be, fully developed.

      o  Even if finally developed, our products may not be commercially viable.

      o Even if successfully developed, our products may not be accepted by the marketplace.

      o We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

      o Our reliance on third-party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products, and may restrict future product development.

      o We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which failure would materially and adversely affect our business.

      o We will need additional financing in the future and any such financing will likely be dilutive to our existing shareholders.

      o We materially rely on consultants and contractors, some of whom have been partially or wholly paid through issuances of common stock dilutive to our shareholders.

      o The resale of shares covered by our recent SB-2 registration statement has adversely affected, and could continue to adversely affect, the market price of our common stock in the public market, and thus could cause additional dilution when we raise additional equity capital.

      o The commercialization of our products may be significantly delayed by governmental regulation.

      o We are highly dependent on the services provided by certain key personnel.

      o Our officers and directors possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

      o We license from third parties, and do not own or control, certain intellectual property critical to our products.

      o If we lose our right to license from third parties certain critical intellectual properties, our entire business would be in jeopardy.

      o The protections for the intellectual property we own and license from other parties may be successfully challenged by third parties.

      o Rapid technological change in our competitive marketplace may render our proposed products obsolete or diminish our ability to compete.

      o We may not be able to compete against companies with greater resources than us.

      o Our failure to receive third-party reimbursement will likely result in diminished marketability of our products.

      o  Our common stock is illiquid and may be difficult to sell.

      o There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock.

      o Because it is a "penny stock," you may have difficulty selling shares of our common stock.

      o Our ability to use operating loss carryforwards from ProUroCare Inc. may be limited by future changes in equity ownership.

      o Our business and products subject us to the risk of product-liability claims.

      o We have never paid dividends, and do not expect to pay dividends in the foreseeable future.

Going Concern

         We have incurred operating losses, accumulated deficit, and negative cash flow from operations since its inception. As of March 31, 2005, we had an accumulated deficit of approximately $8,667,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Estimates

         Our critical accounting policies are those (i) having the most impact on the reporting of its financial condition and results, and (ii) requiring significant judgments and estimates. Due to the nature of our current operations, we do not believe we have any critical policies or procedures.

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

         Item 3. Controls and Procedures

         We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission; and there has been no significant change in such internal controls or other factors which could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since our most recent evaluation. Nevertheless, due to our limited number of employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. We periodically assess the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions due to the start-up nature of our current operations.

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         On April 2, 2004, the former President and Chief Operating Officer of ProUroCare Inc., filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. The former President and Chief Operating Officer was a party to an employment agreement with ProUroCare Inc. dated January 1, 2002, and alleges that we failed to make payments owed to him under the employment agreement in October 2003. He claims that this action resulted in a termination without cause and that he is entitled to severance payments under the contract. We have recorded a reserve provision of $75,000 as a contingent liability in connection with this lawsuit.

         The complainant seeks approximately $229,000 in monetary damages, injunctive relief to compel us to place such funds into an escrow account, fines under Minnesota law (in an unspecified amount), plus payment of litigation costs and attorneys' fees. The court did not grant the injunctive relief. We dispute these claims and believe they are without merit.

         We asked the court for summary judgment, but the motion was not granted. We also attempted to reach a mediated settlement of the case, but the parties failed to reach an acceptable settlement. The court has set a window for a trial date in early June 2005.

         Item 6. Exhibits

(a)   Exhibits

         10.1 Promissory Note in the amount of $100,000 issued by ProUroCare Inc. in favor of Venture Bank, dated March 31, 2005 (incorporated by reference to Exhibit 10.18 to registration statement on Form SB-2 filed April 4, 2005).

         10.2 Commercial Security Agreement between Venture Bank and ProUroCare Inc., dated March 31, 2005 (incorporated by reference to Exhibit 10.19 to registration statement on Form SB-2 filed April 4, 2005).

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

                                  ProUroCare Medical Inc.

Date:  May 11, 2005               By:  /s/ Maurice R. Taylor II
                                       ---------------------------
                                  Name:  Maurice R. Taylor II
                                  Title:  Chairman and Chief Executive Officer


Date:  May 11, 2005               By:  /s/ Richard Thon
                                       -------------------
                                  Name:  Richard Thon
                                  Title:  Chief Financial Officer