Form 10QSB
period 2005-06-30
ProUroCare Medical Inc.
filed 2005-08-22
CIK 1222244

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005,

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

                         APPLICABLE TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,103,847 shares of common stock outstanding as of August 15, 2005, par value $.00001 per share.

      Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                             ProUroCare Medical Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2005

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

               Consolidated balance sheets...................................[1]

               Consolidated statements of operations.........................[2]

               Consolidated statements of cash flows.........................[3]

               Notes to consolidated financial statements....................[4]

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...[10]

     ITEM 3.   CONTROLS AND PROCEDURES......................................[16]

PART II.       OTHER INFORMATION............................................[17]

     ITEM 1.   LEGAL PROCEEDINGS............................................[17]

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..[17]

     ITEM 6.   EXHIBITS.....................................................[18]

SIGNATURES .................................................................[18]

PART I FINANCIAL IFORMATION

      Item 1. Financial Statements

                             ProUroCare Medical Inc.
                           A Development Stage Company
                           Consolidated Balance Sheets

                                                          June 30,      December 31,
                                                            2005           2004
Assets                                                   (Unaudited)     (Audited)
                                                         -----------    -----------
Current assets:
     Cash                                                $    16,830    $   301,522
     Deposit                                                  10,902        200,000
     Other current assets                                     42,248         19,336
                                                         -----------    -----------
                  Total current assets                        69,980        520,858
Equipment and furniture, net                                   9,721         12,587
Deferred offering expenses                                    59,696             --
                                                         -----------    -----------
                                                         $   139,397    $   533,445
                                                         ===========    ===========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Note payable, bank                                  $   100,000    $        --
     Notes payable                                            19,790        202,341
     Accounts payable                                        223,207        112,602
     Accrued expenses                                        456,118        174,025
     Due to Clinical Network, Inc.                             8,943          8,943
                                                         -----------    -----------
                Total current liabilities                    808,058        497,911

Shareholders' equity (deficit:)
      Common stock, $0.00001 par value: Authorized
          100,000,000 shares; issued and outstanding
          14,103,847 and 13,988,057 shares on June 30,
          2005 and December 31, 2004, respectively               141            140
Additional paid-in capital                                 8,463,378      8,212,283
Deficit accumulated during the development stage
                                                          (9,132,180)    (8,176,889)
                                                         -----------    -----------
Total shareholders' equity (deficit)                        (668,661)        35,534
                                                         -----------    -----------
                                                         $   139,397    $   533,445
                                                         ===========    ===========

See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                     August 17, 1999
                                                 Three months ended June 30,          Six months ended June 30,      (inception) to
                                               ------------------------------      ------------------------------        June 30,
                                                   2005              2004              2005              2004              2005
                                               ------------      ------------      ------------      ------------      ------------
Operating expenses:
       Research and development                $     23,007      $     22,230      $    127,709      $     27,755      $  4,333,785
       General and administrative                   438,551           255,748           821,692           468,340         4,053,971
                                               ------------      ------------      ------------      ------------      ------------
          Total operating expenses                  461,558           277,978           949,401           496,095         8,387,756
                                               ------------      ------------      ------------      ------------      ------------
          Operating loss                           (461,558)         (277,978)         (949,401)         (496,095)       (8,387,756)
Interest income                                          --             7,419               445             7,419            16,479
Interest expense                                     (3,688)         (348,426)           (6,335)         (456,393)         (760,903)
                                               ------------      ------------      ------------      ------------      ------------
          Net loss                             $   (465,246)     $   (618,985)     $   (955,291)     $   (945,069)     $ (9,132,180)
                                               ============      ============      ============      ============      ============
Net loss per common share:
          Basic and diluted                    $      (0.03)     $      (0.05)     $      (0.07)     $      (0.08)     $      (1.24)
Weighted average number of shares
   outstanding:
          Basic and diluted                      14,025,275        13,559,119        14,006,769        12,031,061         7,372,485

See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 Period from
                                                                                                                  August 17,
                                                                                                                     1999
                                                                                Six months       Six months      (inception)
                                                                                   ended            ended            to
                                                                                 June 30,         June 30,        June 30,
                                                                                    2005            2004            2005
                                                                                -----------     -----------     -----------
Cash flows from operating activities:
   Net loss                                                                     $  (955,291)    $  (945,069)    $(9,132,180)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                                  2,866           1,416          11,076
       Stock-based compensation                                                     150,095          75,945         663,848
       Issuance of common stock for services rendered                                    --              --         103,166
       Warrant issued for debt guarantees                                                --              --         468,636
       Warrants issued for services                                                      --         320,974         320,974
       Amortization of debt issuance costs                                               --          72,594         216,112
       License rights expensed as research and development,
           paid by issuance of common stock to CS Medical
           Technologies, LLC                                                             --              --         475,000
       License rights expensed as research and development,
           paid by issuance of common stock to Profile, LLC                              --              --       1,713,600
       Changes in operating assets and liabilities:
           Deposits                                                                      --              --        (200,000)
           Other current assets                                                       8,213         (33,062)        (11,123)
           Accounts payable                                                         155,931        (235,226)        611,733
           Accrued expenses                                                         283,169         (99,759)        534,419
           License obligation                                                            --         (25,000)             --
                                                                                -----------     -----------     -----------
                  Net cash used in operating activities                            (355,017)       (867,187)     (4,224,739)
                                                                                -----------     -----------     -----------
Cash flows from investing activities:
   Purchases of equipment and furniture                                                  --              --         (20,797)
                                                                                -----------     -----------     -----------
                  Net cash used in investing activities                                  --              --         (20,797)
                                                                                -----------     -----------     -----------
Cash flows from financing activities:
   Net advances from (payments to) line of credit, bank                             100,000        (860,000)        100,000
   Payment for recession of common stock                                                 --        (100,000)       (100,000)
   Payment advances from (payments to) notes payable                                (70,980)             --        (760,252)
   Payments for deferred offering expenses                                           (8,695)             --          (8,695)
   Net advances from (payments to) Clinical Network, Inc.                                --         (24,301)          8,943
   Net advances from (payments to) CS Medical Technologies, LLC                          --         (26,000)             --
   Cost of reverse merger                                                                --        (143,933)       (162,556)
   Net proceeds from issuance of common stock                                        50,000       4,085,500       5,184,926
                                                                                -----------     -----------     -----------
                  Net cash provided by financing activities                          70,325       2,931,266       4,262,366
                                                                                -----------     -----------     -----------
                  Net increase (decrease) in cash                                  (284,692)      2,064,079          16,830
Cash, beginning of the period                                                       301,522           8,968              --
                                                                                -----------     -----------     -----------
Cash, end of the period                                                         $    16,830     $ 2,073,047     $    16,830
                                                                                ===========     ===========     ===========
Supplemental cash flow information:
   Cash paid for interest                                                       $     6,202     $    24,796     $   133,478
   Non-cash investing and financing activities:
       Assumption of liabilities in the Profile, LLC transaction                $        --     $        --     $    25,000
       Warrants issued for debt issuance costs                                  $        --     $        --     $   216,112
       Issuance of note payable for redemption of common stock                  $        --     $   650,000     $   650,000
       Common stock issued in lieu of cash for accounts payable                 $        --     $    77,225     $   178,812
       Conversion of accounts payable to note payable                           $        --     $        --     $   241,613
       Common stock issued for deferred offering expenses                       $    51,001     $        --     $    51,001
       Deposits applied to note payable and accrued interest                    $   143,772     $        --     $   143,772
       Deposits applied to accounts payable                                     $    45,326     $        --     $    45,326
       Other current assets financed by note payable                            $    31,125     $        --     $    31,125

See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                   Notes to Consolidated Financial Statements

                   June 30, 2005 and 2004 and the period from
                  August 17, 1999 (inception) to June 30, 2005

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

      The Company had no activities from its incorporation in August 1999 until July 2001, when the Company issued 3,000,000 shares of common stock to Clinical Network, Inc. (CNI) and Clinical Network LLC (CN LLC), a related party to CNI. Also in July 2001, the Company acquired a license to certain microwave technology by issuing 3,000,000 shares of common stock to CS Medical Technologies, LLC (CSM). In January 2002, the Company acquired a license to certain imaging technology by issuing 3,999,999 shares to Profile LLC (Profile).

      Pursuant to a merger agreement effective April 5, 2004 by and among ProUroCare, Global Internet Communications, Inc. ("Global"), and GIC Acquisition Corp., a wholly owned subsidiary of Global, GIC Acquisition Corp. merged with and into ProUroCare, which remained as the surviving company and a wholly owned operating subsidiary of Global (the "Merger"). On April 26, 2004, Global changed its name to ProUroCare Medical Inc.

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

      (b)   Restatement of Share Data

      At the effective time of the Merger, the legal existence of GIC Acquisition Corp. ceased, and all 3,501,001 shares of common stock of ProUroCare Inc. that were outstanding immediately prior to the Merger and held by ProUroCare Inc. shareholders were cancelled, with one share of ProUroCare common stock issued to Global. Simultaneously, the non-dissenting shareholders of ProUroCare Inc. received an aggregate of 9,603,003 shares of common stock of Global in exchange for their aggregate of 3,201,001 shares of ProUroCare Inc.

      All share data has been restated to give effect to the retroactive application merger under which each ProUroCare Inc. share was converted into three shares of Global.

      (c)   Interim Financial Information.

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.), and notes thereto, for the fiscal year ended December 31, 2004, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

      (e)   Net Loss Per Common Share

      Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and six month periods ended June 30, 2005 and 2004 and the period from August 17, 1999 (inception) to June 30, 2005.

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

      No options were granted during the three months ended June 30, 2005 and 2004. In determining the compensation cost of the options granted during the six months ended June 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                              For the six months ended
                                                       June 30,
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

      (1) Calculated as the average of the vesting periods and the contractual term of the options.

      (2)   The contractual term of the options.

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

      In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Note 2. Shareholders' Equity

      On January 3, 2005, the Company issued 150,000 stock options to Richard C. Carlson, the Company's Vice President of Marketing and Sales. The options vest ratably over a three-year period, have a 10-year life, and an exercise price of $2.35 per share. The options were valued using the Black Scholes pricing model (see Note 1) and are being expensed over the vesting period as general and administrative expense.

Note 3. Note Payable - Bank

      On March 31, 2005 the Company borrowed $100,000 from a financial institution pursuant to the issuing of a promissory note secured by substantially all assets of the Company and a guaranty by the Company's Chairman and Chief Executive Officer, Maurice R. Taylor. The promissory note bears interest at an annual rate of 7.0%, and matures on October 2, 2005.

      On April 19, 2005 the Company borrowed $31,125 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement calls for eight monthly installment payments of $4,098 beginning May 1, 2005, with an imputed annual interest rate of 14%. The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.

Note 4. Legal Proceeding

      On April 2, 2004, the former President and Chief Operating Officer of ProUroCare Inc., filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. The former President and Chief Operating Officer was a party to an employment agreement with ProUroCare Inc. dated January 1, 2002, and alleged that the Company failed to make payments owed to him under the employment agreement in October 2003. He claimed that this action resulted in a termination without cause and that he was entitled to severance payments under the contract. The Company disputed this claim.

      The parties agreed to settle the dispute. The Company has recorded a reserve of $161,929 for the settlement and anticipated payroll taxes thereon (see Note 8).

Note 5. Employment Agreements

      On March 3, 2005, ProUroCare Medical Inc.'s Board of Directors realigned the duties of our Chairman, Maurice R. Taylor, and our President and Chief Executive Officer, Michael P. Grossman. As a result, the Board named Mr. Taylor as its new Chief Executive Officer, and named Mr. Grossman as Chief Operating Officer. Mr. Taylor retains the title of Chairman and Mr. Grossman retains the title of President. In recognition of these changes, the Company entered into new employment agreements with Mr. Taylor and Mr. Grossman.

      Each of these agreements provides for a minimum annual salary, potential cash incentive payments, and options to purchase shares of common stock that vest over time. These agreements also provide that, upon termination without cause (or a change of employment that the employee elects to treat as a termination of employment), the employee will receive as severance six months of base salary plus four months of base salary for each year of prior service to the Company (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years. Additionally, all unvested stock options then held by the employee will immediately vest and be exercisable one-year from the date of termination. Mr. Taylor's and Mr. Grossman's agreements have terms that continue until December 31, 2006 and January 31, 2007, respectively.

      Under each of the above-referenced employment agreements, in the event of a change in control resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occur within two years of a change in control), the Company shall compensate the executive as if he were terminated without cause, as described above.

Note 6. Private Placement

      On April 11, 2005, the Company entered into a Placement Agency Agreement with a placement agent. Under the terms of the agreement, the placement agent was granted the exclusive right to identify prospective purchasers of the Company's debt or equity securities, on a best efforts basis, with no stated minimum or maximum amount to be raised. Pursuant to the agreement, the Company paid $5,000 and on May 13, 2005 issued 50,000 shares of the Company's common stock to the placement agent, and committed to deliver to the placement agent 50,000 additional shares. Either party may terminate the agreement with 10 days notice to the other party. The 50,000 shares were valued at $51,001 using the stock price on the date of grant. The value for these shares is included in deferred financing costs at June 30, 2005.

Note 7. Common Stock

      On June 15, 2005 the Company sold 65,790 shares of its common stock to an investor. Net proceeds received from this investment were $50,000.

Note 8. Subsequent Events

      On July 27, 2005 ProUroCare Medical Inc. (the "Company") entered into a Memorandum of Understanding agreement (the "MOU") with Urologix, Inc. ("Urologix") pursuant to which the parties will co-develop new products utilizing ProUroCare's electrical impedance tomography ("EIT") technology. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix' existing thermal therapy systems. The modules will include a low-frequency power supply, electrodes, a rectal probe, monitor and software containing the proprietary algorithms. It is intended that thermal therapy systems upgraded with the modules will enable urologists to observe the real-time migration of heat through the prostate during treatment and adjust the amount of energy applied in order to protect the urethral tissue and adjacent organs. The upgraded systems will continue to utilize transurethral microwave catheters to generate the heat necessary to cause necrosis.

      The parties expect the project to require several phases of research, testing and development, the first three phases of which are projected to cost approximately $550,000. ProUroCare and Urologix have agreed to equally share in the development costs of these phases. The MOU will continue in effect for a five-year period following the date on which the Federal Drug Administration first approves a Urologix EIT urology product for sale in the United States. If the development of the modules is successful, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement with the Company.

      In connection with the co-development project, on July 27, 2005, the Company granted to Urologix a sublicense ("Urologix Sublicense") of EIT technology originally licensed to ProUroCare by Rensselaer Polytechnic Institute ("RPI") pursuant to that certain License Agreement dated July 13, 2001 by and between the Company and RPI (the "RPI License"), a copy of which was filed as
Exhibit 10.11 to our registration statement on Form SB-2/A filed with the Securities ad Exchange Commission on October 1, 2004. Under the terms of the sublicense, Urologix will have the right to exploit the licensed products under and on the same terms as the Company has under the RPI License, as amended, including without limitation, restrictions as to field of use, exclusivity, term and other conditions of the MOU.

      Simultaneously, ProUroCare and RPI entered into Amendment No. 1 to the RPI License. Under the terms of Amendment No. 1, (i) ProUroCare received the right to sublicense the technology, (ii) a milestone requiring the initiation of an FDA approval process on an EIT device was extended to July 13, 2008, (iii) certain termination provisions were extended to July 13, 2009, and (iv) royalties due to RPI under the Urologix Sublicense were defined as 3% of the Company's net sales of rectal sheaths and abdominal belts to Urologix, plus 1% of Urologix' sales of standalone EIT modules providing such sales are made above Urologix' cost to manufacture.

      On August 1, 2005, ProUroCare Inc. and the Company agreed to settle a lawsuit filed on April 2, 2004 by the former President and Chief Operating Officer of ProUroCare Inc. relating to his separation of employment with ProUroCare Inc. Under the terms of this agreement, the Company did not admit any wrong-doing, but agreed to pay a total of $160,000 in complete settlement of all differences (see Note 4).

      Item 2. Management's Discussion and Analysis or Plan of Operation

      The accompanying Plan of Operation should be read in conjunction with ProUroCare's audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004 filed in our annual report on Form 10-KSB on March 31, 2005, and our unaudited financial statements and notes thereto for the period ended March 31, 2005 filed in our quarterly report on Form 10-QSB on May 11, 2005.

      Initial Product Offerings.

      ProUroCare Medical Inc. ("ProUroCare", "the Company", "we", "us" or "our", which terms include reference to ProUroCare Inc., ProUroCare Medical Inc.'s wholly owned subsidiary) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions. Our developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

      Our first product will be the ProUroScan, which is being designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination for disease screening and diagnosis. Based on preliminary testing on both models and actual patients in clinical settings, we believe the ProUroScan's proprietary imaging system will produce a digital image of the prostate showing the size of the prostate and the location of tissue abnormalities within the prostate. We believe that the ProUroScan will enable a physician to detect hardness in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results.

      We are working closely with our development partners, Artann Laboratories and Minnetronix, who are both experienced and knowledgeable in the development of medical devices. In late November 2004, we took delivery of two working, pre-clinical ProUroScan systems from Artann Laboratories. Based on our development partners' judgment of the current status of the development projects and the estimated amount of work remaining to be done, we anticipate that these prototypes can be refined and made ready for clinical trials during 2005 (assuming adequate financing is obtained - see "Liquidity and Capital Resources" below). We met with the FDA in late 2002, and provided them with an overview of the ProUroScan and our initial thoughts on the clinical protocol to be employed. Based on their informal guidance provided during the meeting, we have developed a preliminary plan for our clinical trials. We recently retained the firm of Hogan and Hartson, LLP, of Washington D.C., as our new regulatory consultants. While we are currently in the process of reviewing and refining our regulatory strategy, it is our intent to complete the required clinical trials and file a 510(k) application with the FDA for approval of the ProUroScan in the first half of 2006. Recently published FDA statistics indicate the average time from receipt of a 510(k) application to final action is 65 days, with 90% completed in less than 180 days. Based on this data, assuming that the results of clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90-180 days after the 510(k) application is filed. Upon approval, we intend to immediately file a second 510(k) application to incorporate certain improvements and make certain enhanced claims.

      We have also licensed rights to technology that offers significant enhancements to existing microwave thermal therapy for treatment of benign prostate hyperplasia ("BPH"). We intend to use this technology to develop a means for urologists to observe and direct the application of heat to diseased portions of the prostate during thermal therapy procedures. This work will be performed under a joint development agreement with Urologix, Inc. (see "Research and Development" below).

      Assets; Property Acquisitions and Dispositions.

      Our primary assets are cash and intellectual-property rights, which are the foundation for our proposed product offerings. We do not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither do we anticipate any significant changes in the number of our employees (except as noted below). In connection with and as a condition to the closing of the Merger, we issued and sold an aggregate of 2,205,000 shares of common stock at $2.00 per share in a private placement transaction exempt from registration requirements under Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act (the "Private Placement"). The initial closing of the Private Placement occurred on April 5, 2004 (the same day as the closing of the Merger). We raised an aggregate of $4.2 million in the Private Placement, after payment of all associated legal, accounting and other offering and Merger expenses.

      Current Operations - Employees and Expenses.

      We currently employ only our three executive officers and two other employees, and conduct our research and development, market research, regulatory function, and all other business operations through the use of a variety of consultants and medical-device development contractors. Management believes that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees, and affords us flexibility in directing our resources toward specific and changing goals during our development stage. We anticipate hiring a limited number of additional employees in the next 12 months to manage the development of our products, prepare FDA and regulatory filings, develop marketing plans, and perform administrative duties. Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective. We currently have engaged four consultants who perform these functions. To date, we have conducted our research and development activities related to our acquired technologies and proposed products on a contract basis with Minnetronix, Inc. and Artann Laboratories Inc. The work conducted by these contractors has been supervised by a combination of our executive management and consultants.

      We incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, financial printing, press releases, and transfer agent fees. Our facilities consist of a month-to-month rental of approximately 2,200 square feet in an office that we share with an unaffiliated company. Other expenses incurred include travel, insurance, telephone, supplies, and other miscellaneous expenses.

      During the next 12 months, we expect to complete the development of clinical ProUroScan systems, conduct clinical trials, and file a 510(k) submission with the FDA; fund development work on our therapeutic products; and prepare for initial market launch. During this time we anticipate that we will spend approximately $1.6 million in marketing and administrative expenses. Of these, we expect that approximately $1.1 million will be for compensation, benefits, and payroll taxes.

      Research and Development.

      We anticipate that we will spend a total of approximately $1.2 to $1.4 million on research and product development of the ProUroScan system over the next 12 months. Of this amount, approximately $700,000-$750,000 will be spent on manufacturing, engineering, validation and documentation efforts with our development partners. Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $350,000-$375,000. Other costs, estimated to be in the range of $210,000-$230,000, are expected to include market research, regulatory costs and project management.

      On July 27, 2005 ProUroCare Medical Inc. (the "Company") entered into a Memorandum of Understanding agreement (the "MOU") with Urologix, Inc. ("Urologix") pursuant to which the parties will co-develop new products utilizing ProUroCare's electrical impedance tomography ("EIT") technology. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix' existing thermal therapy systems.

      The parties expect the project to require several phases of research, testing and development, the first three phases of which are projected to cost approximately $550,000. ProUroCare and Urologix have agreed to equally share in the development costs of these phases. The MOU will continue in effect for a five-year period following the date on which the Federal Drug Administration first approves a Urologix EIT urology product for sale in the United States. If the development of the modules is successful, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement with the Company.

      Liquidity and Capital Resources.

      We had working capital (deficit) of approximately $(738,000) and $23,000 at June 30, 2005 and December 31, 2004, respectively. Cash used in operations was approximately $355,000 and $867,000 for the six month periods ended June 30, 2005 and 2004, respectively, and $4,225,000 for the period from August 17, 1999 (date of inception) to June 30, 2005.

      The primary use of cash in the six months ended June 30, 2005 was to fund our net loss and to repay approximately $60,000 pursuant to an unsecured promissory note with a vendor. The primary use of cash in the period from August 17, 1999 (inception) through June 30, 2005, in addition to funding our net loss, was to pay $750,000 to Profile, LLC for the redemption of their common stock, including $650,000 (plus accrued interest) in relation to a note payable, arising from their exercise of dissenter's rights at the time of the Merger. Cash was also used to fund the approximate $163,000 cost of the Merger, to repay approximately $242,000 pursuant to an unsecured promissory note with a vendor, and to acquire approximately $21,000 of office furniture and computer equipment.

      Common stock and warrants have also been used to fund a portion of our operating loss in these periods. Common stock was issued to pay for approximately $193,000 of consulting services and approximately $89,000 of interest for the period from August 17, 1999 (date of inception) to June 30, 2005. Warrants were used to pay for approximately $469,000 of contracted development costs for the period from August 17, 1999 (date of inception) to June 30, 2005.

      Pursuant to terms of the Research and Development Agreement with Artann Laboratories, Inc. and Armen Sarvazyan executed in July 2004, we are required to pay $250,000 for development services to be rendered through July 2007, based on achievement of certain performance milestones. As of June 30, 2005, we had paid $150,000 to Artann Laboratories under the Research and Development Agreement.

      On October 12, 2004, we reached an agreement with one of our ProUroScan research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work. Under this agreement, we paid $80,538 of our outstanding balance due to Minnetronix, and issued an unsecured promissory note for the remaining balance of $241,613. In addition, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed-upon project expenses. On April 18, 2005, we applied a portion of the amount on deposit to pay off the balance of the unsecured promissory note and certain open invoices from Minnetronix. The remaining balance of the deposit is being held by Minnetronix and is being applied against their contracted work. As of June 30, 2005 the remaining balance of the deposit was $10,902.

      On March 31, 2005 we borrowed $100,000 from a financial institution pursuant to a promissory note secured by substantially all assets of the Company and a guaranty by our Chairman and Chief Executive Officer, Maurice R. Taylor. On July 2, 2005 the due date of the note was extended to October 2, 2005.

      We have engaged a placement agent and have commenced a private placement of common stock, convertible debt, or convertible preferred equity securities to institutional investors to secure the additional capital. The placement agent is using their best efforts to raise the needed capital. No committed sources of such capital currently exist, and no guarantee can be made that we will be able to raise any or all of the needed additional capital. No terms of the private placement have been determined, including any resulting dilution to current shareholders. On May 13, 2005 we issued 50,000 shares of common stock to the placement agent pursuant to a placement agency agreement. Under the terms of the placement agency agreement, we are committed to the issuance of an additional 50,000 shares of common stock upon closing of a placement of our debt or equity securities by our placement agent.

      On June 15, 2005 we sold 65,790 shares of our common stock to an investor outside of the placement agency agreement. Net proceeds received from this investment were $50,000.

      On August 1, 2005, ProUroCare Inc. and the Company agreed to settle the lawsuit with our former President and Chief Operating Officer. Under the terms of this agreement, the Company did not admit any wrong-doing, but agreed to pay a total of $160,000 in complete settlement of all differences. We expect the court to approve the settlement and require payment before September 30, 2005.

      As of August 22, 2005, we have only a very limited amount of cash. Consequently, only minimal development work on the ProUroScan system is being performed, and our anticipated entry into the market will be delayed accordingly.

      Our plan is to raise $3 to $4 million from a variety of sources to complete our development work and finish clinical trials on the ProUroScan system. First, we expect to identify loan guarantors in order to establish a secured line of credit with our commercial bank to provide between $1 million and $3 million of short-term capital. While we have made arrangements with our bank to provide such capital if qualified guarantors are identified, and have initiated discussions with various potential loan guarantors, no guarantors have yet committed to providing their guarantees. Next, we continue to work with our placement agent to place $1 million to $2 million of our debt or equity securities with institutional investors. Finally, we plan to initiate a private placement offering of debt or equity securities to accredited investors. Assuming FDA clearance is obtained next year, we will require additional funding to launch the ProUroScan system into the market.

      Until we receive sufficient proceeds from these financing initiatives, we are working with our suppliers to delay payments due to them, and our employees have deferred their salaries until funding is obtained.

      We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, our development programs will continue to be on hold, further delaying our market entry, and we could lose key employees. Ultimately, if no additional financing is obtained, we may be forced to cease operations.

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

Going Concern

      We have incurred operating losses, accumulated deficit, and negative cash flow from operations since inception. As of June 30, 2005, we had an accumulated deficit of approximately $9,132,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Estimates

      Our critical accounting policies are those (i) having the most impact on the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates. Due to the nature of our current operations, we do not believe we have any critical policies or procedures.

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

      Item 3. Controls and Procedures

      We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission; and there has been no significant change in such internal controls or other factors which could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since our most recent evaluation. Nevertheless, due to our limited number of employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. We periodically assess the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions due to the start-up nature of our current operations.

PART II OTHER INFORMATION

      Item 1. Legal Proceedings

      On April 2, 2004, the former President and Chief Operating Officer of ProUroCare Inc., filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. The former President and Chief Operating Officer was a party to an employment agreement with ProUroCare Inc. dated January 1, 2002, and alleged that we failed to make payments owed to him under the employment agreement in October 2003. He claimed that this action resulted in a termination without cause and that he is entitled to severance payments under the contract. In 2004, we recorded a reserve provision of $75,000 as a contingent liability in connection with this lawsuit.

      On August 1, 2005, ProUroCare Inc. and the Company agreed to settle the lawsuit with our former President and Chief Operating Officer. Under the terms of this agreement, the Company did not admit any wrong-doing, but agreed to pay a total of $160,000 in complete settlement of all differences.

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On May 13, 2005 we issued 50,000 shares of our common stock to a placement agent pursuant to a placement agency agreement. The issuance was made in reliance on exemption from registration provided by under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as we reasonably believed that the investor was sophisticated, that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

      On June 15, 2005 we sold 65,790 shares of our common stock to an accredited individual investor. Net proceeds received from this investment were $50,000. No underwriter was used, and no commissions were paid on the transaction. The sale was made in reliance on exemption from registration provided by under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 promulgated thereunder, as we reasonably believed that the investor was "accredited" (as defined by Rule 501(a) of the Act), that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

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

      10.3 Placement Agency Agreement between Stonegate Securities, Inc. and ProUroCare Medical Inc., dated April 11, 2005 (filed herewith).

      10.4 Change in Terms Agreement between Venture Bank and ProUroCare Inc., dated July 2, 2005 (filed herewith).

      10.5 Framework for 2005 Proposed Bonus Plan, dated June 1, 2005 (filed herewith)

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

                                    ProUroCare Medical Inc.


Date:  August 22, 2005              By:    /s/ Maurice R. Taylor II
                                           ------------------------------------
                                    Name:  Maurice R. Taylor II
                                    Title: Chairman and Chief Executive Officer


Date:  August 22, 2005              By:    /s/ Richard Thon
                                           ------------------------------------
                                    Name:  Richard Thon
                                    Title: Chief Financial Officer