Form 10QSB
period 2005-09-30
ProUroCare Medical Inc.
filed 2005-11-15
CIK 1222244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-103781

                             ProUroCare Medical Inc.
                             -----------------------
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

                                  952.476.9093
                           (Issuer's telephone number)

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

      Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [_] NO [X]

                         APPLICABLE TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,128,847 shares of common stock outstanding as of November 11, 2005 (par value $.00001 per share).

      Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                             ProUroCare Medical Inc.
                               Form 10-QSB For The
                        Quarter Ended September 30, 2005

                                Table of Contents

                                                                        Page No.

PART I.     FINANCIAL INFORMATION..........................................[1]

   ITEM 1.  FINANCIAL STATEMENTS

            Consolidated balance sheets....................................[1]

            Consolidated statements of operations..........................[2]

            Consolidated statements of cash flows..........................[3]

            Notes to consolidated financial statements.....................[4]

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....[12]

   ITEM 3.  CONTROLS AND PROCEDURES.......................................[19]

PART II.    OTHER INFORMATION.............................................[20]

   ITEM 1.  LEGAL PROCEEDINGS.............................................[20]

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...[20]

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........[21]

   ITEM 6.  EXHIBITS......................................................[22]

SIGNATURES................................................................[23]

PART I FINANCIAL INFORMATION

      Item 1. Financial Statements


                             ProUroCare Medical Inc.
                           A Development Stage Company
                          Consolidated Balance Sheets*

                                                             September 30,    December 31,
                                                                  2005            2004
Assets                                                        (Unaudited)      (Audited)
                                                             -------------    ------------
Current assets:
  Cash                                                       $      26,301    $    301,522
  Deposit                                                              547         200,000
  Other current assets                                              27,173          19,336
                                                             -------------    ------------
      Total current assets                                          54,021         520,858
Equipment and furniture, net                                         8,609          12,587
Deferred offering expenses                                          20,250              --
Debt issuance costs, net                                            14,358              --
                                                             -------------    ------------
                                                             $      97,238    $    533,445
                                                             =============    ============
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Notes payable, bank                                        $     200,000    $         --
  Notes payable                                                     95,463         202,341
  Accounts payable                                                 302,819         112,602
  Accrued expenses                                                 569,764         174,025
  Due to Clinical Network, Inc.                                      8,943           8,943
                                                             -------------    ------------
      Total current liabilities                                  1,176,989         497,911

Shareholders' equity (deficit:)
  Common stock, $0.00001 par value: Authorized
    100,000,000 shares; issued and outstanding
    14,128,847 and 13,988,057 shares on September 30, 2005
    and December 31, 2004, respectively                                141             140
  Additional paid-in capital                                     8,580,633       8,212,283
  Deficit accumulated during the development stage              (9,660,525)     (8,176,889)
                                                             -------------    ------------
      Total shareholders' equity (deficit)                      (1,079,751)         35,534
                                                             -------------    ------------
                                                             $      97,238    $    533,445
                                                             =============    ============

------------
* See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                     Consolidated Statements of Operations*
                                   (Unaudited)

                                                                                                                  Period from
                                                      Three months ended              Nine months ended          August 17,1999
                                                         September 30,                   September 30,           (inception) to
                                                 ----------------------------    ----------------------------     September 30,
                                                     2005            2004            2005            2004             2005
                                                 ------------    ------------    ------------    ------------    --------------
Operating expenses:
  Research and development                       $     63,987    $    337,808    $    191,696    $    365,563    $    4,397,772
  General and administrative                          457,395         354,074       1,279,087         822,414         4,511,366
                                                 ------------    ------------    ------------    ------------    --------------
      Total operating expenses                        521,382         691,882       1,470,783       1,187,977         8,909,138
                                                 ------------    ------------    ------------    ------------    --------------
      Operating loss                                 (521,382)       (691,882)     (1,470,783)     (1,187,977)       (8,909,138)
Interest income                                            --           5,782             445          13,201            16,479
Interest expense                                       (6,963)        (24,622)        (13,298)       (481,015)         (767,866)
                                                 ------------    ------------    ------------    ------------    --------------
      Net loss                                   $   (528,345)   $   (710,722)   $ (1,483,636)   $ (1,655,791)   $   (9,660,525)
                                                 ============    ============    ============    ============    ==============

Net loss per common share:
  Basic and diluted                              $      (0.04)   $      (0.05)   $      (0.11)   $      (0.13)   $        (1.26)

Weighted average number of shares outstanding:
  Basic and diluted                                14,107,923      13,916,442      14,040,857      12,664,109         7,649,614

------------
* See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                     Consolidated Statements of Cash Flows*
                                   (Unaudited)

                                                                                                      Period from
                                                                    Nine months      Nine months     August 17,1999
                                                                       ended            ended        (inception) to
                                                                   September 30,    September 30,    September 30,
                                                                        2005             2004             2005
                                                                   -------------    -------------    --------------
Cash flows from operating activities:
  Net loss                                                         $  (1,483,636)   $  (1,655,791)   $   (9,660,525)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                        3,978            2,238            12,188
      Stock-based compensation                                           220,601          149,741           734,354
      Issuance of common stock for services rendered                          --               --           103,166
      Write-off of deferred offering cost                                 59,696               --            59,696
      Warrant issued for debt guarantees                                      --          320,974           468,636
      Warrants issued for services                                            --          114,914           320,974
      Amortization of original issue discount                                659               --               659
      Amortization of debt issuance costs                                  1,392           72,594           217,504
      License rights expensed as research and development,
        paid by issuance of common stock to CS Medical
        Technologies, LLC                                                     --               --           475,000
      License rights expensed as research and development,
        paid by issuance of common stock to Profile, LLC                      --               --         1,713,600
      Changes in operating assets and liabilities:
        Deposits                                                           9,899           30,000          (190,101)
        Other current assets                                              23,288          (43,516)            3,952
        Other assets                                                          --            7,590                --
        Accounts payable                                                 235,999         (242,558)          691,801
        Accrued expenses                                                 396,815         (113,014)          648,065
        License obligation                                                    --          (25,000)               --
                                                                   -------------    -------------    --------------
Net cash used in operating activities                                   (531,309)      (1,381,828)       (4,401,031)
                                                                   -------------    -------------    --------------

Cash flows from investing activities:
    Purchases of equipment and furniture                                      --           (3,020)          (20,797)
                                                                   -------------    -------------    --------------
          Net cash used in investing activities                               --           (3,020)          (20,797)
                                                                   -------------    -------------    --------------

Cash flows from financing activities:
    Net advances from (payments to) line of credit, bank                 200,000         (860,000)          200,000
    Payment for recession of common stock                                     --         (100,000)         (100,000)
    Net advances from (payments to) notes payable                         17,284         (325,000)         (671,988)
    Payments for deferred offering expenses                              (11,196)              --           (11,196)
    Net advances from (payments to) Clinical Network, Inc.                    --          (24,301)            8,943
    Net advances from (payments to) CS Medical Technologies, LLC              --          (26,000)               --
    Cost of reverse merger                                                    --         (162,250)         (162,556)
    Net proceeds from issuance of common stock                            50,000        4,296,429         5,184,926
                                                                   -------------    -------------    --------------
          Net cash provided by financing activities                      256,088        2,798,878         4,448,129
                                                                   -------------    -------------    --------------
          Net increase (decrease) in cash                               (275,221)       1,414,030            26,301
Cash, beginning of the period                                            301,522            8,968                --
                                                                   -------------    -------------    --------------
Cash, end of the period                                            $      26,301    $   1,422,998    $       26,301
                                                                   =============    =============    ==============

Supplemental cash flow information:
    Cash paid for interest                                         $      10,153    $      35,521    $      137,429
    Non-cash investing and financing activities:
      Assumption of liabilities in the Profile, LLC transaction    $          --    $          --    $       25,000
      Warrants issued for debt issuance costs                      $      15,750    $          --    $      231,862
      Warrants issued pursuant to note payable                     $      13,250               --            13,250
      Issuance of note payable for redemption of common stock      $          --    $     650,000    $      650,000
      Common stock issued in lieu of cash for
        accounts payable                                           $          --    $      77,225    $      178,812
      Conversion of accounts payable to note payable               $          --    $          --    $      241,613
      Common stock issued for deferred offering expenses           $      68,750    $          --    $       68,750
      Deposits applied to note payable and accrued interest        $     143,772    $          --    $      143,772
      Deposits applied to accounts payable                         $      45,782    $          --    $       45,782
      Other current assets financed by note payable                $      31,125    $          --    $       31,125

------------
* See accompanying notes to financial statements.

                             ProUroCare Medical Inc.
                           A Development Stage Company
                   Notes to Consolidated Financial Statements

                 September 30, 2005 and 2004 and the period from
                August 17, 1999 (inception) to September 30, 2005

                                  (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies.

      (a) Description of Business, Development Stage Activities, and Basis of Presentation

      ProUroCare Medical Inc. ("ProUroCare" or the "Company") is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions. The Company's developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

      The Company had no activities from its incorporation in August 1999 until July 2001, when the Company issued 3,000,000 shares of common stock to Clinical Network, Inc. (CNI) and Clinical Network LLC (CN LLC), a related party to CNI. Moreover, in July 2001, the Company acquired a license to certain microwave technology by issuing 3,000,000 shares of common stock to CS Medical Technologies, LLC (CSM). In January 2002, the Company acquired a license to certain imaging technology through the issuance of 3,999,999 shares to Profile LLC (Profile).

      Pursuant to a merger agreement effective April 5, 2004 among ProUroCare Inc., Global Internet Communications, Inc. ("Global"), and GIC Acquisition Corp., a wholly owned subsidiary of Global, GIC Acquisition Corp. merged with and into ProUroCare Inc., which remained as the surviving company and a wholly owned operating subsidiary of Global (the "Merger"). On April 26, 2004, Global changed its name to ProUroCare Medical Inc. In connection with the Merger, Global completed a private placement of 2,205,000 shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ProUroCare Inc. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

      (c)   Interim Financial Information.

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period.. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of ProUroCare Medical Inc. (formerly Global Internet Communications, Inc.), and notes thereto, for the fiscal year ended December 31, 2004, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

      (e)   Net Loss Per Common Share

      Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and nine months ended September 30, 2005 and 2004 and the period from August 17, 1999 (inception) to September 30, 2005.

      (f)   Comparative Figures

      Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

      (g)   Stock-Based Compensation

      Effective August 17, 1999, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to record option and warrant issuances, including stock-based employee compensation. The Company's policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model.

      In determining the compensation cost of the options granted during the three and nine months ended September 30, 2005 and 2004, as specified by SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                  For the three months ended     For the nine months ended
                                         September 30,                 September 30,
                                      2005           2004           2005          2004
                                   ---------      ---------      ---------      --------
Risk-free Interest Rate                 3.92%          4.26%          3.84%         4.18%
Expected Life of Options Granted   5.8 years(1)    10 years(2)   5.8 years(1)   10 years(2)
Expected Volatility                    127.0%          42.1%         104.0%         12.4%
Expected Dividend Yield                    0              0              0             0

      1 Calculated as the average of the vesting periods and the contractual term of the options.

      2     The contractual term of the options.

      (h)   Warrants

      In accordance with Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 3 and 4). The weighted-average fair value of the warrants granted during the three and nine months ended September 30, 2005 was $0.58, and such warrants are immediately vested and exercisable on the date of grant. The weighted-average fair value of the warrants granted during the three and nine month periods ended September 30, 2004 was $1.15 and $0.39, respectively.

      The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

                                       For the three months         For the nine months
                                        ended September 30,         ended September 30,
                                        2005          2004          2005           2004
                                      -------       -------       -------       ---------
Risk-free Interest Rate                  3.99%         3.69%         3.99%           2.72%
Expected Life of Warrants Issued(1)   5 years       5 years       5 years       3.5 years
Expected Volatility                     129.0%         41.8%        129.0%           10.5%
Expected Dividend Yield                     0             0             0               0

      1     The contractual term of the warrants.

      (i)   Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS 123 ("SFAS 123R"), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires publicly held companies to expense the fair value of employee stock options and similar awards, which has been the Company's policy to date. The Company does not expect the adoption of SFAS 123R to have a material effect on its consolidated financial statements, since the Company has previously adopted SFAS 123.

Note 2. Shareholders' Equity.

      On January 3, 2005, the Company issued 150,000 stock options to Richard C. Carlson, the Company's Vice President of Marketing and Sales. The options vest ratably over a three-year period, are valid for ten years and have an exercise price of $2.35 per share.

      On September 6, 2005, the Company issued 150,000 stock options to Alan L. Haggerty, the Company's Vice President of Engineering. The options vest ratably over a three-year period, have a 10-year life and an exercise price of $0.60 per share.

      The options granted above were valued using the Black Scholes pricing model (see Note 1) and are being expensed over the vesting period as general and administrative expense.

Note 3. Notes Payable - Bank.

      On March 31, 2005 the Company borrowed $100,000 from a financial institution and issued a promissory note secured by substantially all Company assets and a guaranty provided by the Company's Chairman and Chief Executive Officer, Maurice R. Taylor. The promissory note bears interest at an annual rate of 7.0%. On October 20, 2005 the note was amended and restated pursuant to an increase in the amount of the note (see Note 10).

      On September 14, 2005, ProUroCare Inc., our wholly owned subsidiary, borrowed $100,000 from a financial institution and issued a secured promissory note to such institution. The promissory note is secured by the assets of the business under an existing Commercial Security Agreement with the financial institution and a commercial guaranty from an individual investor. The promissory note bears interest at an annual rate of 8.0%, matures on March 14, 2006, and is to be repaid out of the expected proceeds of the Company's current financing efforts. In connection with the commercial guaranty, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire 25,000 shares of the Company's common stock at $0.50 per share. The warrants, valued at $15,750 using the Black Scholes pricing model (see Note 1), were recorded as debt issuance costs and are being expensed over the term of the promissory note as interest expense. On October 19, 2005, the Company issued another immediately exercisable five-year warrant to the investor to purchase 25,000 shares of the Company's common stock at $0.50 per share. The additional warrant, valued at $12,000 using the Black Scholes pricing model, will be recorded as debt issuance costs and expensed over the term of the promissory note as interest expense.

Note 4. Notes Payable.

      On April 19, 2005 the Company borrowed $31,125 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement calls for eight monthly installment payments of $4,098 beginning May 1, 2005, with an imputed annual interest rate of 14%. The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.

      On September 21, 2005 ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to the lender a promissory note. The promissory note bears an annual interest rate of Prime less one-half percent, matures on March 20, 2006 and is to be repaid out of the expected proceeds of the Company's current financing efforts. In connection with the promissory note, the Company issued a five-year warrant ( immediately exercisable) to the lender to acquire 25,000 shares of the Company's common stock at $0.50 per share. The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $13,250 using the Black Scholes pricing model (see Note 1), were recorded as original issue discount as defined in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and are being expensed on a straight-line basis over the term of the promissory note, which approximates the interest method. On October 19, 2005, the Company issued another immediately exercisable five-year warrant to the investor to purchase 25,000 shares of the Company's common stock at $0.50 per share. The additional warrant, valued at $12,000 using the Black Scholes pricing model, will be recorded as debt issuance costs and expensed over the term of the promissory note as interest expense.

Note 5. Legal Proceeding.

      On April 2, 2004, a former officer of ProUroCare Inc., filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. The former President and Chief Operating Officer was a party to an employment agreement with ProUroCare Inc. dated January 1, 2002 and alleged that the Company failed to make payments owed to him under the employment agreement in October 2003. He claimed that this action resulted in a termination without cause and that he was entitled to severance payments under the contract. The Company disputed this claim as without merit. On August 1, 2005, ProUroCare Inc. and the Company agreed to settle this claim to avoid further litigation costs. Under the terms of the settlement, the Company did not admit any wrong-doing, but agreed to pay a total of $160,000 in complete settlement of all differences. The Company has recorded a reserve of $161,929 for the settlement and anticipated payroll taxes thereon.

      As of November 11, 2005, the Company had not yet paid the settlement and thus is in default under this agreement, and thus, adverse action could be taken against the Company. The former officer has notified the Company of his intent to move the court to enforce the settlement agreement and enter judgment against the Company for interest, costs and fees, and to issue sanctions against the Company and its litigation counsel. A hearing on this matter has been scheduled on November 17, 2005 in Hennepin County District Court, Minneapolis, Minnesota.

Note 6. Employment Agreements.

      On March 3, 2005, our Board of Directors realigned the duties of our Chairman, Maurice R. Taylor, and our President and Chief Executive Officer, Michael P. Grossman. As a result, the Board named Mr. Taylor Chief Executive Officer and named Mr. Grossman President and Chief Operating Officer. Mr. Taylor retained the title of Chairman. In recognition of these changes, the Company entered into new employment agreements with both Mr. Taylor and Mr. Grossman.

      Each of these agreements provides for a minimum annual salary, potential cash incentive payments, and options to purchase shares of common stock that vest over three years. The agreement with Mr. Taylor provides for an annual salary of $190,000 and a maximum bonus potential of 75% of Mr. Taylor's base pay. Mr. Grossman's agreement provides for an annual salary of $175,000 with a maximum bonus potential of 50% of his base pay. These agreements also provide that, upon termination without cause (or a change of employment that the employee elects to treat as a termination of employment), the employee will receive as severance six months of base salary plus four months of base salary for each year of prior service to the Company (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years. Additionally, all unvested stock options then held by the employee will immediately vest and be exercisable up to one-year from the date of termination. Mr. Taylor's and Mr. Grossman's agreements have terms that continue until December 31, 2006 and January 31, 2007, respectively.

      Under each of the above-referenced employment agreements, in the event of a change in control resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occur within two years of a change in control), the Company shall compensate the executive as if he were terminated without cause, as described above.

Note 7. Private Placements.

      On April 11, 2005, the Company entered into a Placement Agency Agreement with a placement agent to raise working capital for the Company. Under the terms of the agreement, the placement agent was granted the exclusive right to identify prospective purchasers of the Company's debt or equity securities, on a best efforts basis, with no stated minimum or maximum amount to be raised. Pursuant to the agreement, the Company paid $5,000 and on May 13, 2005 issued 50,000 shares of the Company's common stock to the placement agent. The 50,000 shares were valued at $51,001 using the stock price on the date of grant. Subsequently, the placement agent was unable to raise capital on terms that were acceptable to the Company and the agreement was terminated. Costs incurred in this financing totaling $59,696, including the value of the common stock issued to the placement agent, were expensed in the three month period ended September 30, 2005.

      Effective September 1, 2005 the Company engaged new outside Corporate and Securities Law Counsel, Venture Law Resources, PLLC (VLR), of Bloomington, Minnesota. Pursuant to such engagement, VLR agreed to represent the Company as its General Counsel and to assist with the introduction of strategic investors to the Company from time to time, including success based compensation arising from any services as a finder to the Company. Under this agreement, the Company issued 25,000 shares of common stock to VLR as a retainer in connection with VLR's engagement. An additional 25,000 common shares may be earned by VLR provided if $1,000,000 is raised from its services on or before November 20, 2005. The shares issued to VLR were valued at $17,750 using the fair market value of the Company's stock price on the date of grant and along with a $2,500 retainer paid, was recorded as deferred offering expense at September 30, 2005.

Note 8. Common Stock.

      On June 15, 2005 the Company sold 65,790 shares of its common stock to one accredited investor in a non-public offering under Section 4(2) of the Securities Act of 1933, as amended. Net proceeds received from this placement were $50,000.

Note 9. Joint Development Agreement.

      On July 27, 2005, the Company entered into a Memorandum of Understanding (the "MOU") with Urologix, Inc. ("Urologix") pursuant to which the parties will co-develop new products utilizing ProUroCare's electrical impedance tomography ("EIT") technology. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix' existing thermal therapy systems. The modules will include a low-frequency power supply, electrodes, a rectal probe, monitor and software containing the proprietary algorithms. It is intended that thermal therapy systems upgraded with the modules will enable urologists to observe the real-time migration of heat through the prostate during treatment and adjust the amount of energy applied in order to protect the urethral tissue and adjacent organs. The upgraded systems will continue to utilize transurethral microwave catheters to generate the heat necessary to cause necrosis.

      The parties expect the project to require several phases of research, testing and development, the first three phases of which are projected to cost approximately $550,000. The Company and Urologix have agreed to equally share in the development costs of these phases. The MOU will continue in effect for a five-year period following the date on which the Federal Drug Administration first approves a Urologix EIT urology product for sale in the United States. If the development of the modules is successful, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement with the Company.

      In connection with the co-development project, on July 27, 2005, the Company granted to Urologix a sublicense ("Urologix Sublicense") of EIT technology originally licensed to ProUroCare by Rensselaer Polytechnic Institute ("RPI") pursuant to that certain License Agreement dated July 13, 2001 by and between the Company and RPI (the "RPI License"), a copy of which was filed as
Exhibit 10.11 to our registration statement on Form SB-2/A filed with the Securities and Exchange Commission on October 1, 2004. Under the terms of the sublicense, Urologix will have the right to exploit the licensed products under and on the same terms as the Company has under the RPI License, as amended, including without limitation, restrictions as to field of use, exclusivity, term and other conditions of the MOU.

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

Note 10. Subsequent Events.

      On September 15, 2005, our Board of Directors authorized Company management to secure short term funding by conducting negotiations with various lenders and individual guarantors to secure up to $500,000 of short-term funding, and as an incentive for the individual guarantors to provide their guarantees, issue warrants to purchase up to 250,000 shares of our common stock at $0.50 per share. On the same date, our Board of Directors also authorized management to conduct negotiations with various lenders and individual guarantors to secure up to $6,000,000 of long-term funding in the form of senior debt financing. As an incentive for the guarantors to provide their guarantees on this senior debt facility, the Board of Directors authorized the issuance of up to $2,000,000 of three year convertible subordinated debentures, convertible to Company common stock at $0.50 per share.

      On October 19, 2005 the Company issued an additional immediately exercisable warrant to purchase 25,000 shares of common stock at $0.50 per share to a loan guarantor (see Note 3). The warrant, valued at $12,000 using the Black Scholes pricing model, will be recorded as debt issuance costs and expensed over the term of the promissory note as interest expense.

      Moreover, on October 19, 2005, the Company issued an additional stock purchase warrant to acquire up to 25,000 shares of common stock at $0.50 per share to an individual lender (see Note 4). The warrant, valued at $12,000 using the Black Scholes pricing model, will be recorded as debt issuance costs and expensed over the term of the promissory note as interest expense.

      On October 20, 2005, our wholly-owned subsidiary, ProUroCare Inc., borrowed $300,000 from a financial institution. The loan is evidenced by a promissory note and is secured by two $150,000 Commercial Guaranties provided by Adrian T. Johnson and Ronald S. Musich. The promissory note bears interest at an annual rate of 8.75%, matures on March 14, 2006, and is to be repaid out of the expected proceeds of our current financing efforts. In connection with the Commercial Guaranties, on October 19, 2005, the Company issued five-year warrants to the two guarantors to acquire up to 150,000 shares of the Company's common stock at $0.50 per share. The warrants issued are immediately exercisable. The warrants, valued at $72,000 using the Black Scholes pricing model, will be recorded as debt issuance costs and expensed over the term of the promissory note as interest expense. The new promissory note amends and restates an existing $100,000 promissory note first issued on March 31, 2005. Under the amended promissory note, a personal guaranty of the previous promissory note by the Company's Chairman and CEO, Maurice R. Taylor, was released and is no longer in effect. The amended promissory note continues to be secured by the assets of the business under an existing Commercial Security Agreement.

      Item 2. Management's Discussion and Analysis or Plan of Operation.

      The accompanying Plan of Operation should be read in conjunction with ProUroCare's audited financial statements, and notes thereto, for the year ended December 31, 2004 filed in our annual report on Form 10-KSB on March 31, 2005, our unaudited financial statements and notes thereto for the period ended March 31, 2005 filed in our quarterly report on Form 10-QSB on May 11, 2005, and our unaudited financial statements and notes thereto for the period ended June 30, 2005 filed in our quarterly report on Form 10-QSB on August 22, 2005.

      Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: estimates regarding the size of our target markets; successful product completion and development and clinical and commercial trials for our products; the timing and success of such product development and U.S. clinical trials and securing FDA approval; access to working capital; new product introductions; competitive factors; physician and urology acceptance of our products in the marketplace; reimbursement for our products; enforcement of our intellectual property rights; and the success and strategy outlined in our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein.

      Overview; Product Offerings.

      ProUroCare Medical Inc. ("ProUroCare", "the Company", "we", "us" or "our", which terms include reference to ProUroCare Inc., ProUroCare Medical Inc.'s wholly owned subsidiary) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions. Our developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development and fund raising activities.

      Our first product is the ProUroScan system, developed and designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination for disease screening and diagnosis. Based on preliminary testing on both models and actual patients in clinical settings, we believe the ProUroScan's proprietary imaging system will produce a digital image of the prostate showing the size of the prostate and the location of tissue abnormalities within the prostate. We believe that ProUroScan will enable a physician to detect hardness in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results.

      In late November 2004, the Company took delivery of two working, pre-clinical ProUroScan systems from Artann Laboratories. The two units have undergone extensive bench and laboratory testing to confirm the function of the system components and the overall operating system. Since that time, Artann has continued development work on the system, and they believe they have made significant improvements to the system's hardware and software. We are currently negotiating additional development agreements with Artann to incorporate these improvements and to work with them to finalize the systems for clinical trials. Assuming the contract negotiations are successful, we expect the systems to be available for FDA clinical testing studies by the first quarter of 2006.

      The exact path we will follow to gain FDA clearance will depend upon feedback we will receive at a meeting with the FDA later this year. Assuming the path outlined above is acceptable to the FDA, we expect to conduct clinical trials and make a formal submission to the FDA during the first half of 2006. Recently published FDA statistics indicate the average time from receipt of a 510K application to final action is 65 days, with 90% completed in less than 180 days. Based on this data, assuming that the results of clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 - 180 days after the 510K application is filed.

      Over time, after receiving our initial FDA 510K approval and launching the system into the market, we plan to file more advanced claims involving enhanced features and functions of the ProUroScan system. Depending on the exact nature of these more advanced claims, the approval process may require more extensive clinical studies and possibly a full premarket approval (PMA) application. Such an application likely will be take significantly more time and be more expensive than the 510K approval process.

      We have also licensed rights to technology that offers significant enhancements to existing microwave thermal therapy for treatment of benign prostate hyperplasia ("BPH"). We intend to use this technology to develop a means for urologists to observe and direct the application of heat to diseased portions of the prostate during thermal therapy procedures. This work will be performed under a joint development agreement with Urologix, Inc..

      Assets; Property Acquisitions and Dispositions.

      Our primary assets are cash, licenses and other key intellectual-property rights, which are the foundation for our proposed product offerings. We do not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither do we anticipate any significant changes in the number of our employees (except as noted below). In connection with and as a condition to the closing of the Merger in 2004, we issued 2,205,000 shares of common stock at $2.00 per share in a private placement transaction exempt from registration requirements under Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act (the "Private Placement"). The initial closing of the Private Placement occurred on April 5, 2004 (the same day as the closing of the Merger). We raised an aggregate of $4.2 million in the Private Placement, after payment of all associated legal, accounting and other offering and Merger expenses.

      Current Operations - Employees and Expenses.

      We currently employ only our three executive officers and three other employees, and conduct our research and development, market research, regulatory function, and all other business operations through the use of a variety of consultants and medical-device development contractors. Management believes that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees, and affords us flexibility in directing our resources toward specific and changing goals during our development stage. We anticipate hiring a limited number of additional employees in the next 12 months to develop our products, prepare FDA and regulatory filings, develop marketing plans, and perform administrative duties. Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective. To date, we have conducted our research and development activities related to our acquired technologies and proposed products on a contract basis with Minnetronix, Inc. and Artann Laboratories Inc. The work conducted by these contractors has been supervised by a combination of our executive management and consultants.

      We incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, financial printing, press releases and transfer agent fees. Our facilities consist of a month-to-month rental of approximately 2,200 square feet in an office that we share with an unaffiliated company. Other expenses incurred include travel, insurance, telephone, supplies, and other miscellaneous expenses.

      During the next 12 months, we expect to complete the development of clinical ProUroScan systems, conduct clinical trials, and file a 510(k) submission with the FDA; fund development work on our therapeutic products; and prepare for initial market launch. During this time we anticipate that we will spend approximately $1.6 million in marketing and administrative expenses. Of these, we expect that approximately $1.1 million will be for compensation, benefits and payroll taxes.

      Research and Development.

      We anticipate that we will spend a total of approximately $1.2 to $1.4 million on research and product development of the ProUroScan system over the next 12 months. Of this amount, approximately $650,000-$700,000 will be spent on manufacturing, engineering, validation and documentation efforts with our development partners. Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $400,000-$425,000. Other costs, estimated to be in the range of $225,000-$250,000, are expected to include market research, regulatory costs and project management.

      On July 27, 2005, we entered into a Memorandum of Understanding (the "MOU") with Urologix, Inc. ("Urologix") pursuant to which the parties will co-develop new products utilizing ProUroCare's electrical impedance tomography ("EIT") technology. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix' existing thermal therapy systems. The parties expect the project to require several phases of research, testing and development, the first three phases of which are projected to cost approximately $550,000 over the next 18 to 24 months. ProUroCare and Urologix have agreed to equally share in the development costs of these phases. The MOU will continue in effect for a five-year period following the date on which the Federal Drug Administration first approves a Urologix EIT urology product for sale in the United States. If the development of the modules is successful, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement with the Company.

      Liquidity and Capital Resources.

      We had a working capital (deficit) of approximately $(1,136,000) and $23,000 at September 30, 2005 and December 31, 2004, respectively. Cash used in operations was approximately $531,000 and $1,382,000 for the nine month periods ended September 30, 2005 and 2004, respectively, and $4,401,000 for the period from August 17, 1999 (date of inception) to September 30, 2005.

      The primary use of cash in the nine months ended September 30, 2005 was to fund our operating losses and to repay approximately $60,000 pursuant to an unsecured promissory note with a vendor. The primary use of cash in the period from August 17, 1999 (inception) through September 30, 2005, in addition to funding our net loss, was to pay $750,000 to Profile, LLC to redeem their common stock, including $650,000 (plus accrued interest) in relation to a note payable, arising from their exercise of dissenter's rights at the time of the Merger. Cash was also used to fund the approximate $163,000 cost of the Merger, to repay approximately $242,000 pursuant to an unsecured promissory note with a vendor, and to acquire approximately $21,000 of office furniture and computer equipment.

      Common stock and warrants have also been used to fund a portion of our operating loss in these periods. Common stock was issued to pay for approximately $193,000 of consulting services and approximately $89,000 of interest for the period from August 17, 1999 (date of inception) to September 30, 2005. Warrants were used to pay for approximately $469,000 of contracted development costs for the period from August 17, 1999 (date of inception) to September 30, 2005.

      Pursuant to terms of the Research and Development Agreement with Artann Laboratories, Inc. and Armen Sarvazyan of July 2004, we are required to pay $250,000 for development services to be rendered through July 2007, based on achievement of certain performance milestones. As of September 30, 2005, we had paid $150,000 to Artann Laboratories under the Research and Development Agreement.

      On October 12, 2004, we reached an agreement with one of our ProUroScan research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work. Under this agreement, we paid $80,538 of our outstanding balance due to Minnetronix, and issued an unsecured promissory note for the remaining balance of $241,613. In addition, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed-upon project expenses. On April 18, 2005, we applied a portion of the amount on deposit to pay off the balance of the unsecured promissory note and certain open invoices from Minnetronix. On July 25, 2005, Minnetronix returned $9,900 of the deposit. The remaining balance of the deposit is being held by Minnetronix and is being applied against their contracted work. As of September 30, 2005 the remaining balance of the deposit was $547.

      On March 31, 2005 we borrowed $100,000 from a financial institution pursuant to a promissory note secured by substantially all assets of the Company and a guaranty by our Chairman and Chief Executive Officer, Mr. Taylor. On July 2, 2005 the due date of the note was extended to October 2, 2005. On October 20, 2005 this note was amended and restated, as described below.

      On April 11, 2005 we engaged a placement agent and commenced a private placement of securities to institutional investors to secure additional working capital. On May 13, 2005 we issued 50,000 shares of common stock to the placement agent pursuant to the placement agency agreement. The placement agent was unable to secure capital on terms that were acceptable to the Company, and the private placement was abandoned in August, 2005. Costs associated with this placement effort were recorded as general and administrative expenses in the three month period ended September 30, 2005.

      On June 15, 2005 we sold 65,790 shares of our common stock to one accredited investor outside of the placement agency agreement. Net proceeds received from this investment were $50,000.

      On August 1, 2005, ProUroCare Inc. and the Company agreed to settle the lawsuit with a former officer of the Company to limit further costs of litigation. Under the terms of this agreement, the Company did not admit any wrong-doing, but agreed to pay $160,000 plus applicable employment taxes in complete settlement of all differences. As of November 11, 2005, the Company had not yet paid the settlement amount and is in default of this agreement, and adverse action may be taken against the Company for its breach. The former officer has notified the Company of his intent to move the court to enforce the settlement agreement and enter judgment against the company for interest, costs and fees, and to issue sanctions against the Company and its litigation counsel. A hearing on these motions has been scheduled on November 17, 2005 in Hennepin County District Court in Minneapolis, Minnesota.

      Effective September 1, 2005, the Company engaged new outside Corporate and Securities Law Counsel, Venture Law Resources, PLLC (VLR), Bloomington, Minnesota. Pursuant to that agreement, VLR agreed to represent the Company as its General Counsel and to assist with the introduction of investors to the Company from time to time, including potential success based compensation arising from any services as a finder if it is successful. Under its agreement with VLR, the Company issued 25,000 shares of common stock as a retainer in connection with VLR's engagement. An additional 25,000 common shares may be earned by VLR if $1,000,000 is raised from its services on or before November 20, 2005. The shares issued to VLR were valued at $17,750, based upon the fair market value of the Company's common stock on the date of grant.

      On September 14, 2005 ProUroCare Inc., our wholly owned subsidiary, borrowed $100,000 from a financial institution and in connection therewith issued a promissory note to such financial institution. The promissory note is secured by the assets of the business under an existing Commercial Security Agreement with the financial institution and a commercial guaranty signed by an investor. The promissory note bears interest at an annual rate of 8.0%, matures on March 14, 2006, and is to be repaid out of the expected proceeds of our current financing efforts. In connection with the commercial guaranty, we issued a five-year warrant to the investor to purchase 25,000 shares of our common stock at $0.50 per share. On October 19, 2005, we issued another five-year warrant to the investor to purchase 25,000 shares of our common stock at $0.50 per share.

      On September 21, 2005 ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to the lender a promissory note. The promissory note bears interest at an annual rate of Prime less one-half percent, matures on March 20, 2006, and is to be repaid out of the expected proceeds of our current financing efforts. In connection with the promissory note, we issued a five-year warrant to the lender to purchase 25,000 shares of our common stock at $0.50 per share. On October 19, 2005, we issued another five-year warrant to the lender to acquire 25,000 shares of common stock at $0.50 per share.

      On October 20, 2005, our wholly-owned subsidiary, ProUroCare Inc., borrowed $300,000 from a financial institution. The loan is evidenced by a promissory note and is secured by two $150,000 Commercial Guaranties provided by Adrian T. Johnson and Ronald S. Musich. The promissory note bears interest at an annual rate of 8.75%, matures on March 14, 2006, and is to be repaid out of the expected proceeds of our current financing efforts. In connection with the Commercial Guaranties, we issued five-year warrants to the guarantors to acquire up to 150,000 shares of our common stock at $0.50 per share. The new promissory note amends and restates an existing $100,000 promissory note first issued on March 31, 2005. Under the amended promissory note, a personal guaranty of the previous promissory note by ProUroCare Medical Inc.'s Chairman and CEO, Mr. Taylor, was released and is no longer in effect. The amended promissory note continues to be secured by the assets of the business under an existing Commercial Security Agreement.

      The $400,000 of new borrowings in September and October, 2005 enabled the Company to meet certain immediate obligations and re-initiate limited development work on the ProUroScan system. However, at November 11, 2005, we had less than $5,000 in cash on hand. Consequently, only minimal development work on the ProUroScan system is being performed and our anticipated entry into the market will be delayed accordingly. We continue to work with our suppliers and employees to address amounts due to them.

      Our plan to meet our short and long term capital needs is to establish a two-year, $6 million senior credit facility from one or more commercial banks secured by personal guarantees from several accredited individuals. In order to attract investors willing to provide such guarantees, we plan to issue up to $2 million of unsecured convertible debentures due in three years, with such debentures being convertible into common stock at $.50 per share. We have commenced discussions with potential senior lenders and guarantors, but to date have not closed on any portion of this senior debt facility. We believe that this senior debt financing can be closed during December 2005. We expect the proceeds of this senior credit facility should allow us to satisfy existing liabilities, complete development work and finish clinical trials on the ProUroScan system, begin commercialization efforts and secure FDA 510k approval for our ProUroScan system. Assuming such FDA clearance is obtained in calendar 2006, we will require additional funding to fully launch the ProUroScan system into the market in calendar 2007.

      We cannot be certain that any required additional financing will be available on terms or conditions favorable to us, acceptable to us, or at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of the $2 million of convertible debt currently proposed (assuming conversion), then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, our development programs will continue to be on hold, further delaying our market entry and we could lose key employees. Ultimately, if no additional financing is obtained, we could be forced to cease operations.

Caution Regarding Certain Developmental, Financial, Regulatory and Operational Risks Associated with Our Business.

There are numerous material financial, developmental, regulatory and operational risks associated with our business. We encourage all shareholders and investors and others to review the risk factors disclosed in our annual report filed on Form 10-KSB on March 31, 2005 for a complete discussion of such material risks. Such risks may include, but are not limited to the following:

o As a development-stage company, we have no operating history, no revenue and our business plan has not been tested. We anticipate incurring future losses throughout at least calendar 2005 and 2006. We need both short and long term funding to operate the Company and pursue its business plans until revenues occur and profitability is secured. No assurance can be given that the Company will ever produce revenue or be profitable.

o     Our products have not been, and may never be, fully developed.

o Even if finally developed, our products may not be commercially viable or receive all necessary regulatory approvals by the FDA or otherwise.

o Even if successfully developed, and approved by the FDA, our products may not be accepted by the marketplace.

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

o We will need additional financing now and in the future; any such financing will likely be dilutive to our existing shareholders.

o We materially rely on consultants and contractors, some of whom have been partially or wholly paid through issuances of common stock dilutive to our shareholders.

o The resale of shares covered by our currently effective SB-2 registration statement has adversely affected, and could continue to adversely affect, the market price of our common stock in the public market, and thus could cause additional dilution when we raise additional equity capital.

o The commercialization of our products may be significantly delayed by governmental regulation; any and all such delays may materially adversely affect the Company and our operations.

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

o We compete with many companies with greater resources than us; we may not be able to compete against companies with greater resources than us, or with any competition.

o Failure to receive third-party reimbursement would likely result in diminished marketability of our products.

o     Our common stock is illiquid and may be difficult to resell.

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

Going Concern

      We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of September 30, 2005, we had an accumulated deficit of approximately $9,661,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

      Item 3. Controls and Procedures.

      We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission; and there has been no significant change in such internal controls or other factors which could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since our most recent evaluation. Nevertheless, due to our limited number of employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. We periodically assess the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions due to the start-up nature of our current operations.

PART II. OTHER INFORMATION.

      Item 1. Legal Proceedings.

      On April 2, 2004, the former President and Chief Operating Officer of ProUroCare Inc., filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. The former officer was a party to an employment agreement with ProUroCare Inc. dated January 1, 2002, and alleged that the Company failed to make payments owed to him under the employment agreement in October 2003. He claimed that this action resulted in a termination without cause and that he is entitled to severance payments under the contract. We disputed as without merit this claim. In 2004, we recorded a reserve provision of $75,000 as a contingent liability in connection with this lawsuit.

      On August 1, 2005, ProUroCare Inc. and the Company agreed to settle the lawsuit with our former officer referenced above to avoid further costs of litigation. Under the terms of the settlement, the Company did not admit any wrong-doing, but agreed to pay a total of $160,000 plus applicable employment taxes in complete settlement of all differences. As of November 11, 2005, the Company has not yet paid the settlement and is in breach of this agreement. The former executive has notified the Company of his intent to move the court to enforce the settlement agreement and enter judgment against the Company for interest, costs and fees, and to issue sanctions against the Company and its litigation counsel. A hearing on these motions has been scheduled on November 17, 2005 in Hennepin County District Court, Minneapolis, Minnesota in response to the Company's failure to pay the amounts due under the settlement agreement.

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On May 13, 2005 we issued 50,000 shares of common stock to a placement agent pursuant to a placement agency agreement. The issuance was made in reliance on exemption from registration provided by under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as we reasonably believed that the investor was sophisticated, that no general solicitation was involved and the transaction did not otherwise involve a public offering.

      On June 15, 2005 we sold 65,790 shares of our common stock to one accredited investor. Net proceeds received from this investment were $50,000. No underwriter was used, and no commissions were paid on the transaction. The sale was made in reliance on exemption from registration provided by under Section 4(2) of the Act, and/or Rule 506 promulgated thereunder, as we reasonably believed that the investor was "accredited" (as defined by Rule 501(a) of the Act), that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

      Effective September1, 2005 we entered into an agreement with Venture Law Resources, PLLC ("VLR"), Bloomington, Minnesota whereby VLR has agreed to serve as our General Counsel. Pursuant to that agreement, we issued 25,000 shares of our common stock as a retainer, in lieu of a customary cash retainer provided to law firms. The issuance was made in reliance on exemption from registration provided by under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as we reasonably believed that the investor was sophisticated, that no general solicitation was involved and the transaction did not involve a public offering.

      On September 14, 2005, we issued a five-year warrant to an investor to acquire 25,000 shares of Company common stock at $0.50 per share in connection with a commercial guaranty of a $100,000 bank promissory note. On October 19, 2005, in connection with this same commercial guarantee, we issued another five-year warrant to the investor to purchase 25,000 shares of the Company's common stock at $0.50 per share.

      On September 21, 2005, we issued a five-year warrant to the lender to acquire 25,000 shares of Company common stock at $0.50 per share in connection with a $100,000 promissory note issued to an individual lender. Also in connection with the promissory note, on October 19, 2005, we issued another five-year warrant to the lender to acquire 25,000 shares of the Company's common stock at $0.50 per share.

      Item 4. Submission of Matters to a Vote of Security Holders.

      Three matters were submitted to a vote at the Annual Meeting of Shareholders held July 12, 2005. The voting results on the three matters considered at the meeting are stated below.

Matter 1: Election of Directors

      The director nominees described in the Company's Proxy Statement were elected as follows:

                                For      Withhold
                             ---------   --------
      Maurice R. Taylor II   7,358,028     32,400
      Michael P. Grossman    7,358,028     32,400
      David F. Koenig        7,358,028     32,400
      Alexander Nazarenko    7,358,028     32,400


Each director has consented to hold office until the next annual meeting of shareholders or until his successor is elected and shall have qualified.

Matter 2: Appointment of Independent Auditors

      The appointment of Virchow, Krause & Company, LLP as Independent Auditors for the 2004 fiscal year was ratified as follows:

      For         Against   Abstain
      ---------   -------   -------
      7,261,428    71,600    25,000


Matter 3: Approval of the Company's 2004 Stock Option Plan

The Company's 2004 Stock Option Plan was approved as follows:

      For         Against   Abstain   Broker Non-Voted
      ---------   -------   -------   ----------------
      5,613,652   109,500   350,000          1,284,876

Item 6. Exhibits

(a) Exhibits

3.1 Articles of Incorporation of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.1 to registration statement on Form SB-2 filed August 3, 2004).

3.2 Amended and Restated Bylaws of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.2 to annual report on Form 10KSB filed March 31,
        2005).

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

10.3 Placement Agency Agreement between Stonegate Securities, Inc. and ProUroCare Medical Inc., dated April 11, 2005 (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10QSB filed August 22,
        2005).

10.4 Change in Terms Agreement between Venture Bank and ProUroCare Inc., dated July 2, 2005 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10QSB filed August 22, 2005).

10.5 Memorandum of Understanding between ProUroCare Inc. and Urologix, Inc. dated July 27, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 2, 2005).

10.6 Sublicense agreement between ProUroCare Inc. and Urologix, Inc. dated July 27, 2005 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 2, 2005).

10.7 Amendment #1 dated July 27, 2005 to License Agreement by and between ProUroCare Inc. and Rensselaer Polytechnic Institute dated July 13, 2001 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed August 2, 2005).

10.8 Final Settlement Agreement and Unconditional Release between Todd E. Leonard ("Leonard"), and ProUroCare, Inc. dated August 1, 2005 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed August 2, 2005).

10.9 Promissory Note in the amount of $100,000 issued by ProUroCare Inc. in favor of Venture Bank, dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 20, 2005).

10.10 Promissory Note in the amount of $100,000 issued by ProUroCare Inc. in favor of Roman Pauly and Maryjo Pauly, dated September 21, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 27, 2005).

10.11 Promissory Note in the amount of $300,000 issued by ProUroCare Inc. in favor of Venture Bank, dated October 20, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 25, 2005).

10.12 $150,000 Commercial Guaranty of Ronald S. Musich, dated October 20, 2005 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed October 25, 2005).

10.13 $150,000 Commercial Guaranty of Adrian T. Johnson, dated October 20, 2005 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed October 25, 2005).

31.1    Rule 13a-14(a) Certification of Chief Executive Officer

31.2    Rule 13a-14(a) Certification of Chief Financial Officer

32      Section 1350 Certification


SIGNATURES

      Pursuant to the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ProUroCare Medical Inc.

Date: November 14, 2005                       By: /s/ Maurice R. Taylor II
                                                 ------------------------------
                                              Name: Maurice R. Taylor II
                                              Title: Chairman and Chief
                                                     Executive Officer

Date: November 14, 2005                       By: /s/ Richard Thon
                                                 ------------------------------
                                              Name: Richard Thon
                                              Title: Chief Financial Officer