Form 10KSB
period 2005-12-31
ProUroCare Medical Inc.
filed 2006-03-31
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 333-103781

ProUroCare Medical, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1212923
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

One Carlson Parkway, Suite 124, Plymouth, MN	55447
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       952-476-9093

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b of the Exchange Act).    Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)                              $9,311,941 as of March 10, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

14,199,260 Common shares at March 10, 2006

Transitional Small Business Issuer Format (check one):    Yes ☐         No ☒

INTRODUCTORY CAUTIONARY STATEMENT

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based management’s current beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of ProUroCare Medical, Inc. and its subsidiaries (the “Company”, “we”, “us”, or “our”) set forth under the heading “Management’s Discussion and Analysis or Plan of Operation” And elsewhere in this Annual Report  Forward-looking statements also include statements where the words “may,” “will,”, “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” or similar expressions are used.  Forward-looking statements are not guarantees of future performance. Our future actual results and shareholder values will likely differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.  See “Risk Factors Associated with Our Business, operations, and Securities.”

TABLE OF CONTENTS

ITEM 1:	DESCRIPTION OF BUSINESS

ITEM 2:	DESCRIPTION OF PROPERTY

ITEM 3:	LEGAL PROCEEDINGS

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6:	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7:	FINANCIAL STATEMENTS

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ITEM 8A:	CONTROLS AND PROCEDURES

ITEM 8B:	OTHER INFORMATION

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10:	EXECUTIVE COMPENSATION

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13:	EXHIBITS

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

History of Company; Overview

See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES”, page 16.

The Company (formerly known as Global Internet Communications, Inc.) was organized on February 26, 2003 as a Nevada corporation.  Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 5, 2004 (the ”Merger Agreement”), by and among the Company, GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of the Company (“Acquisition Co.”), and ProUroCare Inc., a privately held Minnesota corporation (“PUC”), Acquisition Co. merged with and into PUC, with PUC remaining as the surviving company and a wholly owned operating subsidiary of the Company (such transaction is hereinafter referred to as the “Merger”).  The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State.  The Company entered into the Merger to acquire the business of PUC.  At the time of the Merger, the Company had no material assets or liabilities, and since its formation in February 2003 had not begun operating activities.

Effective upon the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of PUC common stock issued to the Company.  Simultaneously, the former shareholders of PUC common stock received an aggregate of 9,603,003 shares of common stock of the Company, representing approximately 82.1% of the Company’s common stock outstanding immediately after the Merger.  As a result of the Merger, PUC is now a wholly owned operating subsidiary of the Company, and PUC’s business is the Company’s sole business enterprise.  On April 26, 2004, the Company changed its name to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law.  On May 5, 2004 the Company’s trading symbol on the Over-The-Counter Bulletin Board changed to “PRRC.”

We are engaged in the business of developing and marketing innovative products for the detection and treatment of male urologic prostate disease.  PUC was initially founded as a Minnesota corporation by shareholders of Clinical Network Inc. (“Clinical Network”) in August 1999.  Clinical Network was originally established in 1990 for the purpose of pursuing treatments for stress urinary incontinence in women.  In July 2001, Clinical Network began collaborating with CS Medical Technologies, L.L.C. (“CS Medical”), a developer of microwave treatment technology for prostate and cardiology treatments, for the development of products for the male urology market.  PUC’s business plan and operations began at that time by bringing together the capabilities and expertise of Clinical Network in the urological field with the minimally invasive microwave therapy technology developed by CS Medical to treat prostate disease.  PUC acquired the rights to this technology by a license, which covers all of CS Medical’s technology, know-how, and patents related to urologic disorders that may be detected or treated using a catheter-based microwave technology.  CS Medical’s technology allows the user to direct microwave energy emitted at the end of a catheter in a specific direction, which is believed to be a distinct advantage in the possible treatment of prostate disease.  Further development and clinical studies will be required to bring this technology to market.  The license required that PUC achieve a certain level of new capital investment in 2002, which was accomplished, and pay royalties based on one-half percent of the amount by which net sales of products using this technology exceeds $500,000 per quarter.

Also in July, 2001, PUC obtained an exclusive worldwide license relating to an imaging system developed by Rensselaer Polytechnic Institute (“RPI”) that allows one to monitor microwave therapy changes to tissue in real time.  The agreement with RPI covers all of RPI’s intellectual-property rights, including its patent rights, to its electrical impedance tomography technology in the field of diagnosis and treatment of urological and liver conditions.  The agreement required PUC to make two $25,000 payments, which have been made, and calls for royalties ranging from 1 to 3% of sales, depending on specific application of the technology, with minimum royalties of $20,000 per year beginning in July, 2005.  The license with RPI was amended on July 27, 2005 to allow PUC to sublicense the technology and requires PUC to initiate an FDA approval process on the imaging system by July 13, 2008.

In January 2002, PUC purchased certain assets (furniture and equipment) from Profile L.L.C. (“Profile”) and obtained a license from Profile providing for worldwide exclusive rights to its prostate imaging system and related patented technology.  The field of use for the exclusive license is limited to the diagnosis and treatment of enlarged prostate, prostate cancer, or other conditions of or disorders of the prostate which may be diagnosed, imaged, or treated using any diagnostic or imaging process.  The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology or the date that the Company permanently ceases the sale of devices using the technology.  The license requires royalties ranging from 1.05% to 3.05% of defined revenues.  Profile’s imaging system had been acquired by Profile from ArMed, where the technology had been developed by Dr. Armen Sarvazyan.  At the time PUC acquire the technology, working prototypes of the system had been assembled, and clinical studies demonstrating its capabilities had been performed.  In 2004, the Company entered into research and development agreements with Dr. Sarvazyan’s company, Artann Laboratories, Inc. (“Artann’) to continue development and produce a limited number of pre-clinical systems.  See “Plan of Operation – Liquidity and Capital Resources” and “Description of Business – Research and Development.”  Our rights and obligations under the licenses from Profile, CS Medical and RPI are more fully described below under the caption “Intellectual Property.”

In 2002 and early 2003, PUC continued to pursue the development of the technologies licensed from Clinical Network, CS Medical, Profile and RPI, and developed technology internally for which a patent application has been filed.  PUC began development of a next-generation prototype system for its proposed initial product, the ProUroScan, under contracts with Minnetronix, Inc. and Resistance Technology Inc.  This activity was largely funded by a private placement of $1.1 million completed in 2002.  When this funding was exhausted, development activity was largely curtailed during 2003 while the Company sought additional funding.  In July 2004, after completion of the Merger and closing of the private equity offering, we resumed development activities, and entered into a development agreement with Artann to develop pre-clinical systems.

On July 27, 2005 we entered into an agreement with Urologix, Inc. (“Urologix”) to co-develop new products utilizing our electrical impedance tomography (“EIT”) technology. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix’ existing thermal therapy systems. The parties expect the project to require several phases of research, testing and development, for which they have agreed to equally share the development cost.  If the development of the modules is successful, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement.

During 2005, we were again forced to limit development activities while we pursued the funding needed to complete our product development.  As funds have become available to us in early 2006 from these financing efforts, we have re-launched our development efforts aimed at achieving FDA clearance of our ProUroScan device by mid 2007.

The Disease

Prostate disease is a persistent disease with a dramatically increasing prevalence.  It is currently estimated that over 100 million digital rectal examinations are performed each year to assess for or monitor prostate disease and that over 23 million men in the United States, Europe and Japan suffer from moderate to severe symptoms of prostate disease.  Benign prostatic hyperplasia (“BPH”), commonly known as “enlarged prostate,” is the most common male urological disease.  BPH dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns.

Initial Product Offerings

ProUroScan ™ System Description.

Our initial product is the ProUroScan system, developed and designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination for disease diagnosis.  Such diagnosis is currently accomplished by means of a digital rectal examination (“DRE”).  A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the rectal channel to feel or palpate the prostate gland for abnormalities.  The clinician must rely on his or her experience and the sensitivity of their finger to estimate the size of the prostate and detect hardness or abnormalities within the prostate that may indicate the presence of potentially life-threatening disease.  The ProUroScan is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of soft-tissue abnormalities within the prostate.  We believe that the ProUroScan will enable a physician to detect abnormalities in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results.

The ProUroScan imaging system is being designed to detect certain abnormalities that may be missed by other diagnostic techniques.  These abnormalities include areas on the surface or within the prostate where the tissue has a different level of elasticity or stiffness when compared with the rest of the gland, which can be precursors to a more clearly defined hardened area or nodule.  The ProUroScan offers the advantage of being able to create an electronic record that can be stored within the system, printed and used for comparisons with new images created at a later date.  No such electronic records or color images are possible when performing a traditional DRE.

The ProUroScan system consists of a probe, a central processing unit containing proprietary image construction algorithms, a computer with color monitor and keyboard, a color printer, and single-use disposable sheaths to cover the tip of the probe.  The ProUroScan probe is specially designed for the rectal anatomy to minimize discomfort.  It is ergonomic for the clinician and similar to a traditional DRE for the patient.  The probe utilizes pressure sensors located on the face of the probe head to palpate the prostate.  The probe’s positioning system ensures that the person administering the test examines the entire surface of the prostate, and assists prostate image construction.

The probe attaches to the central processing unit which converts the information from the probe sensors with proprietary algorithms and then translates the data into a multicolor image on the monitor.  A standard diagram of the prostate will appear on the monitor along with a special cursor enabling the clinician to know where the probe is located within the patient’s body and to guide him or her across the posterior surface of the gland.

To perform a test, the clinician must first place a single-use disposable sheath over the probe head and shaft and cover it with a lubricant.  The tip of the probe is then inserted into the patient’s rectal channel and palpates the prostate.  As the prostate is palpated, a color image of the prostate is produced and displayed on the computer monitor, along with indicators of the amount of pressure being applied to help guide the clinician.  Differences in tissue stiffness and elasticity will be depicted on the monitor in different colors.  Total testing time for a healthy prostate should be under one minute.

Ideally, the ProUroScan will be administered by a trained clinician on all patients in need of a prostate exam. Standardizing the procedure using the ProUroScan mechanical imaging device should minimize the differences in abilities between physicians in this otherwise subjective procedure.  We expect the system will also be more sensitive and have the ability to detect abnormalities that the normal human finger cannot detect, thereby improving the quality of the diagnostic process.  It will also enable physicians to literally see the differences in tissue elasticity or stiffness on the color monitor instead of a traditional DRE that is “blind” and relies exclusively on the clinician’s sense of touch.  The system will create a hard copy of the prostate diagnostic procedure which can be placed into the patient’s file. This will be advantageous for the physician on multiple fronts, as it gives the physician the ability to compare and contrast the patient’s results from exam to exam, and to get second opinions on the patient’s status in regards to the diagnosis.

We believe the ProUroScan is truly unique in the market.  The closest comparison can be made to an examination using a transrectal ultrasound device.  Transrectal ultrasound (“TRUS”) is a test that uses a rectal probe and sound wave echoes to create an image of the prostate gland, thus allowing visual inspection for abnormal conditions.  Although well established as a highly accurate test, TRUS is used primarily as a guide for prostate biopsies, and is seldom used as a screening test.  It is a very expensive test, costing hundreds of dollars each, difficult to interpret, and requires approximately 20 to 40 minutes to perform.  The ProUroScan uses mechanical imaging rather than sound waves echoes, has a probe that is smaller than that of an ultrasound probe, will be performed in less than one minute, and at a much lower cost.  The results of the test are displayed in color, making the results of the diagnostic test easy to interpret.

We anticipate that the majority of its revenue will be generated by usage fees based on consumption of proprietary disposable sheaths and/or probe tips.  The systems themselves likely will be placed in clinics under a variety of programs, including operating leases, financing leases, outright sale, or placements paid for by premiums paid on the usage of the system.

We intend to position this product as an adjunctive test to DRE and Prostate Specific Antigen (“PSA”) blood tests, which have low sensitivity and specificity and cannot be documented with color images.  The ProUroScan will be marketed towards primary care physicians and urologists.  We believe the ProUroScan will help ensure that primary care physicians screen more effectively and quickly refer appropriate patients to urologists for more definitive testing.

The ProUroScan is currently in product development stage.  The design specifications are nearly finalized and performance characteristics are generally known.  Further development work in the areas of positioning system refinement, software, user interface, and sensor production, among others, must be completed before the system can be commercialized.  As discussed below, earlier versions of the system have been tested with positive results.

Feasibility of ProUroScan - Preliminary Lab Studies.

Two working prototype ProUroScan systems were assembled to prove the feasibility of the device, to perform clinical studies, and to provide a means to test and develop future systems.  Initial lab studies with the prototypes have demonstrated quantifiable positive results.  During testing, a number of researchers were asked to palpate different anatomically correct prostate models or “phantom” prostates through an intermediate layer of soft silicone and record their observations.  These phantoms contained nodule(s) of various sizes at various depths and locations within the prostate. Multiple operators and multiple phantoms were used to collect data to assess the accuracy and precision of the system.  Specific parameters including width and length of the model, presence and location of nodules, and asymmetry of the model were noted.  The ProUroScan was then used to examine the models, and in some cases found nodules more accurately than the human finger, suggesting the opportunity for earlier detection of prostate disease.

ProUroScan Research and Development Status.

We anticipate that we will spend $2.5 million to $2.6 million on research and product development, including clinical trials, over the next 12 months.  Our efforts in this regard will be primarily focused on completing the ProUroScan system and preparing for commercialization.  We estimate that over the past four years, we have spent approximately $2.6 million on research and development activities, including approximately $413,000, and $838,000 during the years ended December 31, 2005 and 2004, respectively.  Much of this work was performed under contracted research and development agreements with third parties; approximately $2.0 million of the $2.6 million spent on research and development activities over the last four years was so contracted.

Currently, two development agreements exist between ProUroCare and Artann. Under the first agreement, the “Development Agreement,” Artann developed two working, pre-clinical ProUroScan systems.  These development-level systems were delivered to ProUroCare in late November 2004.  ProUroCare paid Artann $180,000 for this development work in 2004.

Under the second agreement, called the “Research and Development Agreement,” Artann is to be a research and development partner to the Company, supporting the further development of the ProUroScan and other to-be-determined technologies in the urologic field.  Any intellectual property and know-how resulting from the advancement of the ProUroScan under this agreement will be assigned to ProUroCare.  For its role, Artann will receive a total of $250,000 (plus incentives as explained below) payable upon certain milestone events.  A payment of $50,000 was made to Artann upon the execution of the agreement in July, 2004.  In December, 2004 the Company paid Artann $110,000 following the shipment of the ProUroScan prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule).  On May 6 and June 6, 2005, Artann filed additional patent applications relating to a new probe positioning technology, for which the Company will pay Artann $50,000.  Artann will also receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, similarly issuable upon certain milestone events.  Of these warrants, warrants for the purchase of 100,000 shares were issued upon the execution of the agreement, and warrants for the purchase of 200,000 shares were issued in December 2004.  The warrants are exercisable at a per-share price of $2.00, and were expensed as research and development expenses.  The final 200,000 warrants are to be issued, contingent on the delivery of a system ready for clinical trials, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement.  To date, we believe the systems we have received do not meet our criterion, and we are working with Artann to confirm this assessment; accordingly, we have not issued the final 200,000 warrants.

In March, 2006 we engaged Devicix, LLC of Chaska, Minnesota, a firm that provides electrical, mechanical, biomedical, and software engineering services to established and early-stage medical device companies.  We expect this firm will assist us in transferring technology from Artann’s system, place design documentation under an FDA compliant quality control system, complete the design documentation required to submit an FDA request for product clearance, perform verification and validation testing including certification of safety to medical device standards, and prepare a documentation package including the definition of assembly instructions and quality control processes for transfer to manufacturing.

Pre-Clinical Trial and Regulatory Status.

Initial human clinical testing of the ProUroScan system began in 1998 with a series of patients that were studied at the Robert Wood Johnson Medical Center in collaboration with Artann.  The results of this first study were presented by the Division of Urology and the Department of Pathology in an article published in the September issue of the Journal of Urology (Vol. 60).  A second series of studies were conducted in February 2000, at the Veteran’s Administration Medical Center in Minneapolis/St. Paul, Minnesota (“VA”) and at the Grand Strand Urology Clinic in Myrtle Beach, South Carolina (“Grand Strand”).  During these trials, traditional DRE and PSA tests were performed on all patients.  In addition, patients with suspicious test results were often referred for prostate biopsy and in some cases, radical prostatectomies were performed.

In the initial 1998 trials, mechanical imaging was capable of detecting areas of heterogeneity in prostate tissue which correlated with cancer.  The results of the imaging correlated closely with nodules palpated in all specimens and in one, it revealed a suspicious area undetected by palpation but which was subsequently verified on histological analysis.  Mechanical imaging also confirmed the absence of nodules in a control group of patients that had negative biopsy results.  The findings from this initial study provided the basis for the development of more advanced mechanical imaging systems and probes.

In the second series of patients evaluated at the VA and Grand Strand in 2000, a more refined imaging system was used with an improved sensor probe.  A total of 19 patients were evaluated and the results compared to DRE and PSA testing. In the VA series, the imaging system clearly differentiated between patients with a known nodularity and those without.  The system was also able to detect the relative size of the prostates within an acceptable degree of accuracy.  Researchers also reported that the system was able to detect and process patient data from locations deeper that a normal DRE examination.  Based on the results of the current clinical trials, the Company is pursuing additional clinical information that will permit continued assessment and comparisons of patient DRE, Prostate MI and TRUS data.  The results of these studies were very positive, but they have not been confirmed by an independent study.  Our targeted customers may not accept our interpretation of these results and may require independent verification.

We are currently in the process of establishing a series of labeling claims reflecting the current needs of the market and the capabilities of the system.  Given that the system will be capable of providing physicians with a number of different outputs, we are attempting to create a regulatory strategy that will enable us to begin marketing a basic system and then expand the labeling claims to incorporate more sophisticated features as they are developed and validated in clinical studies.  The advantage of this approach is that it allows us to minimize the time it will take to obtain FDA approval and to begin commercializing an operational system sooner.  Having systems in place will also be important in assessing future enhancements while physicians are using it in actual clinical practice.

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map of the prostate as an aid to document palpable lesions identified during a clinical prostate examination.  Based on the scope of this claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510K application, or be evaluated under the FDA’s de novo process.  Following completion of the remaining engineering and development efforts on the current system, a small pre-clinical study will be conducted to ensure that all design criteria and operating requirements of the system have been achieved.  Systems will then be placed in a select number of major medical centers that will screen patients and collect data for the FDA submission.  It is anticipated that the FDA clinical studies will require approximately two to three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  Centers participating in the study will be required to obtain approval from their Institutional Review Board (“IRB”) to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScan studies at the Minneapolis/St. Paul Veteran’s Administration Medical Center and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.

The actual number of patients that will be studied and the specific clinical protocol that will be followed will be significantly impacted by a meeting that we anticipate having with the FDA during 2006, prior to conducting clinical trials.  At that meeting we will present information about the product and all relevant and laboratory testing data.  We will also propose a strategy for validating our labeling claim and a clinical protocol that all investigative centers will be expected to follow, with the goal being to obtain enough clinical data to have sufficient confidence that the system will perform as defined in the product labeling.

Assuming the path outlined above is acceptable to the FDA, of which no assurance can be given, we expect to make a formal submission to the agency shortly after completion of the clinical study.  Recently published FDA statistics indicate that the average time from receipt of a 510K application to final action is 65 days, with 90% completed in less than 180 days.  Based on this data, assuming that the results of the clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 – 180 days after the 510K application is filed.  Such concurrence will allow us to begin active marketing of the ProUroScan system within the United States.

As new and more enhanced product features are developed, the Company plans to file additional submissions with the FDA and to obtain expanded labeling claims.  Depending on the exact nature of these claims, the approval process may require more extensive clinical studies and possibly a full pre-market approval (PMA) application.  Such an application will likely take significantly more time and be more comprehensive than the 510K approval process.  The 510K and de novo filing processes are described in more detail in the “Government Regulation” section, below.

Simultaneous with the FDA submission, we expect to apply for a CE (Conformité Européene) mark, a mark displayed prominently on products indicating compliance with the European regulatory directives.   Products bearing the CE mark may be sold freely throughout all countries within the European Union.  We will utilize the services of a notified body such as TÜV (Technischen Überwachungsvereine or Technical Inspections Organizations), a German company specialized in meeting European regulatory directives, to obtain CE mark approval.  It is believed the CE mark approval process will be similar in duration to the FDA 510K process, or approximately six months.

Therapeutic Products

In addition to our ProUroScan technology, we have secured licensed rights to technology that offers significant enhancements to existing treatments of BPH, prostate cancer, and other urologic applications.  These technologies are covered by patents held by the licensors—see “Intellectual Property” below.  We are not aware of any patents held by others that would present any uncertainties regarding the protection of our intellectual-property rights.

On July 27, 2005, we entered into a Memorandum of Understanding (the “MOU”) with Urologix, Inc. (“Urologix”) pursuant to which the parties will co-develop new products utilizing ProUroCare’s electrical impedance tomography (“EIT”) technology. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix’ existing thermal therapy systems.  The parties expect the project to require several phases of research, testing and development, the first three phases of which are projected to cost approximately $550,000 over the next 18 to 24 months.  ProUroCare and Urologix have agreed to equally share in the development costs of these phases.  The MOU will continue in effect for a five-year period following the date on which the Federal Drug Administration first approves a Urologix EIT urology product for sale in the United States. If the development of the modules is successful, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement.

Current microwave thermal therapy treatment utilizes a catheter that is inserted into the patient’s urethra.  The catheter contains an antenna that radiates microwave energy in an omni-directional, 360° pattern.  The tissue of the prostate absorbs this energy and heat is inductively generated to increase the temperature above 45° C, which is necessary to cause necrosis of the tissue.  After this tissue dies and is eliminated by the body, the enlargement of the prostate is reduced, restoring urine flow.  The clinician is unable to monitor the migration of heat within the prostate, which means that either too much energy may be applied, potentially causing collateral damage to adjacent healthy organs, or too little energy may be applied, limiting its therapeutic effectiveness.

We believe that our unique and proprietary EIT technology will be a significant advancement to thermal therapy.  EIT is an imaging technology in which an image of the conductivity or resistivity of part of the body is inferred from surface electrical measurements.  The heating that occurs during a thermal therapy procedure produces a change in the local conductivity or resistivity throughout the treatment volume.  These local changes in the electrical properties of the tissue will be measured by a system of miniature electrodes placed on the patient’s body, and a rectal probe, all of which connect to an electronically controlled low-frequency power supply.  Each individual electrode will receive a specific current and electronically measure all the possible induced voltages among the electrode array.  An inversion algorithm is then employed to create a real-time image of the thermal pattern.

The EIT system will be assembled into modules that will be compatible with, and added on to, Urologix’ existing thermal therapy systems.  The modules will include a low-frequency power supply, electrodes, a rectal probe, monitor and software containing the proprietary algorithms.  The upgraded systems will continue to utilize transurethral microwave catheters to generate the heat necessary to cause necrosis.  This system will enable urologists to observe the real-time migration of heat through the prostate during treatment and adjust the amount of energy applied in order to protect the urethral tissue and adjacent organs.  This information and increased energy efficiency will also help to minimize damage to healthy tissue.

We have also licensed technology that will allow us in the future to develop a focused-beam microwave array based on our licensed technology.  We expect that such a focused-beam array will enhance the safety and efficacy of microwave-based thermal therapy treatments by allowing the treating physician to direct treatment in a much narrower (approximately 45°) pattern rather than the unfocused 360° pattern of current systems, and to control the depth of treatment.  This will enable the physician to selectively treat an area of the prostate, and spare healthy tissue, helping to avoid damaging the rectal wall and adjacent organs.  Because the energy applied will be more focused, less total energy can be used during treatment.  Lower energy levels are believed to reduce collateral damage to surrounding tissues when treating a patient and are therefore believed to be a safer way to treat patients than microwave systems currently being used.

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

Competition

Prostate Imaging.

We are not aware of any competitive product currently being sold based on the same technological features as the ProUroScan.  Nonetheless, we expect competition to intensify in the market for prostate diagnosis and screening.  Currently available diagnostic methods that are expected to compete with the ProUroScan include the traditional DRE and the Prostate-Specific Antigen (PSA) test.  We believe that we can be competitive in the prostate-imaging market due to our strong patent position and anticipated ability to deliver high-quality imaging/screening devices and results.  We anticipate that our systems and tests will be very cost effective, with system costs expected to be less than $15,000 and per test disposable costs in the range of $12 to $15.

•      Digital Rectal Examination (DRE):  A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the rectal channel, primarily to feel or palpate the prostate gland for abnormalities.  The clinician must rely on their experience and the ability of their finger to estimate the size of the prostate and to detect hardness or nodules within the prostate that might indicate the presence of potentially life-threatening disease.  We believe that some physicians may view our ProUroScan system as an unnecessary expense when compared to the negligible cost of a latex glove and lubricant, and may argue that they obtain accurate information when palpating with their finger.  We believe the ProUroScan will ultimately gain acceptance because it offers distinct advantages in prostate screening compared to the standard DRE:

•  it will be more sensitive and able to detect smaller nodules or tissue abnormalities on the surface or within the prostate;

•  it will not be affected by anatomic anomalies or obesity that now prevents physicians from fully palpating the prostate in a significant percentage of their patients;

•  it will produce a real-time color image of the prostate;

•  it will enable physicians to electronically store and compare the test results in patient files; and

•  the test will be standardized, minimizing the differences in technique and experience of clinicians.

We expect that the ProUroScan system’s sensitivity, standardization, and ability to electronically store images will allow physicians to observe changes in the prostate over time more accurately.  This is a significant capability for those BPH patients taking medication to reduce the size of the prostate, and for monitoring changes in patients that have early clinical indications of prostate cancer.

The ProUroScan’s capability is limited to the examination of the prostate, and will not detect other conditions unrelated to the prostate that a physician may detect in the course of a standard DRE, such as internal hemorrhoids, rectal cancer, stenosis (narrowing of the rectum), and a typical sphincter tone that may suggest neurological pathology.

•      Prostate-Specific Antigen (PSA):  The Prostate-Specific Antigen test (“PSA test”) is a blood test used to detect and quantify PSA, a substance produced only by the prostate.  This test only screens for cancer and does not provide any indication to the physician regarding the size of the prostate or the presence of any other tissue abnormalities.  The PSA test is a screening tool usually used in conjunction with a traditional DRE.  An elevated PSA result does not necessarily mean a patient has prostate cancer nor does a normal PSA mean a patient does not have prostate cancer.  A meaningful number of false positive PSA tests occur, leading to unnecessary diagnostic procedures, such as biopsy.  It is also assumed that false negative PSA test results on these patients occur.  We believe diagnostics companies are working to develop tests with improved sensitivity and specificity to reduce the number of false positives and false negatives.  Improved PSA tests must be considered a competitor to the ProUroScan.

Other modalities that are available, but utilized on a very limited basis for screening applications, include TRUS, magnetic resonance imaging (MRI), computed tomography (CT) and nuclear medicine (NM).

•      Transrectal Ultrasound (TRUS):  Transrectal ultrasound is a diagnostic imaging tool that is used to guide prostate biopsy to determine if cancer exists.  It is employed primarily by urologists following the referral of a patient that has been screened by a primary care physician using DRE and PSA.  When suspicious finding occur TRUS is used to guide the position of the biopsy needle prior to taking a core sample of tissue.  TRUS is not considered a primary screening tool (American Urologic Association) and is more costly and difficult to operate for most physicians.  We believe that ProUroScan will be much easier to operate requiring significantly less training.  It will also be less costly to acquire and maintain in a traditional medical office setting.

•      Magnetic Resonance Imaging (MRI):  MRI is effective in providing high contrast, high-resolution images of anatomy deep inside the human body.  Nevertheless, full-sized, high-field strength MRI systems may cost $1 million to $1.5 million, with smaller, lower-field strength magnets ranging from $700,000 to $1 million.  Dedicated limited-purpose units for such applications as prostate evaluation, orthopedics or breast imaging have been developed but have not yet been shown to be commercially viable.  Thus, MRI is currently too expensive to use for prostate-disease screening.

•      Computed Tomography (CT):  CT involves placing the patient inside of a rotating array of X-ray detectors subjected to multiple x-rays, which are analyzed and processed into a series of cross-sectional images of the body and then reconstructed to form a computerized three-dimensional image (like loaf of bread comprised of multiple “slices”).  CT can be effective in prostate imaging, but CT equipment is expensive (approximately $500,000); transrectal ultrasound (TRUS) is generally preferable in terms of time and cost-effectiveness.

•      Nuclear Medicine (NM):  NM involves the injection into the body of radioactive isotopes which emit radiation that is detected and analyzed by a dedicated computer.  NM is highly effective in staging of soft-tissue tumors. NM is not suited as a mass-screening device, although NM can be used for later-stage prostate cancer assessment.  NM equipment is also very expensive ($1.9- $10.0 million), and therefore not a very cost effective screening tool.

Therapeutic Products.

Our anticipated therapeutic products will be intended to provide significant enhancements to existing thermal-therapy devices.  Once developed, we anticipate they will be sold to companies that utilize catheter-based microwave energy to treat BPH and certain prostate cancers.  Competition in the BPH treatment market for therapeutic products in which these companies compete is intense and expected to increase.  We believe that the principal competition in this area will come from both surgical and non-surgical therapies.  Surgical therapies include transurethral prostatectomy (“TURP”), transurethral incision of the prostate (“TUIP”) or alternative surgical procedures for vaporizing prostate tissue using laser or radio frequency (“RF”) energy.  Non-surgical alternatives include drug therapy and emerging less invasive and more specific technologies.

•              Surgical Treatments for BPH:  Surgical treatments for BPH typically use various means to completely remove the prostatic urethra along with a substantial portion of the diseased tissue within the prostate.  Approximately 1.0 million prostatic surgeries were performed worldwide in 2002, of which 195,000 were performed in the United States according to the 2002 National Hospital Discharge Survey published by the Center for Disease Control.  The most common surgical procedure for the treatment of BPH is TURP, whereby a rigid instrument is inserted into the patient’s urethra and through which the surgeon passes an electrosurgical loop that is used to remove the urethra and the diseased tissue within the prostate.  While TURP results in a dramatic improvement in urine flow and a reduction in the AUA Symptom Score (a standardized questionnaire developed by the American Urological Association to assess the severity of urological discomfort symptoms men are experiencing) a significant number of patients experience serious complications.  Complications as described in the AUA Guideline on the Management of Benign Prostatic Hyperplasia (2003) include ejaculation problems, (65% of patients), erectile dysfunction (10%), excessive hemorrhaging requiring transfusion (8%), urethral stricture (7%) infection (6%), hematuria or blood in the urine (6%), and long-term incontinence (3%).  There has been a steady decline in the numbers of TURP procedures being performed in the U.S.  Three other prevalent procedures are TUIP, transurethral vaporization of the prostate (“TVP”), and laser-assisted prostatectomy.  In TUIP, a surgeon inserts an instrument into the urethra that is able to make incisions in the prostate where it meets the bladder.  Because of the circular muscle fibers running around the prostate, the TUIP allows the bladder neck to spring open and urine to flow freely.  During a TVP procedure, a surgeon inserts an electrode into the urethra which generates enough heat to vaporize the tissue constricting the urethra.  During a laser-assisted prostatectomy, a surgeon uses a laser inserted into the urethra to destroy tissue constricting the urethra.  While these alternative surgical treatments have been effective in reducing some side effects associated with TURP, such as reduced risk of blood loss, they still remove or damage the urethra, require general or regional anesthesia and are performed in an operating room.

•              Drug Therapy:  Drug therapy for BPH has been available in the United States since 1992, when the FDA approved the marketing of four orally administered pharmaceutical products.  By 1996, drug therapy for the treatment of BPH symptoms was being administered to approximately 1.5 million men in the United States.  By 2000, according to The National Institute of Diabetes & Digestive & Kidney Diseases, 2.2 million prescriptions written for drugs to treat BPH.  In addition, combination therapy using alpha blockers and 5 –alpha reductase inhibitors has proven beneficial.  We believe the dramatic growth of drug therapy in the short period since FDA approval can be attributed to extensive drug company marketing, resulting in increased patient awareness, and the desire of these patients for effective treatments which have less severe complications and side effects than currently available surgical procedures.  Some of the adverse common side effects to drug therapy as described in the AUA Guideline on the Management of Benign Prostatic Hyperplasia (2003) are: dizziness (15%), headache (12%), stuffy nose (11%), stomach/intestinal (11%), erection problem (8%), and decreased sexual desire (5%).

•              Less-Invasive BPH Treatments:  In an effort to eliminate hospitalization and the complications arising from surgical treatments, other technologies have been developed, or are under development for the treatment of BPH.  Two of these technologies are interstitial radio frequency therapy (“RF”), which is currently being marketed in the United States, and interstitial laser therapy, which has only been recently approved for commercialization in the United States.  In an interstitial therapy procedure, a rigid scope is inserted into the patient’s urethra and either needle electrodes or laser fibers pierce the urethra and are advanced into the lobes of the prostate.  RF or laser energy is then delivered, causing necrosis of the surrounding tissues. Due to the limited amount of tissue necrosis caused by each electrode or laser fiber, multiple punctures of the urethra are required in order to coagulate a sufficient amount of tissue.  While these procedures are designed to be performed in approximately 30-45 minutes with local anesthesia, we believe that intravenous sedation or regional anesthesia will be required in most patients due to the need to repeatedly puncture the urethra and manipulate the large, rigid instrument in the urethra.  As a result, we believe that it will be difficult to consistently perform interstitial therapies in an office setting, and that its therapeutic products will therefore be a cost-effective alternative.

In addition to the competitive treatments discussed above, we are aware of other companies that have developed or are developing technologies for BPH treatment.  These technologies include stents (a tube-shaped structure that holds the urethra open enabling urine to pass more freely), dilation balloons (a small balloon introduced into the urethra and then inflated to relieve the prostate’s pressure on the urethra), transurethral and transrectal hyperthermia (heating the prostate, either through the urethra or the rectum, to a point that causes necrosis of the tissue and relieves the pressure on the urethra), and high-intensity focused ultrasound (a method involving the heating of the prostate sufficiently to cause tissue necrosis using ultrasound waves).  We expect that competition in the BPH field will be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness, continued Medicare reimbursement, acceptance of the procedure by physicians, healthcare payors and patients, marketing and sales capabilities, and third-party reimbursement policies.

Intellectual Property

Our objective as a medical device company is to effectively and aggressively obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets and licenses, and operate without infringing the proprietary rights of other parties both in the United States and in all other countries where we may do business.  Our policy is to actively seek to obtain, where appropriate, the broadest intellectual-property protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements, licenses, and patents, both in the United States and throughout the rest of the world.  We have, to date, licensed the rights to 20 U.S. patents and two U.S. patent applications, and in addition have made one U.S. patent application for intellectual property that we own. In addition, we have applied for patents in Japan and several European countries.

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

We license from third parties various intellectual properties essential to its business.  The significant intellectual-property rights we license include:

•              Certain rights associated with prostate-imaging systems and related patented technology, from Profile. These rights include the rights to patents covering methods and devices for palpation and mechanical imaging of the prostate (patent expires in 2019), real-time mechanical imaging of the prostate (patent expires 2021), and a method for using a transrectal probe to mechanically image the prostate gland (patent expires 2017).  We are pursuing two patent applications covering these rights outside of the United States.  Together, the technology licensed from Profile is the basis for the imaging technology used in our ProUroScan product.  The license requires that we report our development activities to Profile each year and to pay for ongoing patent prosecution and maintenance costs.  The license requires no specific expenditure level to remain in force.

•              Certain rights associated with minimally invasive microwave therapy for the treatment prostate disease from CS Medical, including rights to two patents covering medical hyperthermia treatment and diagnosis using microwave devices (patents for both of which expire in 2019), microwave balloon angioplasty (patent expires 2009), and a microwave heat pipe array for hyperthermia (patent expires 2019).  We also have rights to a patent application for treatment of prostatic tissue that is pending in Europe.  Together, the technology licensed from CS Medical is the basis for our proposed focused-beam microwave therapy product.  This license requires that we report our development activities to CS Medical each year, but requires no specific level of development expenditures.

•              Certain rights associated with electrical impendence tomography (EIT) imaging systems and related patented technology from Rensselaer Polytechnic Institute (RPI), including rights to processes for producing optimal current patterns for EIT (patent expires 2014) and a process and apparatus for distinguishing conductivities by electric computed tomography (patent expires 2010).  Together, the methods licensed from RPI are the basis for the vision system portion of our proposed focused-beam microwave therapy product.  This license requires that we initiate an FDA approval process prior to July 13, 2008, but requires no specific level of development expenditures. If we cease to carry on our business, the RPI license agreement will terminate immediately.

In 2003, we applied for our own patent for an intelligent medical-device barrier and we continue to pursue its issuance.  This technology provides a means of communicating certain information from a medical probe to the computer system of a medical device using a special adapter integrated with a disposable sterile sheath or barrier that will be used in a medical procedure.  We intend to use this device to ensure the sterility and functionality of the ProUroScan system’s probe.

Manufacturing

We intend to retain contract manufacturers to manufacture and assemble our initial pre-clinical and clinical systems and disposable products.  We expect to develop the capability to manufacture our own disposable products, and assemble and test our systems as we move into large scale commercialization.  In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others, including medical-device companies and pharmaceutical companies, and research institutions.  Finally, we may be required to enter into sales, marketing, licensing and/or distribution arrangements with third parties for our products.

Government Regulation

The proposed products we intend to develop, assemble, and market are subject to regulation by the FDA and by comparable agencies in various states and various foreign countries.  The process of complying with the requirements of the FDA, related agencies, and other state and foreign agencies can be costly and time consuming.

We have developed and continue to refine regulatory strategies for our proposed initial product offerings, as more fully described above under the caption “Research and Development.”  Although we have engaged sophisticated Washington, D.C. based regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory governing bodies.  Moreover, even if our filings are acceptable to the regulatory bodies with which we file applications, we may encounter significant delays which will materially and adversely affect our business and operations.

A Class II device is one which requires performance standards and post-market surveillance to assure safety and efficacy.  These devices typically gain concurrence from FDA for marketing through a notification, commonly referred to as a 510K application.  This pathway is generally shorter and less expensive than a Pre-Market Approval (“PMA”) application which is required of Class III devices that are generally used for life sustaining, implantable products or those that pose a high risk of injury to the patient.  In order to obtain 510K concurrences, the Company must demonstrate that the ProUroScan is substantially equivalent to a previously approved product referred to as a (“predicate device”).  A device is substantially equivalent if it has (a) the same intended use, and (b) either the same technological characteristics of a predicate device, or different technological characteristics but is shown to be as safe and effective as the predicate device.

In general, the data required to prove substantial equivalence in a 510K application is easier to collect than the safety and efficacy data required for a PMA.  In the case of the ProUroScan, much of the supporting data will be gathered during the product-development phase.  Once filed, the FDA has 90 days in which to review the 510K application and respond.  Typically, the FDA’s response after reviewing a 510K is a request for additional data or clarification.  Depending on the complexity of the application and the amount of data required, the process may be lengthened by several weeks.  If additional data is needed to support our claims, the 510K application process may be significantly lengthened.  Recently published FDA statistics indicate the average time from receipt of a 510K application to final action is 65 days, with 90% completed in less than 180 days.

If the FDA issues an order declaring the device to be NSE (Not Substantially Equivalent) and placing it into a Class III category, the company can then request a de novo classification of the product.  The request must be in writing and sent within 30 days from the receipt of the NSE determination.  The request should include a description of the device, labeling for the device, reasons for the recommended classification and information to support the recommendation.  The de novo process has a 60 day review period.  If FDA classifies the device into Class II, the company will then receive an approval order to market the device. This device type can then be used as a predicate device for future 510K submissions. However, if FDA subsequently determines that the device will remain in the Class III category, the device cannot be marketed until the company has obtained an approved PMA.  If we are required to follow a de novo process, an additional 60 – 90 days will be added on to the original 90 days required for the initial 510K review.

We are currently in the process of establishing a series of labeling claims reflecting the current needs of the market and the capabilities of the system.  Given that the system will be capable of providing physicians with a number of different outputs, we are attempting to create a regulatory strategy that will enable us to begin marketing a basic system and then expand the labeling claims to incorporate more sophisticated features as they are developed and validated in clinical studies.  The advantage of this approach is that it allows us to minimize the time it will take to obtain FDA approval and begin commercializing an operational system.

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map of the prostate as an aid to document palpable lesions identified during a clinical prostate examination.  Based on the scope of this claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510K application as a non-significant risk device.

It is anticipated that the FDA clinical studies will require approximately two to three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  Centers participating in the study will be required to obtain approval from their Institutional Review Board (“IRB”)to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScan studies at the Minneapolis/St. Paul Veteran’s Administration Hospital and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.  As new and more enhanced product features are developed, the Company plans to file additional submissions with the FDA and to obtain expanded labeling claims.  Depending on the exact nature of these claims, the approval process may require more extensive clinical studies and possibly a pre-market approval (PMA) application.

In regard to our proposed therapeutic products, our development partner, Urologix, will likely determine the strategy and seek approval from the FDA.  Due to this and the early-development stages of our proposed therapeutic products, the type of FDA filing that will be required for our proposed thermal-therapy products has not yet been determined.

Our clinical investigations will follow the FDA’s Investigational Device Exemption (IDE) regulations, including the requirements of informed consent and IRBs.  Prior to the commencement of clinical investigations, we will have in place a complete set of standard operating procedures (SOPs) as to clinical monitoring, responsibilities, selecting investigators, selecting monitors, device control, agreements, records, reports, labeling, etc.  All of these SOPs will conform to applicable FDA regulations.  Finally, prior to commercialization and 510K clearance, we will comply with FDA registration and listing regulations by registering with the FDA Form 2891, and listing the device on FDA Form 2892.

Once approved, the manufacturing, sale and performance of our products will be subject to the ongoing FDA regulation and inspection processes.  For example, the FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experience and other information to identify potential problems with marketed medical devices.  We will also be subject to periodic inspection by the FDA for compliance with the FDA’s good manufacturing practice regulations.  These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use.  If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.  The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us.  The FDA may also recommend prosecution to the Department of Justice.

Employees

We currently employ only our three executive officers, two functional area Vice Presidents, and one other employee.  We conduct much of our research and development, market research, regulatory function, and other business operations through the use of a variety of consultants and medical-device development contractors.  Management believes that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees, and affords us flexibility in directing our resources toward specific and changing goals during our development stage.  We anticipate hiring four to five additional employees in the areas of engineering and regulatory compliance within the next 12 months.  Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective.  To date, we have conducted our research and development activities related to our acquired technologies and proposed products on a contract basis with Minnetronix, Inc. and Artann Laboratories Inc.  In March, 2006 we engaged a Minnesota-based contract development firm, Devicix, LLC, to perform certain development activities on the ProUroScan system.  The work conducted by these contractors has been supervised by a combination of our executive management and consultants.

RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES

IMPORTANT NOTICES TO INVESTORS; SAFE HARBOR STATEMENT

Statements in this Form 10-KSB which are not purely historical are forward-looking statements.  These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months; (iii) our ability to successfully introduce our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company’s reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis and at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, and at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our 2006 and 2007 working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

As a development-stage company, we have no operating history and our business plan has not yet been fully tested.  We anticipate incurring future losses until our products are completed, we secure regulatory approval, and are our products are introduced into the United States and worldwide markets.

The Company, conducting business through our wholly-owned subsidiary, ProUroCare Inc. (sometimes referred to hereinafter as “we”), is a development-stage company.  We have yet to commence active operations or manufacture or sell any products associated with the proprietary urology-based imaging and therapeutic technologies that we intend to market.  We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability.  To date, we have generated no revenue and are proposing to enter the highly competitive urology-imaging and therapeutic industries.  There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability.  We anticipate that we will incur losses in the near future.

Our products have not been, and may never be, fully commercially completed and developed.

We have developed and manufactured two working ProUroScan systems for testing, clinical validations, and demonstration purposes.  Previously we had developed and manufactured two working prototype ProUroScan systems to prove the feasibility of the device and to provide a means to test and develop future systems.  Nevertheless, we have not generated any revenues from the sale of the ProUroScan nor have we manufactured any ProUroScan in commercial quantities.  The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such applications and products.  Consequently, there can be no assurance that our products will be successfully developed or manufactured.  Of course, our failure to complete the development of products will have materially adverse effect on our business.

Even if finally developed, our products may not be commercially viable.

Even if we are able to successfully develop our products, we may not be able to manufacture such products in commercial quantities and at prices that will be commercially viable.  Further, there is risk that our products may not prove to be as effective as currently available medical or diagnostic products.  The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures could have a materially adverse affect on our business.

Even if successfully developed, our products may not be accepted by the marketplace.

Our products, even if successfully developed, will be competing against existing treatments and competing products in the medical device marketplace.  There can be no assurance that physicians, urologists or the medical device market in general will accept our products.

We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We do not intend to initially manufacture any of our proposed products.  In this regard, we intend to retain contract manufacturers.  There can be no assurance that such manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs.  We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis.  If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources.  Any extended disruption in the delivery of products could result in our inability to satisfy customer demand for our products.  Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business and results of operations.

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

We will need additional financing now and during 2006 and 2007, and any such financing will likely be dilutive to our existing shareholders.

At March 10, 2006, we had cash on hand and a credit facility in-place of approximately $378,000.  These funds are not sufficient for us to complete development of our products and gain FDA approval of them.  Management’s plan is to raise sufficient capital to achieve these objectives through our pending debt financing in which we are establishing a $6 million senior credit facility guaranteed by a limited number of accredited individuals.  In addition, we may also raise additional financing if the net proceeds of the credit facility prove insufficient to reach these goals, or if financing becomes available under attractive terms. As of the date of this annual report, the Company has closed on $2.2 million of this facility, and has received verbal commitments and subscriptions from various individual guarantors for a majority of the remaining $3.8 million.  Nevertheless, the Company cannot be certain that these verbal commitments will be honored, nor that the remaining $3.8 million will be secured on a timely basis during 2006, or at all.  See MANAGEMENT’S PLAN OF OPERATION — LIQUIDITY AND CAPITAL RESOURCES.

As an incentive to the guarantors to provide their guarantees of the $6 million bank credit facility, the Company intends to issue up to $2 million of unsecured convertible 10% debentures that are due in 36 months.  The debentures are convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired by October 31, 2007).  If additional funds are raised by the issuance of equity securities, such as through the issuance of stock or the issuance and exercise of warrants, then existing shareholders will experience dilution of their ownership interest.  If additional funds are raised by the issuance of debt or other equity instruments, the Company may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

If adequate funds are not available under the pending debt financing on a timely basis in 2006, or not available on other acceptable terms, the Company may be unable to fund expansion, develop or enhance products.  If the Company is forced to slow its development programs, or put them on hold, it would delay regulatory approvals needed, and thus market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could be forced to cease operations.

We materially rely on consultants and contractors, some of whom have been partially or wholly paid through issuances of common stock dilutive to our shareholders.

In each of the past two years, the Company (in combination with PUC) has incurred consulting fees that represents a material expenditure in relation to our total operating costs.  During the year ended December 31, 2004, we incurred consulting fees totaling approximately $1.1 million.  Of this amount, approximately $255,000 was incurred for business brokerage services rendered in connection with the Merger; $631,000 was incurred for research and development activities; $74,000 was incurred for management and accounting services; $49,000 was incurred for market research services; $59,000 was incurred for manufacturing and engineering services; $15,000 for medical advisory services; and $8,000 was incurred for services rendered in connection with regulatory and reimbursement matters.  Furthermore, approximately $383,000 of this amount was paid through the issuance of securities, including $281,000 by the issuance of warrants to purchase 200,000 shares of the Company’s common stock, and $102,000 by the issuance of 550,000 shares of common stock.  We also paid approximately $89,000 of accrued financing charges by issuing 44,441 shares of common stock to a contractor, and issued warrants to purchase an aggregate of 300,000 shares of common stock to a consultant for business brokerage services rendered in connection with the Merger.

During the year ended December 31, 2005, we incurred consulting fees totaling approximately $282,000.  Of this amount, approximately $92,000 was incurred for business brokerage services rendered in connection with financing activities; $116,000 was incurred for research and development activities; $2,000 was incurred for management and accounting services; $8,000 was incurred for market research services; $14,000 was incurred for manufacturing and engineering services;$15,000 for medical advisory services; and $36,000 was incurred for services rendered in connection with regulatory and reimbursement matters. Approximately $69,000 of this amount was paid through the issuance of 75,000 shares of common stock.

We expect to continue to materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory, and marketing activities.  Expenses for these activities are anticipated to be approximately $1.2 to 1.3 million during the next twelve months.  We plan to issue securities in partial satisfaction of certain development and consulting expenses, including the Artann warrants discussed below.  Any such issuance could be dilutive to shareholders.

Under the terms of a research and development agreement with Artann Laboratories, Inc., we are committed to issue warrants for up to an additional 200,000 shares of common stock over the next two years at $2.00 per share or current market price, whichever is lower.

The resale of our common stock into the market under Rule 144 and under our prior SB-2 Registration Statement, has depressed and adversely affected the market price of our common stock in the public market, and thus, could cause additional dilution if and when the Company needs to raise additional working  capital.

The sale, or availability for sale, of our restricted common stock in the public market pursuant to Rule 144, in the ordinary course, or under our SB-2 registration statement that became effective on January 24, 2005 has adversely affected the prevailing market price of our common stock, and will likely to do so in the future. Furthermore, due to the 13,928,493 common shares registered thereunder, and the 11,575,425 shares of restricted common stock that have been held over one (1) year, and thus, are eligible for resale under Rule 144, selling stockholders may continue to depress the price of our common stock. Accordingly, the adverse market and pricing pressures resulting from the resale of their common stock may continue for an extended period of time and continue to depress the price of our common stock in the open market.  If these adverse market conditions persist, and the Company needs to secure additional working capital during 2006 and 2007, such pricing pressure and market conditions could hinder our ability to raise capital, and/or raise capital on terms and conditions acceptable to the Company. In addition, shareholders may experience dilution if and when the Company raises additional capital by the sale of its equity securities under such adverse market conditions.

The registration statement previously made publicly available for resale 13,928,493 shares of our common stock, assuming the issuance of all shares of common stock issuable upon exercise of warrants.  This figure represents nearly 90% of all shares of our common stock available in the public market after the effectiveness of the registration statement.  Prior to the effective date of the
SB-2 registration, we had 13,988,057 shares of our common stock outstanding, of which only approximately 1,600,000 shares were available for sale.  When the registration statement became effective, all 13,928,493 of the shares offered thereby (which figure includes 1,581,877 shares of common stock issuable upon exercise of outstanding warrants) became available for sale.  We may issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants or warrants to third parties.  Sales of a substantial number of shares of our common stock in the public market under the SB-2 registration, Rule 144, or otherwise, would adversely affect the market price for our common stock and make it more difficult to sell our shares.

The commercialization of our products may be significantly delayed by governmental regulation and any and all such delays, if they occur, may materially affect the Company and our operations.

The proposed products we intend to develop, assemble and market are subject to regulations by the United States Food and Drug Association (the “FDA”), and by comparable agencies in certain states and various foreign countries.  The process of complying with the requirements of the FDA, related agencies, and other state and foreign agencies is costly, time consuming, and burdensome, especially for a pre-revenue, development stage company.  Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory bodies.  Further, even if acceptable, we may encounter significant delays which will materially and adversely affect our business plan.

We are highly dependent on the services provided by certain key personnel.

We are highly and materially dependent upon the services of our executive officers and other key personnel, including Maurice R. Taylor II, Michael P. Grossman, Richard Thon, Alan Haggerty, and Richard Carlson.  We have not obtained “key-man” life insurance insuring the lives of any of these persons.  We have employment agreements in place with Mr. Taylor, Mr. Thon, Mr. Grossman, and Mr. Haggerty, but if the services of any of these persons become unavailable to us, for any reason, our business could be adversely affected.

Our officers and directors possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

Our officers and directors collectively possess beneficial ownership of 4,687,116 shares of our common stock, which represents approximately 31.2% of the voting power of our common stock.  This represents a significant portion of the voting power of the Company’s shareholders.  As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Assets Pledged to Secure Senior Bank Facility; Assets Not Available to Secure Other Senior Debt Financing; Assignment Of All Assets to Guarantors in Event of Default.

As discussed infra, and in our audited financial statements, our pending senior debt financing through Crown Bank, NA, Minneapolis, Minnesota, has required us to pledge all our assets and certain licenses, as well as provide certain accredited investors’ personal guarantees. As such, the Company will not be in a position in the future to pledge its assets to secure any debt or lending facility, in the event it desired or needed to borrow such funds on a secured lending basis. Moreover, under the terms and conditions of the foregoing facility, and our agreement with such guarantors, in the event of any default by the Company with its senior lender, and personal guarantees are called and honoured, the Company and its lender have agreed that all the Company’s assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. Thus, common shareholders of the Company, and any existing and future investors in the Company’s common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the Company’s assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

We license from third parties, and do not own or control, key intellectual property critical to our products.

We have exclusively licensed from third parties intellectual properties covered by patents and patent applications.  Although we have been advised by patent counsel that such licensed technologies have received protection in proposed major market areas, no assurance can be given that such protections will be properly maintained by the parties controlling such intellectual properties, or that such licenses will be honored and not breached.  The intellectual property licensed from third parties includes technology that is critical to our proposed products.  If the parties controlling such intellectual property breach our licenses, or fail to adequately maintain, assert and defend such intellectual property, we may not be able to maintain the technological (and thereby competitive) edge we believe we possess.  Any such loss of intellectual-property protections would likely have a materially adverse effect on the Company and its business.

If we lose our right to license from third parties certain critical intellectual properties, our entire business would be in jeopardy.

The agreements pursuant to which we license critical intellectual properties are not irrevocable.  If we should lose our right to license and use any technology covered by our licenses, such loss would have a materially adverse effect on the Company and our business.  In such a case, the viability of the Company’s business would be in question. Our only alternatives would be to find existing and non-infringing technology to replace that lost (if any exists), or develop new technology ourselves.  The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products.

The protections for the intellectual property we own and license from other parties may be successfully challenged by third parties.

We own and, as noted above, license from third parties various key intellectual properties.  No assurance can be given that any intellectual-property claims will not be successfully challenged by third parties.  Any challenge to our intellectual property, regardless of merit, would likely involve costly litigation which would materially and adversely affect the Company.  Moreover, if a challenge were successful, it is possible that the viability of the Company’s business would be in question.  If a successful challenge were made to intellectual property that is critical to our proposed products, the pursuit of any such alternative would likely cause significant delay in the development and introduction of such products.

Rapid technological change in our competitive marketplace may render our proposed products obsolete or diminish our ability to compete in the marketplace.

The urologic-products and medical device markets are extremely competitive, dominated by large and well financed competition, and subject to rapid technological advances and changes.  The discovery of new technologies and advances in the application of such technologies to the medical marketplace in general, and the market for urologic products in particular, may render our products obsolete or non-competitive.  Any such changes and advances could force us to abandon our currently proposed products, which would have a material and adverse effect on the Company and its business.

We compete with many companies with greater resources than us; we may not be able to compete against companies with greater resources than us, or with any competition.

The urology-imaging and therapeutic businesses and the medical device and life sciences business in general, are extremely competitive.  We have experienced, and expect to continue experiencing significant competition in the medical device market.  Although we believe we may have a proprietary niche in the prostate-imaging and prostate-therapeutic marketplaces, many factors beyond our control, including government regulation, will likely encourage new competitors.  In particular, several large companies will compete with us in the prostate-imaging and prostate-therapeutic business.  Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do.  Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

Our failure to receive third-party reimbursement for our products, when in the marketplace, would result in diminished marketability of our products.

We do not currently receive reimbursement from any party for the use our products because there are no products fully developed and for sale in the marketplace and we have taken no steps to obtain approval for reimbursement for the use of any of our proposed products.  Nevertheless, we are working to formulate the appropriate approach to obtaining and optimizing government and third-party reimbursement for the use of our products.  We expect that the use of our ProUroScan product will be eligible for reimbursement utilizing existing “Current Procedural Terminology” (“CPT”) codes.  In addition, and as explained below, we believe that our therapeutic products will be used in procedures eligible for reimbursement as well, without negatively affecting reimbursement for such procedures.  The success of our future medical-device products will materially depend on the ability of medical-service providers to obtain third-party reimbursement from private insurance sources Medicare, Medicaid, and various foreign governments when using our products.  It may be difficult to predict the timing and outcome of reimbursement decisions.  Importantly, there are no assurances that such reimbursement will ever be obtained.

Each procedure performed by a physician is assigned a specific CPT code.  When a procedure is performed, the physician must use the CPT code when billing third-party payers such as insurance companies or the government.  The amount of reimbursement the physician receives depends on the relative value assigned to the procedure by the third-party payer via the CPT coding.  When a new product or procedure is introduced, it must be submitted to the American Medical Association’s (AMA) CPT Editorial Panel, who determines if an existing code should be used, or if a new code should be issued.  However, before reaching the Editorial Panel, it must first be screened by the CPT Advisory Committee and the appropriate national medical specialty society seated in the AMA House of Delegates (for prostate-related procedures, this is the American Urology Association, or AUA).  The process of obtaining a new CPT code can take from one to three years.

In the case of the ProUroScan diagnostic system, it is anticipated that the product will initially be positioned as an adjunctive test to be used in combination with the current DRE and PSA tests.  This will create an opportunity for the test to be classified and potentially reimbursed at comparable levels to these tests or in combination with the existing levels of reimbursement  that are already provided.  Our reimbursement consultants (Hogan and Hartson) have suggested that a patient pay model that would require the test and the supporting services to be paid directly by the patient at the time the test is performed is also a feasible approach in the short term.   Analogs exist that are similar to our test suggest that this approach could be implemented with appropriate marketing and patient educational materials.  In the absence of formal reimbursement coverage, providers must give beneficiaries a Medicare Advance Beneficiary Notice (“ABN”) before furnishing a Part B service when there is a reasonable doubt that Medicare will cover the procedure.  An ABN can be used for all situations, including laboratory tests, by all physicians and suppliers.  As the level of clinical and payment experience expands, we anticipate filing for a formal CPT procedure code and reimbursement as previously described. There can be no assurance that we will be successful in obtaining a unique CPT code for use of the ProUroScan system.

Our therapeutic products are anticipated to be “add-on” enhancements to existing thermal therapy systems.  These existing systems are used in procedures that already have designated CPT codes.  The use of our add-on enhancements is not expected to alter the established CPT codes for such procedures or otherwise affect reimbursement for such procedures.  We anticipate that these products will be sold to established thermal therapy companies and not directly to the medical service provider.  Because the thermal therapy procedures utilizing the equipment provided by these established companies already have designated CPT codes, neither the reimbursement for such procedures nor our future revenues are directly related to or dependent upon the establishment of new CPT codes.  Nevertheless, if reimbursement levels under the existing CPT codes were reduced for applicable thermal therapy procedures, such reduction may adversely affect our ability to sell therapeutic products at a reasonable price.

Our common stock is illiquid and may be difficult to sell; OTC trading.

Trading of our common stock is conducted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board.”  Management believes this has an adverse effect on the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst coverage of our Company.  This may result in lower prices for our common stock than might otherwise be obtained if our stock were traded on a larger or more established exchange, such as NASDAQ Small Market Cap Market, or otherwise,, and could also result in a larger spread between the bid and asked prices for our common stock.

There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock.

Since the Merger, there has been very little trading activity in our common stock.  Over the past three months, the average daily trading volume (as reported by BigCharts.com and Yahoo Finance) has been only approximately 9,000 shares.  The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose.  Furthermore, small trading volumes generally depress market prices.  As a result, investors may not always be able to resell shares of our common stock publicly at the time and prices that they feel is fair or appropriate.

Because our stock is deemed a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this Rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions.  As a result, there is generally less trading in penny stocks.  If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.  Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until meet certain net asset or revenue thresholds.  These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years.  We do not anticipate meeting any of the thresholds in the foreseeable future.

Our ability to use operating loss carryforwards may be limited by future changes in equity ownership; possible change in control and limitation of losses in future years to offset income

We have generated net operating loss carryforwards of approximately $2.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  Management has analyzed the Merger and Private Placement transactions that occurred in April, 2004, and believes that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforward to the above limitations.  Specifically, under certain conditions, the convertible debentures being issued and proposed to be issued pursuant to the Company’s current debt financing described above may be converted into enough common shares to trigger such a change in ownership.  Based on the Company’s estimates, the Section 382 limitation would apply to all of the $2.0 million net operating loss carryforward.

Our business and products subject us to the risk of product-liability claims.

The manufacture and sale of medical products and the conduct of clinical trials using new technology involve customary risks of product-liability claims.  There can be no assurance that our insurance coverage limits will be adequate to protect us from any liabilities which we might incur in connection with the clinical trials or the commercialization of any of our products.  Product-liability insurance is expensive and in the future may not be available on acceptable terms, if at all.  A successful product-liability claim or series of claims brought against us in excess of our insurance coverage would have a materially adverse effect on our business, financial condition and results of operations.  In addition, any claims, even if not ultimately successful, could adversely affect the marketplace’s acceptance of our products.

We have never paid dividends, and do not expect to pay dividends in the foreseeable future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at One Carlson Parkway, Suite 124, Plymouth, Minnesota 55447, where we rent office space on a month-to-month basis from a company majority-owned and controlled by our Chief Executive Officer, Mr. Taylor.  Our rent expense for this location for the year ended December 31, 2005 was $47,354, which we believe is at or below market for similar office space in Minneapolis, Minnesota.  We believe that our offices are adequate to meet our current requirements.  We do not own any real property.  We have no official policy on investments in real estate, interests in real estate, real-estate mortgages, or securities of or persons primarily engaged in real estate activities.

ITEM 3:  LEGAL PROCEEDINGS

On April 2, 2004, a former officer and employee of ProUroCare Inc. filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger.  On August 1, 2005, ProUroCare Inc. and the Company agreed to settle this lawsuit to limit further costs of litigation and distraction to management.  Thus this lawsuit was dismissed with prejudice. Under the settlement agreement, the Company did not admit any wrong-doing, but agreed to pay $160,000 plus applicable employment taxes in complete settlement of all claims. Subsequently, the Company, due to a lack of working capital, failed to pay the settlement sum, and a motion was brought against the Company to enforce the terms of the settlement, which was denied by the court hearing the matter. In response, a new action was filed and served on the Company alleging breach of contract and seeking damages of $160,000, unspecified consequential damages, attorneys’ fees, costs and pre- and post-award interest on all damages arising from the settlement noted above. On March 3, 2006 the Company and ProUroCare Inc. settled this lawsuit.  Under the settlement agreement, the Company paid $177,000 plus $1,924 of payroll taxes in complete settlement of all claims and a dismissal of the former employees claim.  Accordingly, the Company recorded a reserve of $178,924 for the settlement in the year ended December 31, 2005.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock has been quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” since December 2003.  Our common stock currently trades on the OTC Bulletin Board under the trading symbol “PRRC.”  Prior to May 5, 2004, the Company’s securities traded on the OTC Bulletin Board under the trading symbol “GICI.”  This change was made following the Merger of Global internet Communications and ProUroCare Inc. on April 5, 2004.  The following table lists the high and low bid information for the Company’s common stock as quoted on the OTC Bulletin Board by quarter for the years ended December 31, 2005 and 2004:

	Price Range
Quarter Ended	High	Low
March 31, 2004	$5.00	$0.48
June 30, 2004	$3.45	$1.90
September 30, 2004	$3.55	$2.05
December 31, 2004	$2.40	$1.48
March 31, 2005	$2.35	$1.05
June 30, 2005	$1.35	$0.55
September 30, 2005	$1.02	$0.55
December 31, 2005	$1.23	$0.35

The above quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The number of holders of record of our common stock as of December 31, 2005 was approximately 244.  We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Stock Transactions:

On December 30, 2005, the Company issued 45,413 shares of common stock to its current and former directors in satisfaction of accrued director’s fees in the amount of $40,418.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, as such transaction involved a non-public offering of common stock to a limited number of subscribers.

Warrant Issuances:

On October 19, 2005, we issued five-year warrants to an individual lender and three individual loan guarantors to acquire up to 200,000 shares of our common stock at $0.50 per share as consideration to provide such credit to the Company and the respective loan guarantees.  The warrants were issued in a private placement under Section 4(2) of the Securities Act of 1933, as amended, as such transaction was a non-public offering of common stock to a limited number of subscribers.

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The accompanying Plan of Operation should be read in conjunction with the audited financial statements, and notes thereto, included in this annual report.

Plan of Operation

Assets; Property Acquisitions and Dispositions.

Our primary assets are cash and intellectual-property rights, which are the foundation for our proposed product offerings.  As we prepare for FDA submission and market launch of our ProUroScan product, we expect to add four to five employees in the areas of engineering and regulatory compliance within the next 12 months.  Other than certain computer equipment and software acquisitions with a total cost of under $100,000, we do not anticipate purchasing or selling any significant equipment or other assets in the near term.

Initial Product Offerings.

Our initial product is the ProUroScan system, developed and designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination for disease screening and diagnosis.  Based on preliminary testing on both models and actual patients in clinical settings, we believe the ProUroScan’s proprietary imaging system will produce a digital image of the prostate showing the size of the prostate and the location of tissue abnormalities within the prostate.  We believe that ProUroScan will enable a physician to detect hardness in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results.

The current pre-clinical version of the ProUroScan was developed under two research and development agreements with Artann Laboratories (“Artann”).  Two working, pre-clinical ProUroScan systems were delivered by Artann in late November 2004, and have undergone extensive bench and laboratory testing to confirm the function of the system components and the overall operating system.  We continue to have on-going discussions with Artann concerning past and future development in connection with a prospective grant award from the National Institute of Health.  In March, 2006 we entered into a relationship with Devicix, LLC of Chaska, Minnesota to continue development work on the system.  Upon completion of this development work, we expect to have systems ready for clinical studies.  The data generated from these studies will be used by the Company in making a 510K submission to the FDA.

The exact path we will follow to gain FDA clearance will depend upon feedback we will receive at a meeting we intend to have with the FDA in the second quarter of 2006.  Assuming the path outlined above is acceptable to the FDA, we expect to conduct clinical trials and make a formal submission to the FDA during 2006 as outlined above.  Recently published FDA statistics indicate the average time from receipt of a 510K application to final action is 65 days, with 90% completed in less than 180 days.  Based on this data, assuming that the results of clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 – 180 days after the 510K application is filed.  See “Government Regulation” above.

Over time, after receiving our initial FDA 510K approval and launching the system into the market, we plan to file more advanced claims involving enhanced features and functions of the ProUroScan system.  Depending on the exact nature of these more advanced claims, the approval process may require more extensive clinical studies and possibly a full pre-market approval (PMA) application.  Such an application likely will be take significantly more time and be more expensive than our 510K approval process.

We have also licensed rights to technology that offers significant enhancements to existing microwave thermal therapy for treatment of benign prostate hyperplasia (“BPH”).  We intend to use this technology to develop a means for urologists to observe and direct the application of heat to diseased portions of the prostate during thermal therapy procedures. This work will be performed under a joint development agreement with Urologix, Inc.

Current Operations and Expenses.

We currently employ three executive officers, two functional area Vice Presidents, and one other employee.  We conduct our research and development, market research, regulatory function, and other business operations through the use of a variety of consultants and medical-device development contractors.  We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees, and affords the Company flexibility in directing our resources toward specific and changing goals during our development stage.  As we prepares for FDA submission and market launch of our ProUroScan product, we expect to add four to five employees in the areas of engineering and regulatory compliance within the next 12 months.  During the next 12 months, we expect to complete the development of clinical ProUroScan systems, conduct clinical trials, and file a 510(k) submission with the FDA; fund development work on our therapeutic products; and prepare for initial market launch.

General and Administrative Expenses

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases, and transfer agent fees.  Our facilities consist of a month-to-month rental of approximately 2,200 square feet in an office that we share with another company. Other expenses incurred include travel, insurance, telephone, supplies, and other miscellaneous expenses. During this time the Company anticipates that it will spend approximately $1.3 million in marketing and administrative expenses.  Of these, the Company expects that approximately $840,000 will be for compensation, benefits, and payroll taxes.

Research and Development.

The Company anticipates that it will spend between $2.5 and $2.6 million on research and product development of the ProUroScan system over the next 12 months.  Of this amount, approximately $800,000-$850,000 will be spent on manufacturing, engineering, validation and documentation efforts with a contracted medical-products development company.  Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $375,000-425,000.  ProUroScan systems created for development and clinical use are expected to cost between $200,000 and $250,000.  Internal salaries, benefits, and miscellaneous departmental expenses for software and hardware development, regulatory work, and project management are estimated to be approximately $1.2 million.

For the Company’s thermal therapy products, we expect that research and development efforts will be funded primarily through a joint development and marketing arrangement with a thermal therapy company.  Management expects that the Company will spend between $150,000 and $175,000 over the next twelve months in this joint development effort.

Year Ended December 31, 2005 vs. 2004.

	2005	2004	Increase (Decrease)	% Change
General & administrative expenses (G&A)	$1,670,893	$1,141,467	$529,426	46%

Changes in significant components of G&A are as follows:

•      G&A employee compensation costs (salary, payroll taxes, and benefits) for the year ended December 31, 2005 were approximately $773,000, compared to $354,000 in the prior year period.  The increased compensation expense resulted from the addition of our Vice-President of Sales and Marketing in January of 2005, and the addition of our Chief Financial Officer in July, 2004.  In addition, an accrual for incentive bonus was made in 2005, while none was made in 2004.

•      The Company recorded stock-based G&A compensation expenses of approximately $291,000 for the year ended December 31, 2005, compared to approximately $220,000 for the comparable 2004 periods.  The increases are attributable to new option issuances to the Company’s Vice-President of Sales and Marketing and Chief Financial Officer upon their hiring in January 2005 and July 2004, respectively.

•      The Company has a limited number of employees, and utilizes consultants in various fields to achieve its goals during its development phase.  Until his hiring on July 21, 2004, the Company’s Chief Financial Officer provided his services on a part-time consulting basis.  Consulting fees related to these services were approximately $61,000 for the year ended December 31, 2004.  Other consulting expenses recorded as general and administrative costs totaled approximately $28,000 in the year ended December 31, 2005.  These expenses were primarily for various consultants specializing in market analysis, reimbursement and medical advising.  For the year ended December 31, 2004, consulting expenses for similar activities totaled approximately $79,000.  The year-to-year decrease is due to a reduction in these activities resulting from a lack of available funding.

•      Professional fees related to auditing, patent filing and maintenance, and legal proceedings concerning the separation of employment of a former officer of PUC totaled approximately $160,000 and $150,000 during the years ended December 31, 2005 and 2004, respectively.

•      An approximate $100,000 contingent expense related to the separation-of-employment legal proceeding was recorded during the year ended December 31, 2005, which was in addition to a $75,000 contingent expense related to the same matter that was recorded during the year ended December 31, 2004.

•      Legal, accounting, insurance, and other expenses of being a public company of approximately $92,000 were recorded during fiscal 2005 compared to approximately $71,000 during fiscal 2004.  The lower 2004 expense is a result of the Company becoming public following the merger in April, 2004, thus not incurring such expenses in the first quarter of that year.

	2005	2004	Increase (Decrease)	% Change
Research and development expense (R&D)	$261,729	$708,164	$(446,435)	(63)%

Changes in significant components of R&D are as follows:

•      R&D employee compensation costs (salary, payroll taxes, and benefits) for the year ended December 31, 2005 were approximately $50,000 stemming from the addition of our Vice-President of Engineering in September, 2005. No employee compensation expense was recorded during 2004.

•      Contracted development costs decreased from approximately $631,000 in the year ended December 31, 2004 to approximately $114,000 during the year ended December 31, 2005.  The decrease follows the curtailment of most external development activities due to lack of available funding beginning in the first quarter of 2005. Development costs during 2004 include the value of warrants issued to our development partners valued at approximately $281,000.

•      The Company engaged consultants in the areas of regulatory guidance, product development and engineering. Expenses related to these consulting activities were approximately $ 46,000 and $65,000 for the years ended

December 31, 2005 and 2004, respectively.  Again, the decrease in expense was a result of the lack of available funding beginning in the first quarter of 2005.

	2005	2004	Increase (Decrease)	% Change
Interest income	$446	$16,034	$(15,588)	(97)%
Interest expense	$95,880	$485,299	$(389,419)	(80)%

•      Interest income in 2004 was generated from bank interest on the proceeds of the Private Placement.  As these funds were depleted, the interest earned declined accordingly.

•      Interest and finance charges related to bank loans and other outstanding debts totaled approximately $26,000 during the year ended December 31, 2005 compared to approximately $92,000 in 2004.   In 2003, 2004, and 2005, the Company issued warrants to certain loan guarantors as an incentive to provide their guarantees.  The cost of these warrants was expensed over the terms of their respective loans.  Interest expense during the year ended December 31, 2005 related to warrants issued was approximately $70,000.   Interest expense during the year ended December 31, 2004 related to warrants issued was approximately $394,000, of which approximately $310,000 related to warrants issued to loan guarantors under the terms of price and dilution protection provisions of their original warrants issued in 2003.

Liquidity and Capital Resources

We had a working capital (deficit) of approximately $(1,499,000) and $23,000 at December 31, 2005 and 2004, respectively.  Cash used in operations was approximately $732,000 and $2,106,000 for the years ended December 31, 2005 and 2004, respectively, and $4,602,000 for the period from August 17, 1999 (date of inception) to December 31, 2005.

The primary use of cash in the year ended December 31, 2005 was to fund our operating losses and to repay approximately $60,000 pursuant to an unsecured promissory note with a vendor and a $100,000 bank promissory note. The primary use of cash in the period from August 17, 1999 (inception) through December 31, 2005, in addition to funding our net loss, was to pay $750,000 to Profile, LLC to redeem their common stock, including $650,000 (plus accrued interest) in relation to a note payable, arising from their exercise of dissenter’s rights at the time of the Merger.  Cash was also used to fund the approximate $163,000 cost of the Merger, to repay approximately $242,000 pursuant to an unsecured promissory note with a vendor, repay a $100,000 bank promissory note, and to acquire approximately $21,000 of office furniture and computer equipment.

Common stock and warrants have also been used to fund a portion of our operating loss in these periods.  Common stock was issued to pay for approximately $193,000 of consulting services, $40,000 of accrued director’s fees, and approximately $89,000 of interest for the period from August 17, 1999 (date of inception) to December 31, 2005.  Warrants were used to pay for approximately $469,000 of contracted development costs for the period from August 17, 1999 (date of inception) to December 31, 2005.

Pursuant to terms of the Research and Development Agreement with Artann Laboratories, Inc. and Armen Sarvazyan of July 2004, we are required to pay $250,000 for development services to be rendered through July 2007, based on achievement of certain performance milestones.  As of December 31, 2005, we had paid $150,000 to Artann Laboratories under the Research and Development Agreement.

On October 12, 2004, we reached an agreement with one of our ProUroScan research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work.  Under this agreement, we paid $80,538 of our outstanding balance due to Minnetronix, and issued an unsecured promissory note for the remaining balance of $241,613.  In addition, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed-upon project expenses.  On April 18, 2005, we applied a portion of the deposit to pay off the balance of the unsecured promissory note and certain open invoices from Minnetronix.  On July 25, 2005, Minnetronix returned $9,900 of the deposit.  The remaining balance of the deposit is being held by Minnetronix and is being applied against their contracted work. As of December 31, 2005 the remaining balance of the deposit was $547.

On March 31, 2005 we borrowed $100,000 from a financial institution pursuant to a promissory note secured by substantially all assets of the Company and a guaranty by our Chief Executive Officer, Mr. Taylor.  On July 2, 2005 the due date of the note was extended to October 2, 2005.  On October 20, 2005 this note was amended and restated, as described below.

On April 11, 2005 we engaged a placement agent and commenced a private placement of securities to institutional investors to secure additional working capital.  On May 13, 2005 we issued 50,000 shares of common stock to the placement agent pursuant to the placement agency agreement.  The placement agent was unable to secure capital on terms that were acceptable to the Company and the private placement was abandoned in August, 2005.  Costs associated with this placement effort were recorded as general and administrative expenses in the year ended December 31, 2005.

On June 15, 2005 we sold 65,790 shares of our common stock to one accredited investor outside of the placement agency agreement.  Net proceeds received from this investment were $50,000.

On August 1, 2005, ProUroCare Inc. and the Company agreed to settle a lawsuit with a former officer and employee of the Company to limit further costs of litigation and the lawsuit was dismissed with prejudice. Under the settlement, the Company did not admit any wrong-doing, but agreed to pay $160,000 plus applicable employment taxes in complete settlement of all claims. Subsequently, the Company failed to pay this settlement due to lack of funds, and a motion was brought against the Company to enforce the terms of the settlement. This motion was denied by the court. In response, a new action was filed and served on the Company alleging breach of contract and seeking damages of $160,000, unspecified consequential damages, attorneys’ fees, costs and pre- and post-award interest on all damages arising from the settlement noted above.  On March 3, 2006 the Company and ProUroCare Inc. settled this lawsuit.  Under the settlement agreement, we paid $177,000 plus $1,924 of payroll taxes in complete settlement of all claims and a dismissal of the former employees claim.  Accordingly, we recorded a reserve of $178,924 for the settlement in the year ended December 31, 2005.

Effective September 1, 2005, we engaged new outside Corporate and Securities Law Counsel, Venture Law Resources, PLLC (VLR), Bloomington, Minnesota.  Pursuant to this engagement, VLR agreed to represent the Company as its General Counsel and to assist with the introduction of investors to the Company from time to time as requested, including potential success based compensation arising from services as a finder if successful. Under its agreement with VLR, we issued 25,000 shares of common stock in lieu of a standard cash retainer in connection with VLR’s engagement.  The shares issued to VLR were valued at $17,750, based upon the fair market value of our common stock on the date of grant.  In February, 2006, an additional 25,000 common shares were issued to VLR pursuant to their engagement.

On September 14, 2005 ProUroCare Inc., our wholly owned subsidiary, borrowed $100,000 from a financial institution and in connection therewith issued a promissory note to such financial institution.  The promissory note was collateralized by the assets of the business under an existing Commercial Security Agreement with the financial institution and a commercial guaranty signed by an investor, and bore interest at an annual rate of 8.0%.  The promissory note was repaid on February 16, 2006.  In connection with the commercial guaranty, we issued a five-year warrant to the investor to purchase 25,000 shares of our common stock at $0.50 per share.  On October 19, 2005, we issued another five-year warrant to the investor to purchase 25,000 shares of our common stock at $0.50 per share.

On September 21, 2005 ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to the lender a promissory note.  The promissory note bore interest at an annual rate of Prime less one-half percent and was repaid on February 16, 2006.  In connection with the promissory note, we issued a five-year warrant to the lender to purchase 25,000 shares of our common stock at $0.50 per share.  On October 19, 2005, we issued another five-year warrant to the lender to acquire 25,000 shares of common stock at $0.50 per share.

On October 20, 2005, our wholly-owned subsidiary, ProUroCare Inc., borrowed $300,000 from a financial institution.  The loan was evidenced by a promissory note and collateralized by two $150,000 Commercial Guaranties provided by two investors.  The promissory note bore interest at an annual rate of 8.75% and was repaid on February 16, 2006.  In connection with the Commercial Guaranties, we issued five-year warrants to the guarantors to acquire up to 150,000 shares of our common stock at $0.50 per share.  The new promissory note amended an existing $100,000 promissory note first issued on March 31, 2005.  Under the amended promissory note, a personal guaranty of the previous promissory note by ProUroCare Medical Inc.’s Chairman and CEO, Mr. Taylor, was released.

These $400,000 of borrowings in September and October, 2005 enabled the Company to meet certain immediate obligations and re-initiate limited development work on the ProUroScan system.

In November 2005, we commenced a senior debt credit financing led by Crown Bank, NA in Minneapolis, Minnesota. This $6 million debt financing will be used to fund our 2006 working capital needs, fund our losses, complete the development of our products and fund us until we secure initial FDA market clearance. This $6 million credit facility is secured by all the Company’s assets, and personally guaranteed by certain individual guarantors. As of the date of this annual report, the Company had already closed on $2.2 million of this credit facility and has received verbal commitments and subscriptions from individual guarantors for a majority of the remaining $3.8 million.  Nevertheless, management can give no assurance that these verbal commitments or subscriptions will be honored, nor that the remaining $3.8 million will be secured on a timely basis in 2006, or at all.

As consideration to the guarantors to provide their guarantees for this $6 million bank credit facility, the Company intends to issue up to $2 million of unsecured convertible 10% debentures that are due in 36 months.  The debentures are convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired by October 31, 2007).  If additional funds are raised by the issuance of equity securities, such as through the issuance of stock or the issuance and exercise of warrants, then existing shareholders will experience dilution of their ownership interest.  If additional funds are raised by the issuance of debt or other equity instruments, the Company may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

If adequate funds are not available during 2006, or not available on acceptable terms during 2006, the Company may be unable to fund expansion or complete the development or enhancement of its products.  If the Company is forced to slow its development programs, or put them on hold pending securing financing, it could delay market entry. Ultimately, if no additional financing is obtained on a timely basis, or at all, we could be forced to cease operations.  See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES”, page 16.

Critical Accounting Policies

The Company’s critical accounting policies are those (i) having the most impact on the reporting of its financial condition and results, and (ii) requiring significant judgments and estimates.  Due to the development-stage nature of the Company’s current operations, the Company does not believe it has any critical policies or procedures.

ITEM 7:  FINANCIAL STATEMENTS

The following financial statements are included:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

ProUroCare Medical Inc.

Plymouth, MN

We have audited the accompanying consolidated balance sheets of ProUroCare Medical Inc. (formerly known as ProUroCare, Inc.) (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2005.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProUroCare Medical Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations, a working capital deficit, and a shareholders’  equity (deficit) that raise substantial doubt about its ability to continue as a going concern.  Management’s plans (including a pending financing) in regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 27, 2006 (except as to Note 16, as to which the date is March 3, 2006)

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash	$37	$301,522
Deposit	547	200,000
Prepaid expenses	12,483	19,336
Total current assets	13,067	520,858
Equipment and furniture, net	7,636	12,587
Deferred offering expenses	37,881	—
Debt issuance costs, net	52,727	—
	$111,311	$533,445

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Notes payable, bank	$400,000	$—
Notes payable, net of original issue discount	87,816	202,341
Accounts payable	387,302	112,602
Accrued expenses	627,872	174,025
Due to Clinical Network, Inc.	8,943	8,943
Total current liabilities	1,511,933	497,911

Commitments and contingencies (note 6)

Shareholders’ equity (deficit):
Common stock, $0.00001 par value. Authorized 100,000,000 shares; issued and outstanding 14,174,260 and 13,988,057, respectively	142	140
Additional paid-in capital	8,804,181	8,212,283
Deficit accumulated during the development stage	(10,204,945)	(8,176,889)
Total shareholders’ equity (deficit)	(1,400,622)	35,534
	$111,311	$533,445

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			Period from
			August 17,
			1999
	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005
Operating expenses:
Research and development	$261,729	$708,164	$4,467,805
General and administrative	1,670,893	1,141,467	4,903,172

Total operating expenses	1,932,622	1,849,631	9,370,977

Operating loss	(1,932,622)	(1,849,631)	(9,370,977)

Interest income	446	16,034	16,480
Interest expense	(95,880)	(485,299)	(850,448)

Net loss	$(2,028,056)	$(2,318,896)	$(10,204,945)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.18)	$(1.29)

Weighted average number of shares outstanding:
Basic and diluted	14,063,160	13,002,276	7,905,686

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Balance at inception, August 17, 1999
Net loss for the period from inception to December 31, 1999	—	$—	$—	$—	$—
Balance, December 31, 1999	—	—	—	—	—
Net loss for the year ended December 31, 2000	—	—	—	—	—
Balance, December 31, 2000	—	—	—	—	—
Issuance of common stock to founders at $3.33 per share on March 1, 2001	6	—	20	—	20
Cancellation of founders’ shares, March 6, 2001	(6)	—	(20)	—	(20)
Recapitalization and transfer of common stock to Clinical Network, Inc. July 6, 2001	3,000,000	30	(30)	—	—
Issuance of common stock to CS Medical Technologies, LLC as consideration for technology license agreement on July 6, 2001, valued at $0.158 per share	3,000,000	30	474,970	—	475,000
Net loss for the year ended December 31, 2001	—	—	—	(612,533)	(612,533)
Balance, December 31, 2001	6,000,000	60	474,940	(612,533)	(137,533)
Issuance of common stock valued at $0.429 per share to Profile LLC for technology license, January 14, 2002	3,999,999	40	1,713,560	—	1,713,600
Issuance of common stock at $2.33 per share for services rendered, November 14, 2002	44,214	—	103,166	—	103,166
Issuance of common stock for cash at $2.33 per share on November 22, 2002, net of costs of $193,386	453,345	5	864,414	—	864,419
Options to purchase 900,000 shares issued to officers and directors, valued at $0.46 per share, granted March 19, 2002; portion vested in 2002	—	—	124,583	—	124,583
Options to purchase 60,000 shares issued to consultants for services rendered, valued at $0.46 per share, granted March 19, 2002; portion vested in 2002	—	—	18,400	—	18,400
Warrant for 30,000 shares valued at $0.46 per share, issued to a director on April 19, 2002; portion vested in 2002	—	—	4,025	—	4,025
Warrant for 1,500 shares valued at $0.33 per share issued for services rendered, November 11, 2002	—	—	490	—	490
Net loss for the year ended December 31, 2002	—	—	—	(3,613,003)	(3,613,003)
Balance, December 31, 2002	10,497,558	105	3,303,578	(4,225,536)	(921,853)
Stock issued in lieu of cash for accounts payable, valued at $2.33 per share, February 25, 2003	5,445	—	12,705	—	12,705
Warrants for 192,861 shares valued at $0.30 per share, issued to bank line of credit guarantors, March 1, 2003	—	—	57,858	—	57,858
Warrant for 21,429 shares valued at $0.30 per share, issued to director as a bank line of credit guarantor, March 1, 2003	—	—	6,429	—	6,429
Warrant for 92,148 shares issued for services rendered, valued at $2.03 per share, June 30, 2003	—	—	187,060	—	187,060
Warrants for 225,006 shares valued at $0.36 per share, issued to bank line of credit guarantors, August 5, 2003	—	—	81,003	—	81,003
Warrant for 21,429 shares valued at $0.36 per share, issued to director as a bank line of credit guarantor, August 5, 2003	—	—	7,714	—	7,714
Warrants for 64,287 shares valued at $0.34 per share, issued to bank line of credit guarantors, September 11, 2003	—	—	21,858	—	21,858
Warrant for 117,858 shares valued at $0.35 per share, issued to bank line of credit guarantor, December 22, 2003	—	—	41,250	—	41,250
Options to purchase 900,000 shares issued to officers and directors, valued at $0.46 per share, granted March 19, 2002; portion vested in 2003	—	—	133,400	—	133,400
Options to purchase 60,000 shares issued to consultants for services rendered, valued at $0.46 per share, granted March 19, 2002; portion vested in 2003	—	—	6,900	—	6,900

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Warrant for 30,000 shares valued at $0.46 per share, issued to a director on April 19, 2002; portion vested in 2003	—	—	6,900	—	6,900
Net loss for the year ended December 31, 2003	—	—	—	(1,632,457)	(1,632,457)
Balance, December 31, 2003	10,503,003	105	3,866,655	(5,857,993)	(1,991,233)
Options to purchase 30,000 shares issued to a consultant valued at $0.67 per share, granted February 1, 2004, portion vested in 2004	—	—	10,100	—	10,100
Options to purchase 450,000 shares issued to officer valued at $0.67 per share, granted February 1, 2004; portion vested in 2004	—	—	84,173	—	84,173
Repurchase of 900,000 shares pursuant to the exercise of dissenters’ rights at time of merger, April 5, 2004 in connection with $750,000 note payable	(900,000)	(9)	(749,991)	—	(750,000)
Issuance of shares to shareholders of Global Internet Communications, Inc. pursuant to merger April 5, 2004	2,097,000	21	(21)	—	—
Issuance of common stock for cash at $2.00 per share on April 5, 2004, net of costs of $125,259	1,980,000	20	3,834,721	—	3,834,741
Cost associated with Global Internet Communications, Inc. reverse merger effective April 5, 2004	—	—	(162,556)	—	(162,556)
Effect of anti-dilution and price-protection provisions of warrants issued to loan guarantors in 2003, triggered by April 5, 2004 closing of private placement; shares subject to warrants increased by 375,012; exercise price reduced from $2.00 to $1.67 per share (see note 10)	—	—	320,974	—	320,974
Issuance of common stock for cash at $2.00 per share on April 27, 2004, net of costs of $1,582	25,000	—	48,418	—	48,418
Issuance of common stock valued at $2.00 per share for accrued expenses in lieu of cash, May 21, 2004	38,613	—	77,225	—	77,225
Issuance of common stock for cash at $2.00 per share on June 1, 2004, net of costs of $3,796	60,000	1	116,203	—	116,204
Issuance of common stock for cash at $2.00 per share on July 13, 2004, net of costs of $6,326	100,000	1	193,673	—	193,674
Warrants for 100,000 shares issued for services rendered valued at $1.15 per share on July 19, 2004	—	—	114,914	—	114,914
Options to purchase 200,000 shares issued to officer valued at $1.50 per share, granted July 21, 2004; portion vested in 2004	—	—	41,670	—	41,670
Issuance of common stock for cash at $2.00 per share on July 30, 2004, net of costs of $2,530	40,000	—	77,470	—	77,470
Issuance of common stock valued at $2.00 per share for accrued interest in lieu of cash, October 12, 2004	44,441	1	88,881	—	88,882
Warrants for 200,000 shares issued for services rendered valued at $0.83 per share on December 2, 2004	—	—	166,172	—	166,172
Options to purchase 900,000 shares issued to officers and directors, valued at $0.46 per share, granted March 19, 2002; portion vested in 2004	—	—	82,452	—	82,452
Warrant for 30,000 shares valued at $0.46 per share, issued to a director on April 19, 2002; portion vested in 2004	—	—	1,150	—	1,150
Net loss for the year ended December 31, 2004	—	—	—	(2,318,896)	(2,318,896)
Balance, December 31, 2004	13,988,057	140	8,212,283	(8,176,889)	35,534
Options to purchase 900,000 shares issued to officers and directors, valued at $0.46 per share, granted March 19, 2002; portion vested in 2004	—	—	5,734	—	5,734
Options to purchase 450,000 shares issued to officer valued at $0.67 per share, granted February 1, 2004; portion vested in 2005	—	—	111,108	—	111,108
Options to purchase 200,000 shares issued to officer valued at $1.50 per share, granted July 21, 2004; portion vested in 2005	—	—	100,008	—	100,008

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 150,000 shares issued to employee valued at $0.67 per share, granted January 3, 2005; portion vested in 2005	—	—	74,256	—	74,256
Options to purchase 150,000 shares issued to employee valued at $0.67 per share, granted September 6, 2005; portion vested in 2005	—	—	6,625	—	6,625
Issuance of common stock for cash at $0.76 per share on June 15, 2005	65,790	1	50,000	—	50,001
Issuance of common stock for services rendered at $1.02 per share on June 30, 2005	50,000	1	50,999	—	51,000
Issuance of common stock for deferred offering costs at $0.71 per share on September 1, 2005	25,000	—	17,750	—	17,750
Issuance of common stock for in lieu of cash for accrued expenses at $0.89 per share on December 31, 2005	45,413	—	40,418	—	40,418
Warrants for 25,000 shares valued at $0.63 per share, issued to bank loan guarantor, September 14, 2005	—	—	15,750	—	15,750
Warrants for 25,000 shares valued at $0.53 per share, issued in connection with notes payable on September 21, 2005	—	—	13,250	—	13,250
Warrants for 200,000 shares valued at $0.48 per share, issued to bank loan guarantors, October 19, 2005	—	—	106,000	—	106,000

Net loss for the year ended December 31, 2005	—	—	—	(2,028,056)	(2,028,056)
Balance, December 31, 2005	14,174,260	$142	$8,804,181	$(10,204,945)	$(1,400,622)

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
			period from
			August 17,
	Year ended	Year ended	1999 (inception)
	December 31,	December 31,	to December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(2,028,056)	$(2,318,896)	$(10,204,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,951	3,462	13,161
Stock-based compensation	297,731	219,545	811,484
Issuance of common stock for services rendered	—	—	103,166
Warrants issued for services	—	281,086	468,636
Warrant issued for debt guarantees	—	320,974	320,974
Amortization of note payable original issue discount	14,316	—	14,316
Amortization of debt issuance costs	55,773	72,594	271,885
Write-off of deferred offering cost	59,696	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	9,899	(170,000)	(190,101)
Other current assets	37,978	(12,457)	18,642
Other assets	—	7,590	—
Accounts payable	320,482	(331,339)	776,284
Accrued expenses	495,342	(153,529)	746,592
License obligation	—	(25,000)	—
Net cash used in operating activities	(731,888)	(2,105,970)	(4,601,610)
Cash flows from investing activities:
Purchases of equipment and furniture	—	(9,854)	(20,797)
Net cash used in investing activities	—	(9,854)	(20,797)
Cash flows from financing activities:
Net advances from (payments to) line of credit, bank	—	(860,000)	—
Proceeds of note payable, bank	500,000	—	500,000
Payment of note payable, bank	(100,000)	—	(100,000)
Proceeds of notes payable	100,000	—	100,000
Payment of notes payable	(90,770)	(689,272)	(780,042)
Payment for rescission of common stock	—	(100,000)	(100,000)
Net advances from (payments to) Clinical Network, Inc.	—	(24,301)	8,943
Net advances from (payments to) CS Medical Technologies, LLC	—	(26,000)	—
Payments for deferred offering expenses	(28,827)	—	(28,827)
Cost of reverse merger	—	(162,556)	(162,556)
Net proceeds from issuance of common stock	50,000	4,270,507	5,184,926
Net cash provided by financing activities	430,403	2,408,378	4,622,444
Net increase (decrease) in cash	(301,485)	292,554	37
Cash, beginning of the period	301,522	8,968	—
Cash, end of the period	$37	$301,522	$37
Supplemental cash flow information:
Cash paid for interest	$16,196	$87,691	$143,472
Non-cash investing and financing activities:
Assumption of liabilities in the Profile, LLC transaction	$—	$—	$25,000
Warrants issued for debt issuance costs	26,500	—	242,612
Warrants issued pursuant to note payable	108,500	—	108,500
Issuance of note payable for redemption of common stock	—	650,000	650,000
Other current assets financed by note payable	31,125	—	31,125
Common stock issued in lieu of cash for accounts payable	—	88,882	101,587
Common stock issued in lieu of cash for accrued expenses	40,418	77,225	117,643
Conversion of accounts payable to note payable	—	241,613	241,613
Common stock issued for deferred offering expenses	68,751	—	68,751
Deposits applied to note payable and accrued interest	142,696	—	142,696
Deposits applied to accounts payable	45,782	—	45,782
Deposits applied to accrued expenses	1,076	—	1,076

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

December 31, 2005 and 2004 and the period from

August 17, 1999 (inception) to December 31, 2005

(1)  Description of Business and Summary of Significant Accounting Policies

(a)       Description of Business, Development Stage Activities, and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare” or the “Company”) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions.  The Company’s developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

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

Pursuant to a merger agreement effective April 5, 2004 among ProUroCare Inc., Global Internet Communications, Inc. (“Global”), and GIC Acquisition Corp., a wholly owned subsidiary of Global, GIC Acquisition Corp. merged with and into ProUroCare Inc., which remained as the surviving company and a wholly owned operating subsidiary of Global (the “Merger”).  On April 26, 2004, Global changed its name to ProUroCare Medical Inc. In connection with the Merger, Global completed a private placement of 2,205,000 shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

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

(c)       Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company’s significant estimates include the determination of the fair value of its common stock and contingent liability expense. Actual results could differ from those estimates.

(d)       Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the years ended December 31, 2005 and 2004 and the period from August 17, 1999 (inception) to December 31, 2005.

(e)       Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

(f)        Cash

The Company maintains its cash in high quality financial institutions.  The balances, at times, may exceed federally insured limits.

(g)       Equipment and Furniture

Equipment and furniture are stated at cost and depreciated using the straight-line method over the estimated useful lives ranging from three to seven years. Maintenance, repairs, and minor renewals are expensed as incurred.

(h)       License Agreements

The costs associated with acquisition of licenses for technology are recognized at the fair value of stock and cash used as consideration. Fair value of stock for such transactions is determined by an independent valuation firm using forecasts of discounted cash flows provided by the Company. The annual discount rates used in these calculations reflect the high commercial risk of a development stage business and are typically within the range of 40–60%.

Costs of acquiring technology which has no alternative future uses are expensed immediately as research and development expense.

(i)        Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of

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

During the years ended December 31, 2005 and 2004, and the period from August 17, 1999 (inception) to December 31, 2005, the Company did not record any impairment charge.

(j)        Stock-Based Compensation

Effective August 17, 1999, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to record option and warrant issuances, including stock-based employee compensation.  The Company’s policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model.

Pursuant to SFAS 123, which was amended by SFAS 148, the stock-based employee and non-employee compensation cost related to stock options was $297,731, $218,395, and $784,460 for the years ended December 31 2005, 2004, and the period from August 17, 1999 (inception) to December 31, 2005, respectively.  Stock-based compensation cost related to warrants issued to a directors (in lieu of stock options) was $0, $1,150, and $12,075 for the years ended December 31, 2005, 2004, and the period from August 17, 1999 (inception) to December 31, 2005, respectively.

In determining the compensation cost of the options granted during the years ended December 31, 2005 and 2004, as specified by SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the years ended December 31,
	2005	2004
Risk-free Interest Rate	3.84%	4.19%
Expected Life of Options Granted	5.8 years (1)	10 years (2)
Expected Volatility	104.1%	42.06%
Expected Dividend Yield	0	0

(1) Calculated as the average of the vesting periods and the contractual term of the options.

(2) The contractual term of the options.

(k)       Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 8, 9, and 10).  The weighted-average fair value of the warrants granted during the years ended December 31, 2005 and 2004 was $0.54 in both years, and such warrants are immediately vested and exercisable on the date of grant.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2005	2004
Risk-free Interest Rate	4.25%	2.99%
Expected Life of Warrants Issued(1)	5 years	3-5 years
Expected Volatility	129.8%	41.7%
Expected Dividend Yield	0	0.0%

(1) The contractual term of the warrants.

(l)        Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of line of credit approximated the carrying amount based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

(m)      Research and Development

Expenditures for research and product development costs are expensed as incurred.

(n)       Debt Issuance Costs

Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method.

(o)       Deferred Offering Costs

The costs of the Company’s efforts to raise additional capital through establishing a credit facility are deferred and will be amortized over the life of the credit facility as interest expense (see Note 16).

(p)       Income Taxes

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

(q)       Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires publicly held companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  The Company does not expect the adoption of SFAS 123R to have a material effect on its consolidated financial statements, since the Company has previously adopted SFAS 123.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

(2)       Going Concern; Management’s Plan to Fund Working Capital Needs; Pending Debt Financing

The Company incurred a net loss of $2,028,056, $2,318,896, and $10,204,945 and negative cash flow from operating activities of $761,888, $2,105,970, and $4,601,610 for the years ended December 31, 2005 and 2004 and for the cumulative period from August 17, 1999 (inception) to December 31, 2005, respectively. From July 2001 through January 2002, the Company entered into several license arrangements to develop the licensed technologies into diagnostic equipment and treatments for enlarged prostates and other male urological conditions. The Company anticipates materially increasing its expenditures for technology development activities and building the Company’s infrastructure over the near term. Implementation of the Company’s business plan is dependent upon the successful transition of its product development program into a viable product with market penetration and profitability and obtaining sufficient capital to fund these developmental activities.

In November 2005, the Company commenced an aggressive plan to meet its 2006 working capital needs, complete the development of its products and obtain initial FDA market clearance through the establishment of a $6 million bank senior secured credit facility (see Note 16). The senior credit facility is secured by individual personal guarantees and a pledge of all the Company’s assets, and should be, on final closing, adequate to meet the Company’s 2006 working capital needs.  As of the date of this report, the Company had already conducted two closings totaling $2.2 million of this facility and has received additional subscriptions and verbal commitments from additional guarantors for a majority of the remaining $3.8 million needed to complete this credit facility.  Nevertheless, the Company cannot be certain that these additional commitments will be honored, nor that the remaining $3.8 million will be secured on a timely basis in the first half of 2006 or at all.  In addition, the Company may raise additional debt or equity capital in calendar 2006 if the proceeds of the foregoing $6 million senior debt facility is not adequate to meet the Company’s 2006 milestones and objectives.

As consideration to the guarantors to provide their guarantees for this $6 million bank credit facility, the Company intends to issue up to $2 million of unsecured convertible 10% debentures that are due in 36 months.  The debentures are convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired by October 31, 2007 - see Note 16).  As of the date of this report, pursuant to the $2.2 million of borrowings already closed, the Company had issued $733,334 of these debentures that are convertible into 1,466,668 shares of common stock (up to 2,444,447 shares if the underlying senior credit facility is not retired by October 31, 2007).  If additional funds are raised by the issuance of equity securities, such as through the issuance of stock or the issuance and exercise of warrants, then existing shareholders will experience dilution of their ownership interest.  If additional funds are raised by the issuance of debt or other equity instruments, the Company may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

If the remainder of the pending debt facility is not closed, or closed on a timely basis, and debt or equity capital is not otherwise available or not available on acceptable terms and conditions, the Company may be unable to fund expansion, develop or enhance products.  If this occurred, the Company could be forced to slow its development programs, or put them on hold, and thus, could delay market entry. Ultimately, if the pending financing, or necessary additional future debt or equity financing is not obtained, we could be forced to cease operations.

(3)       Equipment and Furniture

Equipment and furniture consisted of the following at December 31:

	2005	2004
Computer equipment	$16,518	$16,518
Furniture	4,279	4,279
	20,797	20,797
Less accumulated depreciation	(13,161)	(8,210)
	$7,636	$12,587

Depreciation expense was $4,951, $3,462, and $13,161 for the years ended December 31, 2005 and 2004 and the period from August 17, 1999 (inception) to December 31, 2005, respectively.

(4)       Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2005	2004
Payroll and related taxes	$347,194	$2,936
Contingent liability	178,924	75,000
Directors’ fees	40,416	65,834
Audit fees	31,000	19,000
Consulting fees	15,000	—
Accrued interest	10,918	1,324
Other	4,420	9,931
	$627,872	$174,025

As of the date of this report, the Company had already paid $589,165 of the foregoing accrued liabilities outstanding at December 31, 2005 from the first two closings of its pending $6 million senior debt financing (see Note 16).

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

As consideration for the license, the Company exchanged 3,000,000 shares of its common stock valued at $475,000. This consideration was expensed as research and development.

Under the terms of the license agreement, royalty payments are to be made quarterly in an amount equal to one-half percent (0.5%) of the amount that net sales of the Company’s products that incorporate the licensed technology exceed $500,000 in that quarter.  In the absence of revenues, we are not obligated to make any royalty payments to CSM.

Profile LLC

In January 2002, Profile LLC (Profile) granted the Company an exclusive license for prostate imaging systems in exchange for 3,230,769 shares of the Company’s common stock and the assumption of $25,000 of Profile net liabilities. The license requires royalties ranging from 1.05% to 3.05% of defined revenues. The Profile license required the Company to meet certain financial covenants. If these covenants were not met by December 31, 2002, either party had the right to terminate the license. In the event of termination by Profile, all the Company shares issued would be returned to the Company. If the Company terminated the license, then only 50% of the shares issued would have to be returned. On March 22, 2002, in exchange for eliminating these covenants, the Company issued Profile an additional 769,230 shares of its common stock.  The field of use for the exclusive license is limited to the diagnosis and treatment of enlarged prostate, prostate cancer, or other conditions of or disorders of the prostate which may be diagnosed, imaged, or treated using any diagnostic or imaging process.  The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology or the date that the Company permanently ceases the sale of devices using the technology.

The 3,999,999 shares of common stock were valued at $1,713,600.  The aggregated stock and cash consideration for the Profile license was $1,738,600, which was expensed as research and development.

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

Consideration for the license was $50,000, paid in two $25,000 installments, which were expensed as research and development in fiscal 2001.  Royalties are payable to RPI on the basis of 3% of the net sales of the therapeutic product if the primary function of the device is tomography or 1% of net sales if the primary function of the final system is not tomography.  Beginning in 2005, RPI is entitled to receive a minimum annual royalty payment of $20,000 to maintain the license.

On July 27, 2005, the Company granted to Urologix Inc. a sublicense to the technology under the RPI agreement.  Under the terms of the sublicense, Urologix will have the right to exploit the licensed products under and on the same terms as the Company has under the RPI License, as amended, including without limitation, restrictions as to field of use, exclusivity, term and other conditions.  Simultaneously, ProUroCare and RPI entered into Amendment No. 1 to the RPI License whereby (i) ProUroCare received the right to sublicense the technology, (ii) a milestone requiring the initiation of an FDA approval process on an EIT device was extended to July 13, 2008, (iii) certain termination provisions were extended to July 13, 2009, and (iv) royalties due to RPI under the Urologix Sublicense were defined as 3% of the Company’s net sales of rectal sheaths and abdominal belts to Urologix, plus 1% of Urologix’ sales of standalone EIT modules providing such sales are above Urologix’ cost to manufacture.

(6)       Commitments and Contingencies

(a)       Lease

The Company sublets office space serving as the Company’s executive offices, on a month to month basis, from a company majority-owned and controlled by the Company’s CEO, Mr. Taylor. The Company believes the monthly rent being incurred is at or below market rate for such executive office space in Minneapolis, Minnesota.

Rent expense for the years ended December 31, 2005, and 2004 and the period from August 17, 1999 (inception) to December 31, 2005 was $ 47,354, $43,538, and $158,339, respectively.

(b)       Employment Agreements

The Company (including the Company’s wholly owned subsidiary ProUroCare Inc.) is a party to employment agreements with its CEO, its President and COO, and its CFO.

Each of these agreements provides for a minimum annual salary, potential cash bonus payments and options to purchase shares of common stock that vest over three years, and a non-compete clause applicable for the period ending one year from termination. The agreement with the Chairman and CEO provides for an annual salary of $190,000 and maximum bonus potential of 75% of his base pay, with a term that continues through December 31, 2006.  The President and COO’s agreement provides for an annual salary of $175,000 with a maximum bonus potential of 50% of his base pay, with a term that continues through January 31, 2007.  The CFO’s agreement calls for an annual salary of $140,000, with the annual bonus potential to be set each year by the Compensation Committee, and a term that continues through July 21, 2007.  At December 31, 2005 approximately $253,000 of our senior management’s salaries and bonuses had not been paid, and were recorded as an accrued expense. As of the date of this report, the accrued salaries and bonuses had been paid from the net proceeds of the first two closings on the pending $6 million senior debt financing (see Note 16).

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

Under each of the above-referenced employment agreements, in the event of a change in control resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occurring within two years of the change in control), the Company shall compensate the executive as if he were terminated without cause, as described above.

In addition, ProUroCare Inc. is a party to an employment agreement with its Vice-President of Engineering. This agreement provides for a minimum annual salary of $135,000 per year, potential cash bonus payments, and options to purchase shares of common stock that vest over three years.  The agreement also provides that in the event of voluntary or involuntary separation (without cause) from the Company within the first six months of employment, the executive will receive 25,000 immediately vested options, exercisable for one-year after such separation.  In addition, if such separation occurs within the first year of employment, the executive will receive 10,000 shares of Company stock for each month of employment.  After the first year of employment, the executive will receive 60,000 shares of stock in the event of such separation.

(c)       Legal proceedings

The Company is involved in routine legal proceedings in the conduct of the ordinary course of its business.

On April 2, 2004, a former officer and employee of ProUroCare Inc. filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. On August 1, 2005, ProUroCare Inc. and the Company agreed to settle a lawsuit with a former officer and employee of the Company to limit further costs of litigation, and the lawsuit was dismissed with prejudice. Under the settlement agreement, the Company did not admit any wrong-doing, but agreed to pay $160,000 plus applicable employment taxes in complete settlement of all claims. Subsequently, the Company failed to pay this settlement due to lack of funds, and a new action was brought against the Company to enforce the terms of settlement, which was denied by the court. In response, and pursuant to a new action, a Complaint was filed and served on the Company alleging breach of contract and seeking damages of $160,000, unspecified consequential damages, attorneys’ fees, costs and pre- and post-award interest on all damages arising from the settlement noted above.

On March 3, 2006 the Company and ProUroCare Inc. settled the lawsuit.  Under the settlement agreement, the Company paid $177,000 plus $1,924 of payroll taxes in complete settlement of all claims and a dismissal of the former employee’s claim (see Note 16).  Accordingly, the Company recorded a reserve of $178,924 for the settlement in the year ended December 31, 2005.

(d)       Artann Warrants

Under the terms of a Research and Development Agreement with Artann Laboratories, Inc. (“Artann”) (see Note 14), Artann will receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, issuable upon certain milestone events.  Warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement.  Warrants for the purchase of 200,000 shares at a per share price of $2.00 per share were issued in December 2004 following the shipment of the ProUroScan systems under the Development Agreement.  The final 200,000 warrants were to be issued in two equal 100,000-share installments on July 19, 2005 and July 19, 2006.  The issuance of these warrants is dependent upon delivery of two ProUroScan systems that are ready to be used to perform clinical tests.  To date, we believe the systems we have received do not meet this criterion, and are in the process of working with Artann to confirm this assessment; accordingly, we have not issued the warrants.

(7)       Income Taxes

The Company has generated net operating loss carryforwards of approximately $2.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  The Company has analyzed the Merger and Private Placement transactions that occurred in April, 2004, and believes that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforward to the above limitations.  Specifically, under certain conditions, the convertible debentures being issued and proposed to be issued pursuant to the Company’s current debt financing (see Note 16) may be converted into enough common shares to trigger such a change in ownership.  Based on the Company’s estimates, the limitation would apply to approximately $1.2 million of the $2.0 million net operating loss carryforward.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows:

	2005	2004
Net operating loss carryforwards	$773,000	$668,000
Capitalized start up costs	1,645,000	1,132,000
Expenses paid with options and warrants	546,000	405,000
Other	213,000	133,000
Less: valuation allowance	(3,177,000)	(2,338,000)
Net deferred tax assets	$0	$0

The change in the valuation allowance was $839,000, $852,000, and $3,177,000 for the years ended December 31, 2005 and 2004 and the period from August 17, 1999 (inception) to December 31, 2005, respectively.

Reconciliation between the federal statutory rate and the effective tax rated for the years ended December 31, 2005 and 2004 and the period from August 17, 1999 (inception) to December 31, 2005 is as follows:

	2005	2004	Period from August 17, 1999 (inception) to December 31, 2005
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.5)	(4.5)	(4.5)
Change in valuation allowance	38.5	38.5	38.5
Effective tax rate	0.0%	0.0%	0.0%

(8)       Line of Credit

On April 5, 2004, the Company repaid and terminated a $1,000,000 line of credit with a financial institution.  The line of credit was created in 2003, and was severally guaranteed by nine individuals.  In exchange for the personal guarantees, the Company issued to each guarantor a warrant to purchase one share of the Company’s Common Stock at $2.33 per share for every $2.33 guaranteed.  A total of 428,580 shares are subject to these warrants.  The warrants were valued using the Black-Scholes pricing model at $151,825, which was amortized over the life of the bank line of credit. Amortization of $0 and $72,594 was recorded as interest expense in 2005 and 2004, respectively, and $151,825 for the period from August 17, 1999 (inception) to December 31, 2005.

(9)       Notes Payable – Bank

On March 31, 2005, ProUroCare Inc., the Company’s wholly owned subsidiary, borrowed $100,000 from a financial institution and issued a promissory note collateralized by substantially all Company assets and a guaranty provided by the Company’s Chairman and Chief Executive Officer, Maurice R. Taylor.  The promissory note bears interest at an annual rate of 7.0%.  On October 20, 2005 the note was amended and restated pursuant to an increase in the amount of the note (see below).

On September 14, 2005, ProUroCare Inc. borrowed $100,000 from a financial institution and issued a secured promissory note to such institution.  The promissory note was collateralized by the assets of the business under an existing Commercial Security Agreement with the financial institution and a commercial guaranty from an individual investor.  The promissory note bore interest at an annual rate of 8.0% and was to mature on March 14, 2006.  In connection with the commercial guaranty, the Company issued two five-year warrants (immediately exercisable) to the investor to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The warrants, valued at $27,750 using the Black Scholes pricing model (see Note 1), were recorded as debt issuance costs and are being expensed over the term of the promissory note as interest expense.

On October 20, 2005, ProUroCare Inc. borrowed $300,000 from a financial institution.  The loan was evidenced by a promissory note and collateralized by two $150,000 Commercial Guaranties provided by two accredited investors.  The promissory note bore interest at an annual rate of 8.75% and was to mature on March 14, 2006.  In connection with the Commercial Guaranties, on October 19, 2005, the Company issued five-year warrants to the two guarantors to acquire up to 150,000 shares of the Company’s common stock at $0.50 per share. The warrants issued are immediately exercisable.  The warrants, valued at $72,000 using the Black Scholes pricing model, were recorded as debt issuance costs and are being expensed over the term of the promissory note as interest expense.  The new promissory note amended and restated the existing $100,000 promissory note first issued on March 31, 2005.  Under the amended promissory note, a personal guaranty of the previous promissory note by the Company’s Chairman and CEO, Maurice R. Taylor, was released and is no longer in effect.  The amended promissory note was also collateralized by the assets of the business under the existing Commercial Security Agreement.

For the year ended December 31, 2005 the Company expensed $55,773 related to the debt issuance costs for the bank notes payable, which is included in interest expense.  All of the foregoing outstanding bank promissory notes were repaid on February 16, 2006 from the net proceeds of the Company’s pending senior debt financing (see Note 16).

(10)     Notes Payable

In October 2004, the Company reached an agreement with one of its research and development contractors, Minnetronix Inc., regarding payment of amounts due to Minnetronix for past and future work.  As part of this agreement, the Company issued an unsecured promissory note for the remaining balance of $241,613.  The promissory note was payable in 12 monthly installments beginning November 1, 2004, and carried a 6% annual interest rate.  At the same time, the Company paid $200,000 to Minnetronix as a deposit on future development work, to be applied to the last mutually agreed upon project expenses.  In April, 2005, the Company applied a portion of amounts on deposit to pay the remaining balance (approximately $122,000) and certain open invoices from Minnetronix.  The remaining balance of the deposit at December 31, 2005 totals approximately $550, which is being held as a security deposit by Minnetronix against future contracted work.  Interest expense during the years ended December 31, 2005 and 2004 was $2,800 and $3,330, respectively.

On April 19, 2005 the Company borrowed $31,125 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement called for eight monthly installment payments of $4,098 beginning May 1, 2005, with an imputed annual interest rate of 14%.  The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.  In December 2005, the financing agreement was paid in full.  Interest expense during the year ended December 31, 2005 was $2,066.

On September 21, 2005 ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to the lender a promissory note.  The promissory note bore an annual interest rate of Prime less one-half percent and was to mature on March 20, 2006.  In connection with the promissory note, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black Scholes pricing model (see Note 1), were recorded as original issue discount as defined in EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and are being expensed on a straight-line basis over the term of the promissory note, which approximates the interest method.  For the year ended December 31, 2005 the Company expensed $14,316 related to the debt issuance cost of the note as interest expense.  This promissory note was repaid on February 16, 2006 from the net proceeds of the Company’s pending senior debt financing (see Note 16).

(11)     Shareholders’ Equity

(a)       Common Stock and Warrants issued related to 2002 Private Placement

The Company issued 3,000,000 shares to CNI and CNI LLC in July 2001. In connection with the Company’s license agreements with CSM and Profile, the Company issued 3,000,000 and 3,999,999 shares of common stock in 2001 and 2002, respectively.

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

(b)       Common Stock and Warrants issued related to Merger and 2004 Private Placement

Merger Agreement

Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 2, 2004 (the “Merger Agreement”), by and among ProUroCare Inc., Global Internet Communications Inc. (“Global”), and GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of Global (“Acquisition Co.”), Acquisition Co. merged with and into the ProUroCare Inc., with ProUroCare Inc. remaining as the surviving company and a wholly owned operating subsidiary of Global (such transaction is hereinafter referred to as the “Merger”).  The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State.  On April 5, 2004, Global announced the effectiveness of the Merger through a press release and subsequent Current Report on Form 8-K, filed on April 20, 2004.

Prior to the Merger, one ProUroCare Inc. shareholder, Profile, L.L.C. (“Profile”) had dissented from the Merger proposal as the registered holder of securities beneficially owned by certain shareholders holding, in the aggregate, 308,465 (pre-merger) shares of ProUroCare Inc.’s common stock.  As described below, Profile and ProUroCare Inc. entered into an agreement relative to these dissenting shareholders.

Concurrent with the consummation of the Merger, ProUroCare Inc. delivered definitive documents related, among other things, to the purchase of 300,000 (pre-conversion) shares of ProUroCare Inc. common stock from the dissenting shareholders for $750,000; and shareholders beneficially holding the remaining 8,465 (pre-conversion) shares of ProUroCare common stock withdrew their dissents from the Merger.  These redemption transactions had the result of decreasing the aggregate number of shares of ProUroCare Inc. common stock outstanding immediately prior to the Merger, and thereby reduced the anticipated total number of shares of common stock of Global issued and outstanding immediately after the Merger.

At the effective time of the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 (pre-conversion) shares of common stock of ProUroCare Inc. that were outstanding immediately prior to the Merger and held by ProUroCare shareholders were cancelled, with one share of ProUroCare Inc. common stock issued to Global.  Simultaneously, the former shareholders of ProUroCare Inc. common stock received an aggregate of 9,603,003 shares of common stock of Global, representing approximately 82.1% of Global’s common stock outstanding immediately after the Merger.  At the same time, Global purchased 300,000 of the 308,465 (pre-conversion) shares with respect to which dissenters’ rights were exercised, for an aggregate purchase price of $750,000.

Global was a non-operating public shell company at the time of the Merger.  Accordingly, the Merger transaction was recorded as a recapitalization rather than a business combination.  The assets and liabilities resulting from the reverse acquisition were the former ProUroCare Inc. assets and liabilities (at historical cost) plus a $13,500 accrued Global liability (assumed at historical cost).  There were no other assets or liabilities on Global’s books at the time of the Merger.

The Company recorded costs associated with the Merger totaling $162,556 during 2004.

Settlement of Dispute with Profile L.L.C.

On July 31, 2003, the Company received a notice from Profile, the licensor under a license agreement (the “Profile License Agreement”) pursuant to which Profile licenses to the Company certain essential intellectual property needed to develop, manufacture and sell its ProUroScan product, that it believed the Company had breached material provisions of the license agreement.  The Company believed that it was in compliance with the Profile License Agreement.  The closing of the Private Placement was contingent upon the Company’s resolving such dispute with Profile, and the closing of the Private Placement was a condition to the closing of the Merger.

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

iii.    The Company agreed to purchase 300,000 of the 308,465 (pre-conversion) shares with respect to which dissenters’ rights were exercised, for an aggregate purchase of $750,000 of which $100,000 was paid upon the initial closing of the Private Placement and the balance of $650,000 was paid pursuant to the delivery of a promissory note, payable in two equal quarterly installments of $325,000 commencing on July 6, 2004.  This promissory note was collateralized by all of the assets of the Company.  The remaining 8,465 (pre-conversion) shares with respect to which dissenters’ rights were originally exercised withdrew their dissents and participated in the Merger.  The note was paid in full in October 2004.

iv.    Maurice Taylor, Chairman and Chief Executive Officer of the Company, agreed to certain restrictions on the sale of the shares of the Company owned by him until the promissory note to Profile was paid in full.  On October 4, 2004, the promissory note was paid in full and the restrictions on the sale of Mr. Taylor’s securities expired.

v.     The Company committed to provide Profile (the owner of 3,084,999 shares of the Company’s common stock following the Merger) limited piggyback registration rights in connection with any underwritten public offering.

vi.    The Company’s officers and directors (except for the Company’s Chief Financial Officer) agreed to not dispose of their shares of Company common stock for a period of 90 days following the effective date of the Company’s SB-2 registration statement.

Private Placement of the Global’s Common Stock.

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

As part of the Private Placement, the Company agreed to prepare and file a registration statement covering the resale of all of the shares of common stock purchased and sold in the Private Placement with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the initial closing of the Private Placement and the closing of the Merger.  The registration statement was first filed on August 3, 2004 and was declared effective on January 24, 2005.

Also as part of the Private Placement, a consultant was engaged by Global to provide financial-advisory services.  Under terms of the arrangement, the consultant was paid $52,000, and issued a warrant for 300,000 shares of common stock upon the first closing of the private placement.  The warrant has a three-year term and is exercisable at $2.00 per share.

(c)        Private sale of Common Stock

On June 15, 2005 the Company sold 65,790 shares of its common stock to one accredited investor in a non-public offering under Section 4(2) of the Securities Act of 1933, as amended. Net proceeds received from this placement were $50,000.

(d)       Common Stock and Warrants issued for services and liabilities

In March 2002, the Company granted a warrant to purchase 30,000 shares of common stock to a director that is exercisable at $1.13 per share. This warrant vested ratably over a 24-month period ending April 2004 until the resignation of the director on February 9, 2004, and expired on February 9, 2005.  An aggregate of $1,150, and $12,075 of stock-based compensation related to this warrant was recognized in the years ended December 31, 2004 and the period from August 17, 1999 (inception) to December 31, 2005, respectively.

In November 2002, the Company granted a warrant to purchase 1,500 shares of common stock to a consultant for services rendered.  This warrant is exercisable through November 2007 at $2.33 per share.  An aggregate of $490 of stock-based compensation related to this warrant was recognized in the year ended December 31, 2002.

In February, 2003 the Company issued 5,445 common shares to a consultant in lieu of $12,705 cash for accounts payable.

In June 2003, under the terms of an agreement with a supplier, the Company issued a warrant to purchase 92,148 shares of common stock.  This warrant is exercisable through June 2007 at $0.33 per share.  The value of $187,060 related to this warrant was recognized in the year ended December 31, 2003.

In May, 2004, a vendor was issued 38,613 shares of the Company’s common stock as payment for product development work valued at $77,225.

In October, 2004 another vendor was issued 44,441 shares of ProUroCare common stock in lieu of $88,882 cash for accounts payable.

Under the terms of a Research and Development Agreement with Artann Laboratories, Inc. (“Artann”) (see Note 14), Artann will receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, issuable upon certain milestone events.  Warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement. The value of these warrants computed using the Black-Scholes pricing model was $114,914, and was recorded as research expense.  Warrants for the purchase of 200,000 shares at a per share price of $2.00 per share were issued in December 2004 following the shipment of the ProUroScan systems under the Development Agreement.  The value of these warrants computed using the Black-Scholes pricing model was $166,172, and was also recorded as research and development expense.  The final 200,000 warrants will be issued in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement, dependent upon delivery of two clinical systems.

Effective September 1, 2005 the Company engaged new outside Corporate and Securities Law Counsel, Venture Law Resources, PLLC (VLR), of Bloomington, Minnesota. Pursuant to such engagement, VLR agreed to represent the Company as its General Counsel and to assist with the introduction of strategic investors to the Company from time to time, including success based compensation arising from any services as a finder to the Company. Under this agreement, the Company issued 25,000 shares of common stock to VLR as a retainer in connection with VLR’s engagement.  The shares issued to VLR were valued at $17,750 using the fair market value of the Company’s stock price on the date of grant and along with a $2,500 retainer paid, was capitalized as deferred offering expense during 2005.  On February 22, 2006 an addition 25,000 common shares were issued to VLR pursuant to their engagement (see Note 16).

(e)        Warrants issued for Loans and Loan Guarantees

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

In total, warrants to purchase 642,870 shares of common stock at $2.33 per share were issued in relation to the bank line of credit guarantees in 2003, and an aggregate of $216,112 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003, which was amortized over the life of the bank line of credit ($72,594 and $143,518 during the years end December 31, 2004 and 2003, respectively). Upon the closing of the Company’s Private Placement and Merger on April 5, 2004, certain exercise-price protections and anti-dilution provisions of these warrants became effective.  Under the terms of these provisions, the holders of these warrants became eligible to purchase a total of 1,017,882 shares at $1.67 per share.  The additional warrants and revaluation of the existing warrants were valued at $320,974 using the Black Scholes pricing model, and were recorded as interest expense at the time of issuance.

On September 14, 2005, ProUroCare Inc., our wholly owned subsidiary, borrowed $100,000 from a financial institution and issued a promissory note to such institution collateralized by a commercial guaranty from an individual investor.  In connection with the commercial guaranty, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire 25,000 shares of the Company’s common stock at $0.50 per share.  On October 19, 2005, the Company issued another immediately exercisable five-year warrant to the investor to purchase 25,000 shares of the Company’s common stock at $0.50 per share. The warrants, valued at $29,000 using the Black Scholes pricing model (see Note 1), were recorded as debt issuance costs and are being expensed over the term of the promissory note as interest expense.

On September 21, 2005 ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued a five-year warrant (immediately exercisable) to the lender to acquire 25,000 shares of the Company’s common stock at $0.50 per share.  On October 19, 2005, the Company issued another immediately exercisable five-year warrant to the investor to purchase 25,000 shares of the Company’s common stock at $0.50 per share. The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black Scholes pricing model (see Note 1), were recorded as original issue discount as defined in EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and are being expensed on a straight-line basis over the term of the promissory note, which approximates the interest method.

On October 20, 2005, our wholly-owned subsidiary, ProUroCare Inc., borrowed $300,000 from a financial institution.  The loan is evidenced by a promissory note and is collateralized by two $150,000 Commercial Guaranties provided by two individual investors.  In connection with the Commercial Guaranties, the Company issued five-year warrants (immediately exercisable) to the two guarantors to acquire up to 150,000 shares of the Company’s common stock at $0.50 per share.  The warrants, valued at $79,500 using the Black Scholes pricing model, were recorded as debt issuance costs and are being expensed over the term of the promissory note as interest expense.

(f)        Warrants summary

Warrant activity is as follows for the years ended December 31:

	Warrants		Weighted-Average Exercise Price
	2005	2004	2005	2004
Outstanding, January 1	1,781,877	811,866	$1.72	$2.06
Granted	250,000	975,012	0.50	1.87
Exercised	—	—	—	—
Forfeited	(24,999)	(5,001)	1.13	1.13
Outstanding, December 31	2,006,878	1,781,877	$1.58	$1.72

The weighted-average fair value of the warrants granted during the years ended December 31, 2005 and 2004 was $0.50 and $0.54, respectively.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	4.25%	2.99%
Expected life	3-5 years	3-5 years
Expected volatility	129.8%	41.7%
Expected dividend rate	0.0%	0.0%

(g)       Stock Options

In April 2002, the Company adopted a stock option plan covering the granting of options to employees and independent contractors (the “2002 Plan”).

Under the 2002 Plan, 1,500,000 shares of the Company’s common stock are available for issuance. It permits the Company to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares, and cash awards.

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

In March 2002, the Company granted an aggregate of 900,000 employee stock options to officers and directors that are exercisable at $1.13 per share.  The officer’s options vest ratably over a 36-month period through December 2004, while the director’s options vested ratably over a 24-month period through April 2004.  In October 2003, an officer resigned from the Company and 150,000 of his unvested options were forfeited and in October 2004 his remaining 210,000 options expired.  In February 2004 a director resigned from the Board of Directors, and 3,750 of his unvested options were forfeited, and in October 2005 his remaining 26,250 options expired.  An aggregate of $0, $82,452 and $340,435 of stock-based compensation related to these options was recognized in the years ended December 31, 2005 and 2004 and the period from August 17, 1999 to December 31, 2005, respectively.

In April 2002, the Company issued a nonqualified stock option to a consultant to acquire 30,000 shares of common stock at $1.13 per share. This option vested over a 6-month period ended October 2002. At the same time, the Company also issued a nonqualified stock option to a consultant to acquire 30,000 shares of common stock at $1.13 per share. This option vested ratably over a two-year period through April 2004.  An aggregate of $25,300 of stock-based compensation related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2005.

In February 2004, the Company issued 450,000 employee stock options to an officer.  These options were valued at $0.67 per share, vest ratably over a three year period, and are exercisable at $2.00 per share through February 2014.  The Company expensed $101,008, 84,173, and $185,181 related to these options during the years ended December 31, 2005 and 2004 and the period from August 17, 1999 to December 31, 2005, respectively.

In February 2004, the Company issued 30,000 nonqualified stock options to a consultant in consideration of services rendered.  The options were valued at $0.67 per share, and vested as to 15,000 shares upon issuance and as to the remaining 15,000 shares on January 1, 2005.  These options are exercisable at $2.00 per share through February 2014.  The Company expensed $10,100, $10,100 and $20,200 related to these options during the years ended December 31, 2005 and 2004 and the period from August 17, 1999 to December 31, 2005, respectively.

In July, 2004 the Company’s board of directors passed a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the “2004 Plan”), which was approved by the Company’s shareholders in July, 2005.  The Company has reserved 1,500,000 shares of common stock for issuance under the 2004 Plan.  The 2004 Plan permits the Company to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares, and cash awards.

In July 2004 the Company issued 200,000 employee stock options to the Company’s Chief Financial Officer in connection with his employment agreement.  These options were valued at $1.50 per share, vest ratably over a three year period, and are exercisable at $2.50 per share through July 2014.  The Company expensed $100,008, $41,670, and $141,678 related to these options during the years ended December 31, 2005 and 2004 and the period from August 17, 1999 to December 31, 2005, respectively.

In January, 2005, the Company issued 150,000 stock options to the Company’s Vice President of Marketing and Sales.  The options were valued at $1.62 per share, vest ratably over a three-year period, and are exercisable at $2.35 per share through January 2015.  The Company expensed $74,256 during the year ended December 31, 2005 related to these options.

In September, 2005, the Company issued 150,000 stock options to the Company’s Vice President of Engineering.  The options were valued at $0.53 per share, vest ratably over a three-year period, and are exercisable at $0.60 per share through September 2015.  The Company expensed $6,626 during the year ended December 31, 2005 related to these options.

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

Stock option activity is as follows for the years ended December 31:

	Options		Weighted-Average Exercise Price
	2005	2004	2005	2004
Outstanding, January 1	1,276,250	810,000	$1.67	$1.13
Granted	300,000	680,000	1.48	2.15
Exercised	—	—	—	—
Forfeited	(26,250)	(3,750)	1.13	1.13
Expired	—	(210,000)	—	1.13
Outstanding, December 31	1,550,000	1,276,250	$1.64	$1.67

Exercisable, December 31	1,027,812	751,575	$1.56	$1.34

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options exercisable
Range of Exercise prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Number of Options	Weighted Average Exercise Price
$0.60	150,000	$0.60	9.7	12,501	$0.60
$1.13	570,000	$1.13	6.3	570,000	$1.13
$2.00-2.50	830,000	$2.18	4.4	445,311	$2.14
	1,550,000	$1.64	7.2	1,027,812	$1.56

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

In determining the compensation cost of the options granted during the years ended December 31, 2005 and 2004, as specified by SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the years ended December 31,
	2005	2004
Risk-free Interest Rate	3.84%	4.19%
Expected Life of Options Granted	5.8 years (1)	10 years (2)
Expected Volatility	104.1%	42.06%
Expected Dividend Yield	0	0

(1) Calculated as the average of the vesting periods and the contractual term of the options.

(2) The contractual term of the options.

Using the foregoing assumptions, the average fair value of each option granted during the years ended December 31, 2005 and 2004, and the period from August 17, 1999 (inception) to December 31, 2005 was $1.08, $0.43, and $0.67, respectively.

(12)     Related Parties

A director of the Company is also a director of CSM. In April and May 2002, CSM loaned a total of $51,000 to the Company. In June 2002 and June 2004, the Company repaid the loan by making payments to CSM of $25,000 and $28,963, respectively, including interest accrued at a rate of 5%.  Interest expense on the loan was $0, $605, and $2,962 for the years ended December 31, 2005 and 2004, and the period from August 17, 1999 (inception) to December 31, 2005, respectively.

The Company’s former President (until October, 2003) was also President of ArMed, LLC, a company related to Profile prior to the January 2002 license transaction. In February 2003, the Company advanced $10,000 to the former President, of which $0 and $9,985 was outstanding at December 31, 2005 and 2004.  The Company has recorded a reserve against the entire balance, pending resolution of a lawsuit filed by the former President against the Company (see Note 6).  Two of the Company’s former directors are managing members of Profile.

The Company’s Chairman and a Company director are also directors of CNI and CN LLC.  From October 2001 through May 2002, CNI loaned a total of $123,616 to the Company.  The Company accrues interest on this debt at an annual rate of 5%.  Interest expense on the loan was $447, $818, and $8,807 for the years ended December 31, 2005 and 2004, and the period from August 17, 1999 (inception) to December 31, 2005, respectively.  In 2002 the Company repaid $12,950 to CNI.  The Company repaid principal and interest totaling $0 and $27,021 to CNI in 2005 and 2004, respectively.

In July, 2003 the Company borrowed $60,000 from the Company’s Chairman and a director under the terms of an unsecured promissory note.  The note bore simple interest at 6.5% per annum.  In August and September 2003, the Company repaid the note and the accrued interest thereon.

(13)     Private Placement

On April 11, 2005, the Company entered into a Placement Agency Agreement with a placement agent to raise working capital for the Company.  Under the terms of the agreement, the placement agent was granted the exclusive right to identify prospective purchasers of the Company’s debt or equity securities, on a best efforts basis, with no stated minimum or maximum amount to be raised.  Pursuant to the agreement, the Company paid $5,000 and on May 13, 2005 issued 50,000 shares of the Company’s common stock to the placement agent.  The 50,000 shares were valued at $51,001 using the stock price on the date of grant. Subsequently, the placement agent was unable to raise capital on terms that were acceptable to the Company and the agreement was terminated.  Costs incurred in this financing totaling $59,696, including the value of the common stock issued to the placement agent, were expensed in the year ended December 31, 2005.

Effective September 1, 2005 the Company engaged new outside Corporate and Securities Counsel, Venture Law Resources, PLLC (“VLR”), of Bloomington, Minnesota. Pursuant to such engagement, VLR agreed to represent the Company as its General Counsel and to assist with the introduction of strategic investors to the Company from time to time, including success-based compensation arising from any services as a finder to the Company.  Under this agreement, the Company issued 25,000 shares of common stock to VLR as a retainer in connection with VLR’s engagement.  The shares issued to VLR were valued at $17,750 using the fair market value of the Company’s stock price on the date of grant and along with a $2,500 retainer paid, was capitalized as deferred offering expense during 2005.  On February 22, 2006 an additional 25,000 common shares were issued to VLR pursuant to their engagement (see Note 16).

(14)     Development Agreements

Development Agreement.

In July of 2004, the Company entered into a Development Agreement with Artann and Armen Sarvazyan under which Artann and Sarvazyan developed two working, pre-clinical ProUroScan systems.  These systems were delivered to ProUroCare in late November 2004.  ProUroCare paid Artann $180,000 for this development work, which was expensed as research and development cost during the year ended December 31, 2004.  The Development Agreement also provides that Artann will provide, at no charge, consulting and advisory services in the development of these systems for use in clinical trials.

Research and Development Agreement.

In July of 2004, the Company entered into a “Research and Development Agreement” with Artann for the further development of the ProUroScan and other to-be-determined technologies in the urologic field.  Under this agreement Artann is to be a research and development partner to the Company, supporting the further development of the ProUroScan and other to-be-determined technologies in the urologic field.  Any intellectual property and know-how resulting from the advancement of the ProUroScan under this agreement will be assigned to ProUroCare.  For its role, Artann will receive a total of $250,000 (plus incentives as explained below) payable upon certain milestone events.  A payment of $50,000 was made to Artann upon the execution of the agreement.  In December, 2004 the Company paid Artann $110,000 following the shipment of the ProUroScan prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule).  All of these payments to Artann were expensed as research and development cost during the year ended December 31, 2004.  On May 6 and June 6, 2005, Artann filed additional patent applications relating to a new probe positioning technology, for which the Company will pay Artann $50,000, with the final $50,000 to be paid upon issuance of the patent(s) to ProUroCare.  Artann will also receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, similarly issuable upon certain milestone events.  Fully vested warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement.  The value of these warrants computed using the Black-Scholes pricing model was $114,914, and was recorded as research and development cost.  Fully vested warrants for the purchase of 200,000 shares at a per share price of $2.00 were issued in December 2004 following the shipment of the ProUroScan systems under the Development Agreement.  The value of these warrants computed using the Black-Scholes pricing model was $166,172, and was also recorded as research and development expense.  The final 200,000 warrants are to be issued, contingent on the delivery of a system ready for clinical trials, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement.  To date, we believe the systems we have received do not meet our criterion, and we are working with Artann to confirm this assessment; accordingly, we have not issued the final 200,000 warrants.

Joint Development Agreement.

On July 27, 2005, the Company entered into a Memorandum of Understanding (the “MOU”) with Urologix, Inc. (“Urologix”) pursuant to which the parties will co-develop new products utilizing ProUroCare’s electrical impedance tomography (“EIT”) technology. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix’ existing thermal therapy systems.  The modules will include a low-frequency power supply, electrodes, a rectal probe, monitor and software containing the proprietary algorithms.  It is intended that thermal therapy systems upgraded with the modules will enable urologists to observe the real-time migration of heat through the prostate during treatment and adjust the amount of energy applied in order to protect the urethral tissue and adjacent organs.  The upgraded systems will continue to utilize transurethral microwave catheters to generate the heat necessary to cause necrosis.

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

In connection with the co-development project, on July 27, 2005, the Company granted to Urologix a sublicense (“Urologix Sublicense”) of EIT technology originally licensed to ProUroCare by Rensselaer Polytechnic Institute (“RPI”) pursuant to that certain License Agreement dated July 13, 2001 by and between the Company and RPI (the “RPI License”).  Under the terms of the sublicense, Urologix will have the right to exploit the licensed products under and on the same terms as the Company has under the RPI License, as amended, including without limitation, restrictions as to field of use, exclusivity, term and other conditions of the MOU.

Simultaneously, ProUroCare and RPI entered into Amendment No. 1 to the RPI License. Under the terms of

Amendment No. 1, (i) ProUroCare received the right to sublicense the technology, (ii) a milestone requiring the initiation of an FDA approval process on an EIT device was extended to July 13, 2008, (iii) certain termination provisions were extended to July 13, 2009, and (iv) royalties due to RPI under the Urologix Sublicense were defined as 3% of the Company’s net sales of rectal sheaths and abdominal belts to Urologix, plus 1% of Urologix’ sales of standalone EIT modules providing such sales are made above Urologix’ cost to manufacture.

(15)     Pro Forma Information (Unaudited)

The following unaudited pro forma condensed results of operations for the year ended December 31, 2004, gives effect to the reverse merger with Global Internet Communications, Inc. and the private placement of the Company’s common stock as if such transactions had occurred on January 1, 2004 (see Note 1).

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

Year Ended December 31, 2004

	ProUroCare	Global Internet Communications	Proforma Adjustments		Proforma Results
Sales, net	$—	$—	$—		$—

Loss from operations	$(1,849,631)	$(199,113)	$205,028	(1)	$(1,843,716)

Net loss	$(2,318,896)	$(199,183)	$205,028	(1)	$(2,313,051)

Net loss per share-basic and diluted	$(0.18)				$(0.17)

Shares outstanding – basic and diluted	13,002,276		936,164	(2)	13,938,440

NOTES TO PRO FORMA ADJUSTMENTS

(1)   This adjustment is for non-recurring consulting expenses related to the Merger, paid by Global Internet Communications, Inc.

(2)   This adjustment restates the number of weighted average shares outstanding as if the Merger and Private Placement had occurred at the beginning of the period.  The adjustment is computed as the difference between the weighted average effect of additional shares issued pursuant to the Merger and Private Placement (2,097,000 shares of Global Internet Communications, Inc. common stock outstanding at the time of the Merger, 2,205,000 shares issued pursuant to the Private Placement, less 900,000 shares redeemed under dissenters’ rights) and the total of the same transactions as if they had occurred at the beginning of the period.

(16)     Subsequent Events

On January 25, 2006, ProUroCare Inc. borrowed, solely for short-term working capital needs, a total of $48,000 in three separate transactions:

1.           $12,500 from Alexander Nazarenko, a Director of the Company; in consideration, the Company executed and issued to Mr. Nazarenko a $12,500 unsecured demand promissory note (the “Note”).  The Note bore interest at an annual rate of Prime Plus One Percent;

2.           $12,500 from David F. Koenig, a Director of the Company; in consideration, the Company executed and issued to Mr. Koenig a $12,500 unsecured demand promissory note (the “Note”).  The Note bore interest at an annual rate of Prime Plus One Percent; and

3.           $23,000 from Adron Holdings, LLC (“Adron”), a Minnesota limited liability company, pursuant to a Loan Agreement between the Company, Adron, the Company’s Chief Executive Officer (Maurice Taylor II)

and David Koenig, a Director of the Company.  In consideration for such $23,000 loan, the Company issued to Adron a $23,000 unsecured promissory note (the “Note”).  Mr. Taylor and Mr. Koenig each personally guaranteed one-half of the Company’s obligations under the Note.  This Note was due on March 14, 2006, on which date the Company was obligated to pay an administrative fee of $4,000; such fee was reduced on a pro rata basis due to early repayment (see below). Under the terms of this Loan Agreement, the Company issued a five-year warrant to Adron to acquire 50,000 shares of Company common stock at $0.50 per share.  These warrants, valued at $41,500 using the Black-Scholes pricing model, were recorded as interest expense in 2006.

All of these notes were repaid on February 16, 2006 from the net proceeds of the first two closings under the Company’s pending senior debt financing described below.  Also on that date, the Company repaid $400,000 (plus accrued interest thereon) of bank notes payable and a $100,000 note payable (plus accrued interest thereon) to an individual.

Effective February 16, 2006 and February 28, 2006, the Company completed its first two closings under its pending $6.0 million senior debt financing.  These first two closings aggregated $2.2 million. The senior debt financing is in the form of long-term bank loans (the “Loans”) secured by a security agreement covering all Company assets, including two technology licenses that were assigned to the bank, and guaranteed by a limited number of accredited individual investors, who received unsecured convertible debentures in consideration for their guarantees. A third and final closing on such senior debt financing is anticipated in the near future.

Pursuant to the first of such two closings, on February 16, 2006, the Company issued a promissory note to its lender in the amount of $1,200,000, at an interest rate of the Prime Rate plus 1.0%.  This promissory note matures on January 11, 2008.  In connection with this note, two individuals each guaranteed $600,000 of the loan, and were each issued a 10% unsecured convertible subordinated debenture in the amount of $200,000. Furthermore, under the second closing held on February 28, 2006, the Company issued a second promissory note to its lender in the amount of $1,000,000, at an interest rate of the Prime Rate plus 1.0%.  This promissory note matures on February 29, 2008.  Two accredited investors guaranteed the $1,000,000 face amount of this promissory note, and in consideration, were issued 10% unsecured convertible subordinated debentures totaling $333,334.

Each of the debentures issued to the guarantors under the Company’s pending senior debt facility mature three years from the date of issue and is convertible into Company common stock at a price of $0.50 per share.  If the guarantees of the underlying bank indebtedness are not released by August 31, 2007 (or subsequently October 31, 2007) the conversion price becomes $.40 per share (and subsequently $0.30 per share), respectively.

On February 22, 2006 the Company issued 25,000 common shares to Venture Law Resources, PLLC, in connection with their engagement as Corporate and Securities Law Counsel.  The shares were valued at $22,750 using the fair market value of the Company’s stock price on the date of grant.

On March 2, 2006 the Company issued to five of its employees stock options to acquire a total of up to 200,000 shares of common stock at $0.75 per share.  The five-year options, which vest upon the Company securing FDA approval of its ProUroScan system, were valued at $0.72 per share.

On March 3, 2006 the Company and its wholly-owned subsidiary settled a lawsuit with a former officer and employee of the Company relating to an August 1, 2005 settlement of a lawsuit relating to the former officer’s separation of employment with ProUroCare Inc. Under the settlement agreement, the Company paid $178,924 (including applicable employment taxes) in complete settlement of all claims and a dismissal of the former employees claim on March 3, 2006.

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 20, 2004, the Company (formerly Global Internet Communications, Inc.) dismissed Manning Elliot as its independent auditors.  The Company thereafter engaged Virchow, Krause & Company, LLP (“Virchow”), as its independent auditors.

The decision to dismiss Manning Elliot was made by our reconstituted board of directors after the effectiveness of the Merger, and was made primarily because of the desire to retain the accounting firm which was familiar with our operating business conducted through ProUroCare Inc.  There were not, within the past two years, any disagreements with Manning Elliot that are known to the Company’s management and relate to accounting principles or practice, financial disclosures or auditing scope or procedures.  We requested that Manning Elliot furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.  A copy of such letter was filed as Exhibit 16.1 to a Current Report on Form 8-K/A filed on April 20, 2004.

On April 20, 2004, we engaged Virchow as our independent public accountants for the fiscal year ending December 31, 2004.  During the subsequent interim period preceding the engagement of Virchow, we did not consult Virchow on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B promulgated by the SEC.  The selection of Virchow as our independent auditor was approved by our board of directors.

In our two most recent fiscal years prior to the change in accountants and any subsequent interim period to the date of such change, we have not consulted with Virchow regarding either:  (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements, and neither a written report was provided to the registrant nor oral advice was provided that Virchow concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K

We did not have any disagreements with our auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A:      CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there was no such change during the quarter ended December 31, 2005.

ITEM 8B:      OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our executive officers and directors, their ages and their present positions with the Company as of March 27, 2006.  The directors serve for a term of one year or until the next annual meeting of the shareholders.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Position
Maurice R. Taylor, II	60	Chief Executive Officer; Chairman
Michael P. Grossman	52	President, Chief Operating Officer; Director
Richard B. Thon	50	Chief Financial Officer
Richard C. Carlson	54	Vice-President, Marketing and Sales
Alan L. Haggerty	49	Vice President, Engineering
David F. Koenig	65	Director
Alexander Nazarenko	61	Director

Maurice R. Taylor, II, is a Minneapolis entrepreneur, and has served as the Chairman of the Board of PUC since its inception in 1999 and its Chief Executive Officer until February, 2004. Upon the Merger, Mr. Taylor was appointed to serve as the Company’s Chairman of the Board.  In March, 2005, he was reappointed as the Company’s Chief Executive Officer.  He was the founder of Chronimed Inc. (“Chronimed”), and has been involved in several healthcare and medical-technology companies.  He served as Chairman and Chief Executive Officer of Chronimed from April 1985 until March 1999, at which point he joined its diagnostic division in a spin-off venture which became known as MEDgenesis.  Mr. Taylor held such positions with Chronimed and MEDgenesis until the sale of MEDgenesis to the British company Medisys PLC.  Mr. Taylor is also Chairman of Clinical Network and CHdiagnostics, LLC, a diabetes market product-development company.  He serves as a director and is the former Chairman of the Scripps Whittier Institute for Diabetes which, through collaborations, is believed to be the largest diabetes research group in the world.  Mr. Taylor was the recipient of the Inc. Magazine “Entrepreneur of the Year Award for Healthcare” in 1994.

Michael P. Grossman has served as President and Chief Executive Officer of ProUroCare, Inc., the Company’s wholly-owned subsidiary since February, 2004 and became President, Chief Executive Officer and a director of our Company upon the Merger.  In March, 2005, when Mr. Taylor was appointed Chief Executive Officer, Mr. Grossman was appointed as President and Chief Operating Officer.  Mr. Grossman has extensive experience in the financial services and advisory industry, including more than 14 years in the area of new business start-ups and economic development.  From 1995 to 2003 he served as Vice President of the Minnesota Cooperation Office (“MCO”), a privately funded business-development company created to identify and assist in the formation of high-growth, innovative companies and support their future growth.  In some instances, Mr. Grossman served on the board of directors of the client companies and in most all cases provided ongoing assistance to the companies for a period of three to five years.  Prior to 1995 he held senior positions at Tricon Capital Corporation, Ehlers and Associates, Inc., and corporate and public finance positions at Piper Jaffray & Hopwood, and Dain Bosworth (now RBC Dain Rauscher).  Mr. Grossman has a B.A. in Economics from Carleton College and an M.B.A. from the University of Minnesota.

Richard B. Thon became our Chief Financial Officer in July 2004 after serving in this role in an interim capacity on a consulting basis since 2001.  From 2002 to 2004, Mr. Thon was the Chief Financial Officer of CHdiagnostics, LLC.  He served as the Chief Financial Officer and Vice President of Finance for MEDgenesis from 2000 to 2001, as Corporate Controller of Instant Web Companies from 1998 to 2000, and as Controller and director of Business Systems of Sanofi Diagnostics Pasteur from 1990 to 1998.  Mr. Thon began his career as an auditor with

KPMG LLP, and since that time has held financial management positions with both public and privately held firms.  Mr. Thon has a B.B.A. in Accounting from the University of Michigan and an M.B.A. in Finance from the University of Wisconsin.

Richard C. Carlson, Vice President of Marketing and Sales, has extensive experience in the medical device industry.  Mr. Carlson held several positions with SurModics, Inc. from 1998 to 2004, including Vice President of Marketing and Sales and Vice President of Strategic Planning.  From 1996 to 1998 Mr. Carlson was the European Marketing manager with Boston Scientific, where he developed strategic product plans and identified new market opportunities for the European Division.  Mr. Carlson has also held senior level management positions with C.R. Bard, Advanced Surgical Intervention, Vicon Systems, Medtronic and American Medical Systems.  Mr. Carlson has a BA in Business Economics and an MBA in Marketing from the University of Minnesota.

Alan L. Haggerty, Vice President-Engineering, brings a broad background in technology R&D and product development for diverse applications including medical devices to ProUroCare. He has extensive experience in electronics, software, advanced algorithms, and systems development. He’s led technology strategy planning, intellectual property management, and government funded R&D programs with organizations including the NIH.

Mr. Haggerty was CTO and VP of Engineering at American TeleCare from 2003 to 2005, where he led product development of interactive telehealth remote patient care systems. In 2002, he was Product Development Manager for Agere Systems, where he initiated Agere’s first low-powered semiconductor preamplifier development for the mobile disk drive market. From 2000 to 2002, Mr. Haggerty was Software Development Manager at Optical Solutions, where he led software development for an innovative passive fiber optic telecommunication system. He held several R&D leadership positions with Honeywell Inc. from 1980 to 2000.  Mr. Haggerty received a Bachelors Degree of Electrical Engineering in 1980 and a Masters Degree in 1987 from the University of Minnesota - Institute of Technology.

David F. Koenig has served as a director of PUC since 1999, and became a director of the Company upon the Merger.  From 1996 to 2005, Mr. Koenig was the Executive Vice President and Chief Operating Officer of Solar Plastics, Inc., a manufacturer of custom rotationally molded plastic parts (“Solar Plastics”).  Solar Plastics has four manufacturing facilities and services customers in both domestic and international markets.  Mr. Koenig served as Chief Financial Officer and director of Quadion Corporation from 1977 to 1987, a manufacturer of precision-made rubber and plastic components and assemblies for industrial uses.  In this role, he had full responsibility for strategic planning, acquisitions, information services, real estate and legal services, and helped create the plans and implement the programs that took this company from sales of $22 million from three domestic plants to sales exceeding $100 million from six domestic and three foreign plants.  Prior to this time, Mr. Koenig spent 11 years growing and developing his own consulting business focusing on providing services to small to medium-sized companies in the areas of strategic planning and implementation, acquisitions, financing and organizational restructuring.  Earlier, Mr. Koenig was employed by Dain Rauscher as an investment banker, and by General Mills, Inc. and Kroger Co. with responsibilities in strategic planning, acquisitions and finance.  Mr. Koenig received his undergraduate degree in business administration from Indiana University and his M.B.A. from Harvard Graduate School of Business.  Mr. Koenig is a member of the audit, compensation, and governance committees.

Alexander Nazarenko has served as a director of PUC since 2001, and became a director of the Company upon the Merger.  Since 1992, Mr. Nazarenko has been a co-owner, officer and director of American Phoenix, Inc. of Eau Claire, Wisconsin, a company with approximately $20 million in revenues and 175 employees engaged in the business of rubber processing for the major tire companies.  Since 1996, he has also been co-owner, officer and director of 2N Company, L.L.C., of Minneapolis, Minnesota, a private investment and management company with investments in a broad range of industries.  Form 1973 until 1991, Mr. Nazarenko served as Vice President for Equity Securities Trading Company of Minneapolis. Mr. Nazarenko began his career in the securities industry in 1966.  Mr. Nazarenko is a member of the audit, compensation, and governance committees.

There are no family relationships among our executive officers or directors.

Audit Committee

Our Board of Directors has established a two-member audit committee that currently consists of Messrs. Koenig and Nazarenko.  The board of directors has adopted a written charter for the audit committee.  The audit committee was formed after the effectiveness of the Merger; and prior to the Merger the Company had no such audit committee.

The board of directors has determined that at least one member of the audit committee, Mr. Koenig, is an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended.  Mr. Koenig’s relevant experience includes his service as the Chief Financial Officer and director of Quadion Corporation, and his past consulting experience which involved his oversight and supervision of the performance of business enterprises respecting the preparation, audit and evaluation of financial statements.  Both members of the audit committee (i.e., Messrs. Koenig and Nazarenko) currently qualify as “independent directors,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards.  Moreover, the board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

Code of Ethics Disclosure Compliance

On February 15, 2005, our Board of Directors adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.  Our Code of Ethics is filed as an exhibit to this annual report.

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our Chief Executive Officer and the other highest-paid executive officers serving as such at the end of fiscal year 2005 whose compensation for that fiscal year was in excess of $100,000.  The individuals named in the table will be hereinafter referred to as the “Named Officers.”  No other executive officer of the Company or it wholly owned subsidiary received compensation in excess of $100,000 during fiscal year 2005.

				Long-Term Compensation Awards
		Annual Compensation		Securities Underlying	All Other
Name and Position	Year	Salary ($)	Bonus ($)	Options (#)	Compensation ($)(5)

Maurice R. Taylor, II (1)	2005	$190,000	$28,500	—	$1,838
Chief Executive Officer	2004	$190,000	$104,738	—	$1,838
and Chairman of the Board	2003	$190,000	$—	—	$3,225

Michael P. Grossman(1)(2)	2005	$175,000	$17,500	—	$1,080
President, Chief Operating	2004	$164,417	$—	450,000	$1,080
Officer, and Director	2003	$4,000	$—	—	$—

Richard B. Thon(3)	2005	$140,000	$8,400	—	$1,200
Chief Financial Officer	2004	$97,999	$—	200,000	$1,000
	2003	$51,000	$—	—	$—

Richard C. Carlson(4)	2005	$120,000	$7,200	150,000	$—
Vice President, Marketing

(1)           Mr. Taylor served as Chairman and Chief Executive Officer of PUC until January 31, 2004.  On February 1, 2004, Michael P. Grossman became the Chief Executive Officer of PUC, and subsequently became the Chief Executive Officer of the Company upon the Merger.  On March 3, 2005, Mr. Taylor was again named Chief Executive Officer of the Company, and continues to serve as the Chairman of the Company.

(2)           Mr. Grossman’s 2003 and 2004 compensation includes consulting compensation earned between December 1, 2003 and January 31, 2004, prior to his appointment to the position of Chief Executive Officer on February 1, 2004.  On March 3, 2005, Mr. Grossman was appointed to the position of Chief Operating Officer.  He continues to serve as President and Director.

(3)           Mr. Thon was employed by the Company on July 21, 2004.  Prior to that date, Mr. Thon performed the duties of the Chief Financial Officer on a part-time consulting basis.  Earnings shown for 2003 and 2004 include payments made for these consulting services.

(4)           Mr. Carlson joined the Company on January 3, 2005

(5)           Other compensation represents insurance premiums paid by the Company with respect to term life insurance policies for the benefit of the named executives.  There is no cash surrender value associated with any of the policies.

Option Grants in Last Fiscal Year

The following table sets forth the number of individual grants of stock options made during fiscal 2005 to the Named Officers:

	Individual Grants
Name	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Richard C. Carlson	150,000	50.0%	$2.35	1/3/2015

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No stock options or stock-appreciation rights were exercised during fiscal year 2005, and no stock-appreciation rights were outstanding at the end of such fiscal year.  The table below sets forth outstanding but unexercised options of the named officers as of the end of fiscal year 2005.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options (1) $
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Maurice R. Taylor, II	186,000	—	$—	$—
Michael P. Grossman	230,020	174,978	$—	$—
Richard B. Thon	124,452	105,548	$—	$—
Richard C. Carlson	45,837	104,163	$—	$—

(1)   These amounts represent the difference between the exercise price of the in-the-money options and the market price of our common stock on December 30, 2005 (the last trading day prior to December 31, 2005).  The last reported sale on the OTC Bulletin Board on that date was $0.46.  Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Director Compensation

Our Board of Directors has established a policy that each of our non-employee directors receives an annual cash payment of $5,000 for annual services to the Company, and that our chairpersons of our compensation, audit, and governance and nominating committees receive an additional annual payment of $2,500.  In addition, we have also agreed to grant to all non-employee directors a one-time non-qualified stock option upon election or appointment to the board of directors to purchase 30,000 shares of our common stock at fair market value.  These director options vest ratably over two years of service and have a ten-year term.  All directors shall be reimbursed for travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and its committees.

Employment Agreements

The Company (including the Company’s wholly owned subsidiary ProUroCare Inc.) is a party to employment agreements with its Chairman and CEO, its President and COO, and its CFO.  Each of these agreements provides for a minimum annual salary, potential cash bonus payments and options to purchase shares of common stock that vest over three years, and a non-compete clause applicable for the period ending one year from termination. The agreement with the Chairman and CEO provides for an annual salary of $190,000 and maximum bonus potential of 75% of his base pay, with a term that continues through December 31, 2006.  The President and COO’s agreement provides for an annual salary of $175,000 with a maximum bonus potential of 50% of his base pay, with a term that continues through January 31, 2007.  The CFO’s agreement calls for an annual salary of $140,000, with the annual bonus potential to be set each year by the Compensation Committee, and a term that continues through July 21, 2007.  These agreements also provide that, upon termination without cause (or a change of employment that the employee elects to treat as a termination of employment), the employee will receive as severance six months of base salary plus four months of base salary for each year of prior service to the Company (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years.  Additionally, all unvested stock options then held by the employee will immediately vest and be exercisable up to one-year from the date of termination.

Under each of the above-referenced employment agreements, in the event of a change in control resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occur within two years of a change in control), the Company shall compensate the executive as if he were terminated without cause, as described above.

In addition, ProUroCare Inc. is a party to an employment agreement with its Vice-President of Engineering. This agreement provides for a minimum annual salary of $135,000 per year, potential cash bonus payments, and options to purchase shares of common stock that vest over three years.  The agreement also provides that in the event of voluntary or involuntary separation (without cause) from the Company within the first six months of employment, the executive will receive 25,000 immediately vested options, exercisable for one-year after such separation.  In addition, if such separation occurs within the first year of employment, the executive will receive 10,000 shares of Company stock for each month of employment.  After the first year of employment, the executive will receive 60,000 shares of stock in the event of such separation.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 21, 2006, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.  (Unless otherwise indicated, the address of each of the following persons is One Carlson Parkway, Suite 124, Plymouth, Minnesota 55447).

Name	Shares Beneficially Owned	Percent of Class
Maurice R. Taylor II (1)	1,704,338	11.9
Michael P. Grossman (2)	280,024	1.9
Richard Thon (3)	142,232	1.0
Richard C. Carlson(4)	62,505	*
Alex Nazarenko(5)	2,183,926	15.4
David Koenig(6)	568,969	4.0
All directors and officers as a group (7)	4,687,116	31.2
Clement Nelson(8) 5644 Heather Ridge Court Shoreview, MN 55126	2,127,498	15.0
Profile, L.L.C. (9) 2700 Corporate Drive, Suite 120 Birmingham, Alabama 35242	2,900,385	20.5
CS Medical Technologies, LLC(10) 2277 West Highway 36, Suite 254 Roseville, Minnesota 55113	1,947,498	13.7

*Less than one percent (1%).

(1)       Includes 22,500 shares of common stock held by Clinical Network, LLC, and 265,714 shares held by Clinical Network, Inc., with respect to each of which Mr. Taylor is a managing officer and majority owner.  Also includes 1,227,624 shares of common stock held directly, 2,500 shares held by his spouse, and options to purchase 186,000 shares of common stock which are currently exercisable or exercisable within 60 days at $1.13 per share.

(2)       Includes options to purchase up to 280,024 shares of common stock which are currently exercisable or exercisable within 60 days, at $2.00 per share.

(3)       Includes options to purchase up to 142,232 shares of common stock which are currently exercisable or exercisable within 60 days.  Of Mr. Thon’s options, 30,000 are exercisable at $1.13 per share, and 112,232 are exercisable at $2.50 per share.

(4)       Includes options to purchase up to 62,505 shares of common stock which are currently exercisable or exercisable within 60 days, at $2.35 per share.

(5)       Includes 1,947,498 shares held by CS Medical Technologies, LLC, of which Mr. Nazarenko is a managing officer and member.  Also includes 206,428 shares of common stock held directly, and options to purchase up to 30,000 shares of common stock which are currently exercisable or exercisable within 60 days at $1.13 per share.

(6)       Includes 22,500 shares held by Clinical Network, LLC, and 265,714 shares held by Clinical Network, Inc., with respect to each of which Mr. Koenig is an officer and minority owner.  Also includes 182,895 shares of common stock held directly, options to purchase up to 30,000 shares of common stock which are currently exercisable or exercisable within 60 days, exercisable at $1.13 per share, and immediately exercisable warrants to purchase 67,860 shares at $1.67 per share.

(7)       Includes Messrs. Taylor, Nazarenko, Koenig, Grossman and Thon.

(8)       Includes 1,947,498 shares held by CS Medical Technologies, LLC, of which Mr. Nelson is a managing officer and member, and 180,000 shares held directly.

(9)       The managers of Profile, LLC are T. Forcht Dagi and Stanley L. Graves, who share voting and investment power over the securities held by Profile, LLC. Cordova Technology Partners, L.P., a private investment fund, by virtue of its 42.4% ownership interest in Profile, LLC, indirectly has a pecuniary interest in 1,149,262 shares of the Company’s common stock. The management committee of Cordova Technologies, LLC, of which T. Forcht Dagi is a member, exercises voting and investment power over the securities held by Cordova Technology Partners, L.P.

(10)     The beneficial owners of CS Medical Technologies, LLC are Clement Nelson and Alex Nazarenko (a director of the Company).

Securities Authorized for Issuance under Equity Compensation Plans as of Last Fiscal Year (December 31, 2005)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,550,000	$1.64	1,450,000
Equity compensation plans not approved by stockholders (2)	2,006,878	$1.58	—
Total	3,556,878	$1.61	1,450,000

(1)           Includes shares of our common stock issuable under options issued under our 2002 and 2004 Plans (as defined below).

(2)           Consists of warrants issued to vendors, consultants, and loan guarantors.

Option Plans

The board of directors adopted the 2002 and 2004 Plans to provide a means by which our employees, directors, officers and consultants may be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.  The officers’ options vest ratably over a 36-month period from the date of issuance, while the directors’ and consultants’ options are completely vested.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to utilize the fair-value method of accounting for these options.  An aggregate of $297,732, $218,395, and $799,410 of stock-based compensation related to these options was recognized in the years ended December 31, 2005, 2004 and the period from August 17, 1999 to December 31, 2005, respectively.

2002 Plan.

In April 2002, PUC adopted the ProUroCare Inc. 2002 Stock Plan (the “2002 Plan”), pursuant to which PUC granted options to officers, directors, employees and independent contractors.  The Company adopted the 2002 Plan as part of the Merger, and on February 15, 2005 our board of directors approved an amendment to the 2002 Stock Plan that provides for the cashless exercise of options granted under the plan, at the discretion of a committee of independent directors.

Under the 2002 Plan, we are able to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares, and cash awards.  As of December 31, 2005 there were options to purchase 1,050,000 shares of our common stock outstanding under the 2002 Plan that are exercisable at prices ranging from $1.13 to $2.00.  All of these options are held by Company officers, consultants and directors.

2004 Plan.

On July 12, 2005 our shareholders approved a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the “2004 Plan”).  The 2004 Plan provides for the grant of both incentive and non-statutory stock options.  Incentive stock options granted under the 2004 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the 2004 Plan will not qualify as incentive stock options under the Code.  We have reserved 1,500,000 shares of common stock for issuance under the 2004 Plan.  As of December 31, 2005, 500,000 options have been granted to officers under the 2004 Plan that are exercisable at prices ranging from $0.60 to $2.50 per share. All of these options have been issued to Company officers.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Company History

ProUroCare Inc., the Company’s wholly owned subsidiary (“PUC”), was initially founded by shareholders of Clinical Network Inc. (“Clinical Network”) in August 1999.  Clinical Network was originally established in 1990 for the purpose of pursuing treatments for stress urinary incontinence in women.  In July 2001, Clinical Network began collaborating with CS Medical Technologies, L.L.C. (“CS Medical”), a developer of microwave treatment technology for prostate and cardiology treatments, for the development of products for the male urology market.  At that time, PUC acquired from Clinical Network and CS Medical all assets and rights associated with the minimally invasive microwave therapy in exchange for an aggregate of 3,000,000 shares of PUC common stock.  Alex Nazarenko, a Company director (and former director of PUC), is a principal shareholder and controlling person of CS Medical.  Currently, CS Medical owns 1,947,498 shares of our common stock.  In addition, Maurice R. Taylor, the Company’s Chairman and Chief Executive Officer (and Chairman of PUC), and David Koenig, a Company director (and a former director of PUC), are principal shareholders and controlling persons of Clinical Network and Clinical Network, L.L.C. (a limited liability company affiliated with Clinical Network) which together beneficially own 288,214 shares of our common stock.  Prior to the transactions with Clinical Network and CS Medical, neither of such companies (nor the individual directors named above) were related parties or otherwise affiliated with PUC.  Accordingly, these transactions were negotiated at arms-length.  The Company believes that the terms of the above-described transactions were fair to the Company.

Loan Transactions

From October 2001 through May 2002, Clinical Network loaned a total of $123,616 to the Company.  The Company accrued interest on this debt at an annual rate of 5%.  In 2002, 2003, and 2004 the Company repaid $12,950, $77,419, and $24,301 to Clinical Network, respectively.  As of December 31, 2005, the Company owed $9,703 to Clinical Network in connection with these loans.  At the time of the loans, Maurice R. Taylor, II, then the Company’s Chief Executive Officer and Chairman, was also a director of Clinical Network.

In April and May 2002, CS Medical loaned a total of $51,000 to the Company.  In June 2002 and June 2004, the Company repaid $25,000 and $26,000 to CS Medical, respectively.  In addition, the Company paid interest on this debt in an amount equal to an annual rate of 5%.  At the time of the loan, Alexander Nazarenko, a Company director, was also a director of CS Medical.

On March 31, 2005 the Company borrowed $100,000 pursuant to the issuing of a promissory note to a financial institution.  The promissory note was secured by the assets of the business and a guaranty by the Company’s Chairman and Chief Executive Officer, Maurice R. Taylor.  On October 20, 2005 the note was amended and restated pursuant to an increase in the amount of the note.  Under the amended promissory note, Mr. Taylor’s personal guaranty was released and is no longer in effect.  The amended promissory note was satisfied on February 16, 2006.

On January 25, 2006, ProUroCare Inc. borrowed, for short-term working capital needs, $12,500 from each of Alexander Nazarenko and David F. Koenig, Company directors. In consideration, we executed and issued to each of Mr. Nazarenko and Mr. Koenig a $12,500 unsecured demand promissory note (the “Notes”) bearing interest at an annual rate of Prime Plus One Percent.  These notes were satisfied on February 16, 2006.

ITEM 13:  EXHIBITS

Exhibit No.	Description
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

4.1

Warrant to acquire 300,000 shares of common stock of ProUroCare Medical Inc., issued in favor of BINA Enterprises on April 5, 2004 (incorporated by reference to Exhibit 4.2 to registration statement on Form SB-2 filed August 3, 2004).

4.2

Warrant to acquire 90,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Artann Laboratories, Inc. on July 19, 2004 (incorporated by reference to Exhibit 4.3 to registration statement on Form SB-2 filed August 3, 2004).

4.3

Warrant to acquire 10,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Vladimir Drits on July 19, 2004 (incorporated by reference to Exhibit 4.4 to registration statement on Form SB-2 filed August 3, 2004).

4.4

Form of warrants issued to ProUroCare Inc. guarantors of lines of credit, issued between March 1 and December 22, 2003 (incorporated by reference to Exhibit 4.5 to registration statement on Form SB-2 filed August 3, 2004).

4.5

Warrant to acquire 90,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Artann Laboratories, Inc. effective as of July 19, 2004, in exchange for the warrant referenced as Exhibit Item 4.3 (incorporated by reference to Exhibit 4.6 to registration statement on Form SB-2/A filed October 1, 2004).

4.6

Warrant to acquire 10,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Vladimir Drits effective as of July 19, 2004, in exchange for the warrant referenced as Exhibit Item 4.4 (incorporated by reference to Exhibit 4.7 to registration statement on Form SB-2/A filed October 1, 2004).

4.7

Warrant to acquire 180,000 shares of common stock of ProUroCare Medical Inc., in favor of Artann Laboratories, Inc. effective as of December 2, 2004 (incorporated by reference to Exhibit 4.8 to registration statement on Form SB-2 filed December 17, 2004).

4.8

Warrant to acquire 20,000 shares of common stock of ProUroCare Medical Inc., in favor of Vladimir Drits effective as of December 2, 2004 (incorporated by reference to Exhibit 4.9 to registration statement on Form SB-2 filed December 17, 2004).

4.9	Form of warrants issued to a promissory note guarantors and a lender between September 14 and October 19, 2005 (filed herewith).

4.10

Convertible Subordinated Debenture dated February 17, 2006 issued by ProUroCare Medical Inc. in favor of guarantor (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed February 23, 2006).

4.111

Convertible Subordinated Debenture dated February 17, 2006 issued by ProUroCare Medical Inc. in favor of guarantor (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed February 23, 2006).

4.12	Convertible Subordinated Debenture dated February 28, 2006 issued by ProUroCare Medical Inc. in favor of guarantor (incorporated by reference to exhibit 4.7 to Form 8-K filed March 3, 2006).

4.13	Convertible Subordinated Debenture dated February 28, 2006 issued by ProUroCare Medical Inc. in favor of guarantor (incorporated by reference to exhibit 4.8 to Form 8-K filed March 3, 2006).

10.1	License Agreement with Profile, L.L.C, dated January 14, 2002, as amended on March 22, 2002 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 20, 2004).

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

10.5

Employment Agreement by and between ProUroCare Medical Inc. and Maurice R. Taylor, II, dated January 1, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 9, 2005).

10.6	Employment Agreement by and between ProUroCare Medical Inc. and Michael P. Grossman dated March 4, 2005 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 9, 2005).

10.7	ProUroCare Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 to registration statement on Form SB-2 filed August 3, 2004).

10.8	Amendment to ProUroCare Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.8 to annual report on Form 10KSB filed March 31, 2005).

10.9	ProUroCare Medical Inc. 2004 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.9 to annual report on Form 10KSB filed March 31, 2005).

10.10	Employment Agreement by and between ProUroCare Inc. and Richard B. Thon, dated July 21, 2004 (incorporated by reference to Exhibit 10.9 to registration statement on Form SB-2 filed August 3, 2004).

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

10.17	Minnetronix Agreement and Promissory Note dated October 12, 2004 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB filed November 16, 2004).

10.18	Promissory Note between Venture Bank and ProUroCare Inc. dated March 31, 2005 (incorporated by reference to Exhibit 10.18 to registration statement on Form SB-2/A filed April 4, 2005).

10.19	Commercial Security Agreement between Venture Bank and ProUroCare Inc. dated March 31, 2005 (incorporated by reference to Exhibit 10.19 to registration statement on Form SB-2/A filed April 4, 2005).

10.20

Placement Agency Agreement between Stonegate Securities, Inc. and ProUroCare Medical Inc., dated April 11, 2005 (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10QSB filed August 22, 2005).

10.21	Change in Terms Agreement between Venture Bank and ProUroCare Inc., dated July 2, 2005 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10QSB filed August 22, 2005).

10.22	Memorandum of Understanding between ProUroCare Inc. and Urologix, Inc. dated July 27, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 2, 2005).

10.23	Sublicense agreement between ProUroCare Inc. and Urologix, Inc. dated July 27, 2005 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 2, 2005).

10.24

Amendment #1 dated July 27, 2005 to License Agreement by and between ProUroCare Inc. and Rensselaer Polytechnic Institute dated July 13, 2001 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed August 2, 2005).

10.25

Final Settlement Agreement and Unconditional Release between Todd E. Leonard (“Leonard”), and ProUroCare, Inc. dated August 1, 2005 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed August 2, 2005).

10.26	Employment Offer Agreement by and between ProUroCare Medical Inc. and Alan L. Haggerty, dated September 6, 2005 (filed herewith).

10.27

Promissory Note in the amount of $100,000 issued by ProUroCare Inc. in favor of Venture Bank, dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 20, 2005).

10.28

Promissory Note in the amount of $100,000 issued by ProUroCare Inc. in favor of Roman Pauly and Maryjo Pauly, dated September 21, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 27, 2005).

10.29

Promissory Note in the amount of $300,000 issued by ProUroCare Inc. in favor of Venture Bank, dated October 20, 2005 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 25, 2005).

10.30	$150,000 Commercial Guaranty of Ronald S. Musich, dated October 20, 2005 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed October 25, 2005).

10.31	$150,000 Commercial Guaranty of Adrian T. Johnson, dated October 20, 2005 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed October 25, 2005).

10.32	Demand Promissory Note dated January 25, 2006 for $12,500 issued to Alexander Nazarenko (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 31, 2006).

10.33	Demand Promissory Note dated January 25, 2006 for $12,500 issued to David Koenig (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 31, 2006).

10.34

Loan Agreement dated January 25 by and among Adron Holdings, LLC, ProUroCare Inc., Maurice Taylor II and David Koenig (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 31, 2006).

10.35	Promissory Note dated January 25, 2005 for $23,000 issued to Adron Holdings, LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 31, 2006).

10.36	Guarantee of Maurice Taylor II dated January 25, 2006 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed January 31, 2006).

10.37	Guarantee of David Koenig dated January 25, 2006 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 31, 2006).

10.38

Warrant for Shares of Common Stock of ProUroCare Medical, Inc. dated January 25, 2006 issued to Adron Holdings, LLC (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed January 31, 2006).

10.39

Promissory Note dated January 11, 2006 issued by ProUroCare Medical Inc. in favor of Crown Bank, executed February 16, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 23, 2006).

10.40

Assignment of Profile LLC License Agreement dated January 11, 2006 between ProUroCare Inc. and Crown Bank, executed February 16, 2006 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 23, 2006).

10.41

Assignment of CS Medical Technologies LLC License Agreement dated January 11, 2006 between ProUroCare Inc. and Crown Bank, executed February 16, 2006 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 23, 2006)

10.42	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated January 10, 2006 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 23, 2006).

10.43	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated January 10, 2006 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed February 23, 2006).

10.44

Security Agreement dated January 11, 2006 between Crown Bank and ProUroCare, Inc., executed February 16, 2006 (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed February 23, 2006).

10.45	Promissory Note dated February 28, 2006 issued by ProUroCare Medical Inc. in favor of Crown Bank (incorporated by reference to exhibit 4.1 to Form 8-K filed March 3, 2006).

10.46

Assignment of Profile LLC License Agreement dated January 11, 2006 between ProUroCare Inc. and Crown Bank, executed February 16, 2006 (incorporated by reference to Exhibit 4.2 of Form 8-K filed February 23, 2006).

10.47

Assignment of CS Medical Technologies LLC License Agreement dated January 11, 2006 between ProUroCare Inc. and Crown Bank, executed February 16, 2006 (incorporated by reference to Exhibit 4.3 of Form 8-K filed February 23, 2006).

10.48	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated February 28, 2006 (incorporated by reference to exhibit 4.4 to Form 8-K filed March 3, 2006).

10.49	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated February 28, 2006 (incorporated by reference to exhibit 4.5 to Form 8-K filed March 3, 2006).

10.50	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated February 28, 2006 (incorporated by reference to exhibit 4.6 to Form 8-K filed March 3, 2006).

10.51	Security Agreement dated February 28, 2006 between Crown Bank and ProUroCare, Inc. (incorporated by reference to exhibit 4.9 X to Form 8-K filed March 3, 2006).

10.52	Security Agreement dated February 28, 2006 between Crown Bank and ProUroCare Medical, Inc. (incorporated by reference to exhibit 4.10 to Form 8-K filed March 3, 2006).

10.53

Final Settlement Agreement and Unconditional Release between Todd E. Leonard (“Leonard”), and ProUroCare, Inc. dated March 3, 2006 (incorporated by reference to exhibit 10.1 to Form 8-K filed March 3, 2006).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to annual report on Form 10KSB filed March 31, 2005).

16.1	Letter of Manning Elliott regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed on April 26, 2004).

21.1	List of Subsidiaries of ProUroCare Medical Inc. (incorporated by reference to Exhibit 21.1 to registration statement on Form SB-2 filed August 3, 2004).

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Virchow Krause for professional services rendered for the calendar years ended December 31, 2005 and 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$43,825	$35,050
Audit-related Fees	3,335	11,600
Tax Fees	2,740	—
All Other Fees	—	3,575
Total Fees	$49,900	$50,225

Audit Fees. Consist of fees billed by our auditors for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-related Fees. Consist of fees billed by our auditors for professional services rendered for the review of the Form SB-2 filing and SEC comment letters

Tax Fees. Consist of fees billed by our auditors for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consist of fees billed by our auditors for professional services related to the private placement memorandum and the merger with Global Internet Communications, Inc.

Preapproval Policies

The policy of our audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002).  This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting.  Approval of non-audit services shall be disclosed to investors in periodic reports required by
Section 13(a) of the Securities Exchange Act of 1934.  100% of the fees paid to Virchow Krause were pre-approved as aforesaid.

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
Maurice R. Taylor II
Chief Executive Officer
Date: March 30, 2006

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

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed as of the 30th day of March, 2006, by the following persons in the capacities indicated.

Name	Title

/s/ Maurice R. Taylor, II	Chief Executive Officer (Principal Executive Officer)
Maurice R. Taylor, II	and Chairman

/s/ Richard Thon	Chief Financial Officer (Principal Financial and
Richard Thon	Accounting Officer)

/s/ Michael P. Grossman	President, Chief Operating Officer and Director
Michael P. Grossman

/s/ David Koenig	Director
David Koenig

/s/ Alex Nazarenko	Director
Alex Nazarenko