Form 10QSB
period 2006-03-31
ProUroCare Medical Inc.
filed 2006-05-10
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐  NO ☒

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,269,260 shares of common stock outstanding as of May 10, 2006 (par value $.00001 per share).

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

ProUroCare Medical Inc.

Form 10-QSB For The

Quarter Ended March 31, 2006

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of cash flows

Notes to consolidated financial statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6.	EXHIBITS

SIGNATURES

PART I FINANCIAL IFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$13,101	$37
Other receivables	17,100	—
Deposit	50,547	547
Prepaid expenses	9,623	12,483
Total current assets	90,371	13,067

Equipment and furniture, net	6,662	7,636
Deferred offering expenses	—	37,881
Debt issuance costs, net	966,212	52,727

	$1,063,245	$111,311

Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$—	$400,000
Notes payable, net of original issue discount	—	87,816
Accounts payable	248,831	387,302
Accrued expenses	74,436	627,872
Due to Clinical Network, Inc.	—	8,943
Total current liabilities	323,267	1,511,933

Long-term notes payable	1,966,517	—
Convertible debentures, net of original issue discount	39,952	—
Total liabilities	2,329,736	1,511,933

Commitments and contingencies

Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 100,000,000 shares; issued and outstanding 14,199,260 and 14,174,260 shares on March 31, 2006 and December 31, 2005, respectively	142	142
Additional paid-in capital	9,670,206	8,804,181
Deficit accumulated during the development stage	(10,936,839)	(10,204,945)

Total shareholders’ deficit	(1,266,491)	(1,400,622)

	$1,063,245	$111,311

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Operations

(Unaudited)

			Period from
			August 17,1999
			(inception) to
	Three months ended March 31,		March 31,
	2006	2005	2006
Operating expenses:

Research and development	$87,927	$104,702	$4,555,732
General and administrative	405,543	383,141	5,308,715

Total operating expenses	493,470	487,843	9,864,447

Operating loss	(493,470)	(487,843)	(9,864,447)

Interest income	—	445	16,480
Interest expense	(238,424)	(2,647)	(1,088,872)

Net loss	$(731,894)	$(490,045)	$(10,936,839)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.04)	$(1.34)

Weighted average number of shares outstanding:
Basic and diluted	14,184,538	13,988,057	8,139,390

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			August 17,1999
	Three months ended March 31,		(inception) to
	2006	2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(731,894)	$(490,045)	$(10,936,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	974	1,479	14,135
Stock-based compensation	86,941	76,887	898,425
Issuance of common stock for services rendered	—	—	103,166
Warrants issued for services	—	—	468,636
Warrants issued for debt guarantees	—	—	320,974
Amortization of note payable original issue discount	12,184	—	26,500
Amortization of convertible debt original issue discount	39,952	—	39,952
Amortization of debt issuance and deferred offering costs	132,148	—	404,033
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600

Changes in operating assets and liabilities:
Deposits	(50,000)	2,827	(240,101)
Other receivables	(17,100)	—	(17,100)
Other current assets	2,860	11,456	21,502
Accounts payable	(138,471)	97,802	637,813
Accrued expenses	(553,436)	45,956	193,156
Net cash used in operating activities	(1,215,842)	(253,638)	(5,817,452)

Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Net cash used in investing activities	—	—	(20,797)

Cash flows from financing activities:
Proceeds of note payable, bank	—	100,000	500,000
Payment of note payable, bank	(400,000)	—	(500,000)
Proceeds of notes payable	48,000	—	148,000
Payment of notes payable	(148,000)	(59,646)	(928,042)
Payment for rescission of common stock	—	—	(100,000)
Net advances (payments) to Clinical Network, Inc.	(8,943)	—	—
Payments for debt issuance costs	(228,668)	—	(257,495)
Cost of reverse merger	—	—	(162,556)
Proceeds from long-term debt	1,966,517	—	1,966,517
Net proceeds from issuance of common stock	—	—	5,184,926
Net cash provided by financing activities	1,228,906	40,354	5,851,350
Net increase (decrease) in cash	13,064	(213,284)	13,101
Cash, beginning of the period	37	301,522	—
Cash, end of the period	$13,101	$88,238	$13,101

Supplemental cash flow information:
Cash paid for interest	$47,062	$2,738	$190,534
Non-cash investing and financing activities:
Assumption of liabilities in the Profile, LLC transaction	$—	$—	$25,000
Warrants issued for debt issuance costs	—	—	242,612
Warrants issued pursuant to note payable	23,000	—	131,500
Issuance of note payable for redemption of common stock	—	—	650,000
Other current assets financed by note payable	—	—	31,125
Common stock issued in lieu of cash for accounts payable	—	—	101,587
Common stock issued in lieu of cash for accrued expenses	—	—	117,643
Conversion of accounts payable to note payable	—	—	241,613
Common stock issued for deferred offering expenses	22,750	—	91,501
Convertible debt issued as. debt issuance costs related to guarantee of long-term debt	733,334	—	733,334
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 and the period from

August 17, 1999 (inception) to March 31, 2006

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

(b)           Interim Financial Information.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of ProUroCare Medical Inc., and notes thereto, for the fiscal year ended December 31, 2005, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

(d)           Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the three month periods ended March 31, 2006 and 2005 and the period from August 17, 1999 (inception) to March 31, 2006.

(e)           Stock-Based Compensation

Effective August 17, 1999, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to record option and warrant issuances, including stock-based employee compensation.  The Company’s policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model through December 31, 2005.

Effective January 1, 2006 the Company adopted the revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires publicly held companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  The Company estimates the amount of stock-based compensation expense related to currently outstanding options to be approximately $378,000 and $175,000 for the years ending December 31, 2006 and December 31, 2007, respectively.

In determining the compensation cost of the options granted during the three months ended March 31, 2006 and 2005, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the three months ended March 31,
	2006	2005
Risk-free Interest Rate	4.7%	3.76%
Expected Life of Options Granted	2.8 years	5.8 years
Expected Volatility	182.9%	78.6%
Expected Dividend Yield	0	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black Scholes calculation for each option grant.  Because of the limited trading history of the Company’s stock, the expected volatility is based on a simple average of daily price data since the date of the Merger on April 5, 2004.

Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2006.

(f)            Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 3 and 4).  However, the recorded value of warrants issued to lenders and guarantors of Company debt is limited to the corresponding amount loaned or guaranteed.  During the three months ended March 31, 2006, an immediately vested and exercisable warrant was issued to a lender to acquire 50,000 shares of common stock at $0.50 per share pursuant to a $23,000 loan.  The fair value of stock warrants estimated at grant date using the Black-Scholes pricing model exceeded the amount of the loan.  Accordingly, the value of this warrant was recorded as $23,000, or $0.46 per share and was expensed during the three months ended March 31, 2006 due to the note being paid in full.  No other warrants were issued during the three months ended March 31, 2006, and no warrants were granted during the three month period ended March 31, 2005.

(g)           Other receivables

Other receivables represent amounts due within 30 days from a joint development partner for their portion of the cost of the joint development project.

Note 2.  Shareholders’ Equity.

On January 25, 2006, ProUroCare Inc. borrowed $23,000 from a limited liability company (LLC) (see Note 4).  Under the terms of the loan agreement, the Company issued a five-year warrant to the LLC to acquire 50,000 shares of Company common stock at $0.50 per share.  These warrants, valued at $23,000 (see Note 1), were recorded as interest expense during the three months ended March 31, 2006.

Effective September 1, 2005 the Company engaged new outside Corporate and Securities Law Counsel, Venture Law Resources, PLLC (VLR), of Bloomington, Minnesota. Pursuant to such engagement, VLR agreed to represent the Company as its General Counsel and to assist with the introduction of strategic investors to the Company from time to time, including success based compensation arising from any services as a finder to the Company. Under this agreement, the Company issued 25,000 shares of common stock to VLR as a retainer in connection with VLR’s engagement.  The shares issued to VLR were valued at $17,750 using the fair market value of the Company’s stock price on the date of grant and along with a $2,500 retainer paid, was capitalized as deferred offering expense during 2005.  On February 22, 2006 an additional 25,000 common shares, valued at $22,750 using the fair market value of the Company’s stock price on the date of grant were issued to VLR pursuant to their engagement.  The $42,750 aggregate value of the shares and initial retainer is being amortized over the term of the debt guaranteed by strategic investors introduced to the Company by VLR.

On March 1, 2006 the Company issued to five of its employees stock options to acquire a total of up to 200,000 shares of common stock at $0.75 per share.  The five-year options, which vest upon the Company securing FDA approval of its ProUroScan system, were valued at $0.66 per share using the Black Scholes pricing model (see Note 1(e)), and are being expensed over the vesting period (estimated by the Company as one year) as general and administrative expense.

Note 3.   Notes Payable – Bank.

On September 14, 2005, ProUroCare Inc. borrowed $100,000 from a financial institution and issued a secured promissory note to such institution.  The promissory note was collateralized by the assets of the business under an existing Commercial Security Agreement with the financial institution and a commercial guaranty from an individual investor.  The promissory note bore interest at an annual rate of 8.0% and was to mature on March 14, 2006.  In connection with the commercial guaranty, the Company issued two five-year warrants (immediately exercisable) to the investor to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The warrants, valued at $29,000 using the Black Scholes pricing model (see Note 1(f)), were recorded as debt issuance costs and expensed over the term of the promissory note as interest expense.  The Company recorded $12,977 of expense related to the value of the warrants during the three months ended March 31, 2006.  Interest expense recorded during the three month period ended March 31, 2006 related to this note was $1,079.

On October 20, 2005, ProUroCare Inc. borrowed $300,000 from a financial institution.  The loan was evidenced by a promissory note and collateralized by two $150,000 Commercial Guaranties provided by two accredited investors and by the assets of the business under an existing Commercial Security Agreement.  The promissory note bore interest at an annual rate of 8.75% and was to mature on March 14, 2006.  In connection with the Commercial Guaranties, on October 19, 2005, the Company issued five-year warrants to the two guarantors to acquire up to 150,000 shares of the Company’s common stock at $0.50 per share. The warrants issued are immediately exercisable.  The warrants, valued at $79,500 using the Black Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the promissory note as interest expense.  The Company recorded $39,750 of expense related to the value of the warrants during the three months ended March 31, 2006.  Interest expense recorded during the three month period ended March 31, 2006 related to this note was $3,540.

Both of these notes (plus accrued interest thereon) were repaid on February 16, 2006 from the net proceeds of the first closing under the Company’s ongoing senior debt financing (see Note 5).

Note 4.  Notes Payable.

On September 21, 2005 ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to such lender a promissory note to mature on March 20, 2006.  The promissory note bore an annual interest rate of Prime less one-half percent.  In connection with the promissory note, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black Scholes pricing model (see Note 1(f)), were recorded as original issue discount as defined in EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and were expensed on a straight-line basis over the term of the promissory note, which approximates the interest method.  The Company recorded $12,184 of expense related to the value of the warrants during the three months ended March 31, 2006.  Interest expense recorded during the three month period ended March 31, 2006 related to this note was $893.  This promissory note was repaid on February 16, 2006 from the net proceeds of the Company’s ongoing senior debt financing (see Note 5).

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

2.                     $12,500 from David F. Koenig, a Director of the Company; in consideration, the Company executed and issued to Mr. Koenig a $12,500 unsecured demand promissory note (the “Note”).  The Note bore interest at an annual rate of Prime Plus One Percent; and

3.                     $23,000 from Adron Holdings, LLC (“Adron”), a Minnesota limited liability company, pursuant to a Loan Agreement between the Company, Adron, the Company’s Chief Executive Officer (Maurice Taylor II) and David Koenig, a Director of the Company.  In consideration for such $23,000 loan, the Company issued to Adron a $23,000 unsecured promissory note (the “Note”).  Mr. Taylor and Mr. Koenig each personally guaranteed one-half of the Company’s obligations under the Note and received no compensation for the guarantee.  This Note was due on March 14, 2006, on which date the Company was obligated to pay an administrative fee of $4,000; such fee was reduced on a pro rata basis due to early repayment (see below). Under the terms of this Loan Agreement, the Company issued a five-year warrant to Adron to acquire 50,000 shares of Company common stock at $0.50 per share.  This warrant, valued at $23,000 (see Note 1(f)), was recorded as interest expense in 2006.

All of the above notes (plus accrued interest thereon) were repaid on February 16, 2006 from the net proceeds of the first two closings under the Company’s ongoing senior debt financing (see Note 5).

Note 5.  Ongoing Senior Debt Financing; Convertible Debentures.

The Company has undertaken a $6.0 million senior debt financing effort in the form of long-term bank loans (the “Loans”) secured by a pledge of all Company assets, including two technology licenses that were assigned to the bank, and guaranteed by a limited number of accredited individual investors, who received unsecured convertible debentures in consideration for their guarantees.  Effective February 16, 2006 and February 28, 2006, the Company completed its first two closings under this senior debt financing.  These first two closings aggregated $2.2 million, of which $1,966,517 had been drawn down by the Company as of March 31, 2006.  Additional closings on such senior debt financing are anticipated in the near future.  Nevertheless, management can give no assurance that these additional closings will occur, nor that the remaining $3.8 million will be secured on a timely basis in 2006, or at all.

As consideration to the guarantors to provide their guarantees for this $6 million senior debt financing, the Company intends to issue up to $2 million of unsecured convertible 10% debentures that are due in 36 months.  The debentures are convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired by October 31, 2007).

Pursuant to the first of the two closings, on February 16, 2006, the Company issued a promissory note to its lender in the amount of $1,200,000, at an interest rate of the Prime Rate plus 1.0% (8.75% at March 31, 2006).  This promissory note matures on January 11, 2008.  In connection with this note, two individuals each guaranteed $600,000 of the loan, and were each issued a 10% unsecured convertible subordinated debenture in the amount of $200,000. Furthermore, under the second closing held on February 28, 2006, the Company issued a second promissory note to its lender in the amount of $1,000,000, at an interest rate of the Prime Rate plus 1.0% (8.75% at March 31, 2006).  This promissory note matures on February 29, 2008.  Two accredited investors guaranteed the $1,000,000 face amount of this promissory note, and in consideration, were issued 10% unsecured convertible subordinated debentures totaling $333,334.

All of the 10% unsecured convertible subordinated debentures issued to the guarantors in connection with the Company’s ongoing senior debt facility mature three years from the date of issue and are convertible into Company common stock at a price of $0.50 per share.  If the guarantees of the underlying bank indebtedness are not released by August 31, 2007 (or subsequently October 31, 2007) the conversion price becomes $.40 per share (and subsequently $0.30 per share), respectively.  The cost of the debentures was recorded as debt issuance cost, and is being amortized as interest expense over the term of the underlying bank note payable.  The value of beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($0.30 per share), multiplied by the number of conversion shares that would be issued at that conversion price (2,444,444).  The value so computed was in excess of the face value of the convertible debentures issue, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount against the convertible debt liability and is being amortized as interest expense over the term of the convertible debentures.

Note 6.  Legal Proceeding.

The Company, like most public companies, is involved in routine legal proceedings in the conduct of the ordinary course of its business.

On April 2, 2004, a former officer and employee of ProUroCare Inc. filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. On August 1, 2005, ProUroCare Inc. and the Company agreed to settle the lawsuit to limit further costs of litigation, and the lawsuit was dismissed with prejudice. Under the settlement agreement, the Company did not admit any wrong-doing, but agreed to pay $160,000 plus applicable employment taxes in complete settlement of all claims. Subsequently, the Company failed to pay this settlement due to lack of funds, and a new action was brought against the Company to enforce the terms of settlement, which was denied by the court. In response, and pursuant to a new action, a Complaint was filed and served on the Company alleging breach of contract and seeking damages of $160,000, unspecified consequential damages, attorneys’ fees, costs and pre- and post-award interest on all damages arising from the settlement noted above.

On March 3, 2006 the Company and ProUroCare Inc. settled this lawsuit.  Under the settlement agreement, the Company paid $177,000 plus $1,924 of payroll taxes in complete settlement of all claims and a dismissal of the former employee’s claim.  The entire amount paid in the settlement was recorded as a reserve as of December 31, 2005.

Note 7.  Subsequent Event.

On April 21, 2006, the Company issued 70,000 shares of its common stock to its former Vice-President of Engineering upon his resignation, pursuant to his employment agreement.  The shares were valued at $44,800, the average closing share price during the five days before and after the issuance date, which will be expensed in the three month period ending June 30, 2006.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The accompanying Plan of Operation should be read in conjunction with ProUroCare’s audited financial statements, and notes thereto, for the year ended December 31, 2005 filed in our annual report on Form 10-KSB on March 31, 2006.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: our continued access to critical working capital to fund our needs until we generate sufficient ongoing revenue; estimates regarding the size of our target markets; successful product completion and development and clinical and commercial trials for our products; the timing and success of such product development and U.S. clinical trials and securing FDA approval; acceptance of our products in the marketplace; new product introductions; competitive factors; physician and urology acceptance of our products in the marketplace; reimbursement for our products; enforcement of our intellectual property rights; and the success and strategy outlined in our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein.

Overview; Product Offerings.

ProUroCare Medical Inc. (“ProUroCare”, “the Company”, “we”, “us” or “our”, which terms include reference to ProUroCare Inc., ProUroCare Medical Inc.’s wholly owned subsidiary) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions.  Our developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development and fund raising activities.

Our initial product is the ProUroScanTM system, developed and designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination for disease diagnosis.  The ProUroScan imaging system is being designed to show the size and symmetry of the prostate and detect certain soft-tissue abnormalities within the prostate that may be precursors to a more clearly defined hardened area or nodule.

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

Such diagnosis is currently accomplished by means of a digital rectal examination (“DRE”).  A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the rectal channel to feel or palpate the prostate gland for abnormalities.  The clinician must rely on his or her experience and the sensitivity of their finger to estimate the size of the prostate and detect hardness or abnormalities within the prostate that may indicate the presence of potentially life-threatening disease.  We believe that the ProUroScan will enable a physician to detect abnormalities in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results.  Moreover, the ProUroScan offers the advantage of being able to create an electronic record that can be stored within the system, printed and used for comparisons with new images created at a later date.  No such electronic records or color images are possible when performing a traditional DRE.

We anticipate that the majority of the revenue from this system will be generated by usage fees based on consumption of proprietary disposable sheaths and/or probe tips.  The systems themselves likely will be placed in clinics under a variety of programs, including operating leases, financing leases, outright sale, or placements paid for by premiums paid on the usage of the system.

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

The current pre-clinical version of the ProUroScan was developed under two research and development agreements with Artann Laboratories (“Artann”).  Two pre-clinical ProUroScan systems were delivered by Artann in late November 2004, and have undergone extensive bench and laboratory testing to confirm the function of the system components and the overall operating system.  We continue to have on-going discussions with Artann concerning past and future development in connection with a prospective commercialization grant award from the National Institute of Health.

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

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map of the prostate as an aid to document palpable lesions identified during a clinical prostate examination.  Based on the scope of this claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510(k) application, or be evaluated under the FDA’s de novo process.  Following completion of the remaining engineering and development efforts on the current system, a small pre-clinical study will be conducted to ensure that all design criteria and operating requirements of the system have been achieved.  Systems will then be placed in a select number of major medical centers that will screen patients and collect data for the FDA submission.  It is anticipated that the FDA clinical studies will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  Centers participating in the study will be required to obtain approval from their Institutional Review Board (“IRB”) to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScan studies at the Minneapolis/St. Paul Veteran’s Administration Medical Center and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.

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

Assuming the path outlined above is acceptable to the FDA, of which no assurance can be given, we expect to make a formal submission to the agency shortly after completion of the clinical study.  Recently published FDA statistics indicate that the average time from receipt of a 510(k) application to final action is 65 days, with 90% completed in less than 180 days.  Based on this data, assuming that the results of the clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 — 180 days after the 510(k) application is filed.  Such concurrence will allow us to begin active marketing of the ProUroScan system within the United States.

As new and more enhanced product features are developed, the Company plans to file additional submissions with the FDA and to obtain expanded labeling claims.  Depending on the exact nature of these claims, the approval process may require more extensive clinical studies and possibly a full pre-market approval (PMA) application.  Such an application will likely take significantly more time and be more comprehensive than the 510(k) approval process.

We have also licensed rights to technology that offers significant enhancements to existing microwave thermal therapy for treatment of benign prostate hyperplasia (“BPH”).  We intend to use this technology to develop a means for urologists to observe and direct the application of heat to diseased portions of the prostate during thermal therapy procedures. This work will be performed under a joint development agreement with Urologix, Inc. (NasdaqNM:ULGX).

Assets; Property Acquisitions and Dispositions.

Our primary assets are cash, licenses and other key intellectual-property rights, which are the foundation for our proposed product offerings.  These assets have been pledged as security against promissory notes at a financial institution.  We anticipate purchasing only a very limited amount of equipment and other assets during the next 12 months.  We do not anticipate selling any significant equipment or other assets in the near term.

Current Operations – Employees and Expenses.

We currently employ three executive officers, a functional area Vice President and one other employee.  We conduct our research and development, market research, regulatory function, and other business operations through the use of a variety of consultants and medical-device development contractors.  We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees, and affords the Company flexibility in directing our resources toward specific and changing goals during our development stage.  As we prepare for FDA submission and market launch of our ProUroScan product, we expect to add four to six employees in the areas of engineering and regulatory compliance within the next 12 months.  During the next 12 months, we expect to complete the development of clinical ProUroScan systems, conduct clinical trials, and file a 510(k) submission with the FDA; fund development work on our therapeutic products; and prepare for initial market launch.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases and transfer agent fees.  Our facilities consist of a month-to-month rental of approximately 2,200 square feet in an office that we share with another company. Other expenses incurred include travel, insurance, telephone, supplies, and other miscellaneous expenses. Over the next 12 months, the Company anticipates that it will spend approximately $1.3 million in marketing and administrative expenses.  Of these, the Company expects that approximately $840,000 will be for compensation, benefits, and payroll taxes.

The Company anticipates that it will spend between $1.9 and $2.1 million on research and product development of the ProUroScan system over the next 12 months.  Of this amount, approximately $850,000-$900,000 will be spent on manufacturing, engineering, validation and documentation efforts with a contracted medical-products development company.  Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $250,000 to $275,000.  ProUroScan systems created for development and clinical use are expected to cost between $200,000 and $250,000.  Internal salaries, benefits, and miscellaneous departmental expenses for software and hardware development, regulatory work, and project management are estimated to be approximately $550,000 to $600,000.

For the Company’s thermal therapy products, we expect that research and development efforts will be funded primarily through a joint development and marketing arrangement with a thermal therapy company.  Management expects that the Company will spend between $175,000 and $200,000 over the next 12 months in this joint development effort.

Liquidity and Capital Resources.

We had a working capital deficit of approximately $(233,000) and $(1,499,000) at March 31, 2006 and December 31, 2005, respectively.  Cash used in operations was approximately $1,216,000 and $254,000 for the three month periods ended March 31, 2006 and 2005, respectively, and $5,817,000 for the period from August 17, 1999 (date of inception) to March 31, 2006.

The primary use of cash in the three months ended March 31, 2006 was to fund our operating losses, retire $548,000 of outstanding notes payable, pay approximately $692,000 of outstanding accounts payable and accrued expenses, and to deposit $50,000 with a vendor pursuant to a development engagement.  The primary use of cash in the period from August 17, 1999 (inception) through March 31, 2006, in addition to funding our net loss, was to pay $750,000 to Profile, LLC to redeem their common stock, including $650,000 (plus accrued interest) in relation to a note payable, arising from their exercise of dissenter’s rights at the time of the Merger.  Cash was also used to fund the approximate $163,000 cost of the Merger, to repay approximately $242,000 pursuant to an unsecured promissory note with a vendor, to deposit $50,000 with a vendor as noted above and to acquire approximately $21,000 of office furniture and computer equipment.

In November 2005, we commenced a senior debt credit financing led by Crown Bank, NA in Minneapolis, Minnesota. This $6 million debt financing will be used to fund our 2006 working capital needs, fund our losses, complete the development of our products and fund us until we secure initial FDA market clearance. This $6 million credit facility is secured by all the Company’s assets, and personally guaranteed by certain individual guarantors. As of the date of this report, the Company has already closed on $2.2 million of this credit facility and has received verbal commitments and subscriptions from individual guarantors or other lenders for a substantial portion of the remaining $3.8 million.  Nevertheless, management can give no assurance that these verbal commitments or subscriptions will be honored, nor that the remaining $3.8 million will be secured on a timely basis in 2006, or at all.

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

If adequate funds are not available during 2006, or not available on acceptable terms during 2006, the Company may be unable to fund expansion or complete the development or enhancement of its products.  If the Company is forced to slow its development programs, or put them on hold pending securing financing, it could delay market entry. Ultimately, if no additional financing is obtained on a timely basis, or at all, we could be forced to cease operations.  See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES”, page 17.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2006, we had an accumulated deficit of approximately $10,937,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Estimates

Our critical accounting policies are those (i) having the most impact on the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates.  Due to the nature of our current operations, we do not believe we have any critical policies or procedures.

IMPORTANT NOTICES TO INVESTORS; SAFE HARBOR STATEMENT

Statements in this Form 10-QSB which are not purely historical are, and should be deemed, forward-looking statements.  These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, include, without limitation, (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months and until we generate sufficient ongoing revenue from our products; (iii) our ability to successfully introduce, market and sell our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company’s reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our 2006 and 2007 working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

Accordingly, investors and shareholders are cautioned to appreciate that results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS
AND SECURITIES

As a development-stage company, we have no operating history and our business plan has not yet been fully tested.  We will incur material future losses until our products are completed, we secure FDA regulatory approval, and are our products are successfully introduced into the United States and worldwide medical device markets.

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

We have developed and manufactured two working ProUroScan systems for testing, clinical validations, and demonstration purposes.  Previously we had developed and manufactured two working prototype ProUroScan systems to prove the feasibility of the device and to provide a means to test and develop future systems.  Nevertheless, we have not generated any revenues from the sale of the ProUroScan nor have we manufactured any ProUroScan in commercial quantities.  The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such applications and products.  Consequently, there can be no assurance that our products will be successfully developed or manufactured.  Of course, our failure to complete the development of products will have a materially adverse effect on our business.

Even if developed, our products may not be commercially viable.

Even if we are able to successfully develop our products, we may not be able to manufacture such products in commercial quantities and at prices that will be commercially viable.  Further, there is risk that our products may not prove to be as effective as currently available medical or diagnostic products.  The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures will likely have a material adverse effect on our business.

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

Our reliance on third-party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products and may negatively affect future product development.

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

We will need additional financing during 2006 and 2007, and any such financing will likely be dilutive to our existing shareholders.

At April 30, 2006, we had cash on hand and a credit facility in-place totaling approximately $89,000.  These funds are not sufficient for us to complete development of our products and gain FDA approval of them.  Management’s plan is to raise sufficient capital to achieve these objectives through our ongoing debt financing in which we are establishing a $6 million senior credit facility guaranteed by a limited number of accredited individuals.  In addition, we may also raise additional financing if the net proceeds of the credit facility prove insufficient to reach these goals, or if financing becomes available under attractive terms. As of the date of this quarterly report, the Company has only closed on $2.2 million of this facility, but has received verbal commitments and subscriptions from various individual guarantors for a substantial portion of the remaining $3.8 million.  Nevertheless, the Company cannot be certain that these verbal commitments will be honored, nor that the remaining $3.8 million will be secured on a timely basis during 2006, or at all.  See MANAGEMENT’S PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES.

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

If adequate funds are not available under the ongoing debt financing on a timely basis in 2006, or not available on other acceptable terms, the Company may be unable to fund expansion, develop or enhance products.  If the Company is forced to slow its development programs, or put them on hold, it would delay regulatory approvals needed, and thus market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could be forced to cease operations.

We materially rely on consultants and contractors, some of whom have been partially or wholly paid through issuances of common stock dilutive to our shareholders.

The Company (in combination with PUC) incurs consulting fees that represents a material expenditure in relation to our total operating costs.  During the year ended December 31, 2005, we incurred consulting fees totaling approximately $282,000.  Of this amount, approximately $92,000 was incurred for business brokerage services rendered in connection with financing activities; $116,000 was incurred for research and development activities; $2,000 was incurred for management and accounting services; $8,000 was incurred for market research services; $14,000 was incurred for manufacturing and engineering services;$15,000 for medical advisory services; and $36,000 was incurred for services rendered in connection with regulatory and reimbursement matters. Approximately $69,000 of this amount was paid through the issuance of 75,000 shares of common stock.

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

The resale of our common stock into the market under Rule 144, under our prior SB-2 Registration Statement, and under or Ongoing senior debt financing, has depressed and adversely affected the market price of our common stock in the public market, and thus, could cause additional dilution if and when the Company needs to raise additional working capital.

The sale, or availability for sale, of our restricted common stock in the public market pursuant to Rule 144, in the ordinary course, and under our prior SB-2 registration statement that became effective on January 24, 2005 has adversely affected the prevailing market price of our common stock, and will likely do so in the future. Furthermore, due to the 13,849,688 shares of restricted common stock that have been held over one (1) year, and thus, are eligible for resale under Rule 144, selling stockholders may continue to depress the price of our common stock. Accordingly, the adverse market and pricing pressures resulting from the resale of their common stock may continue for an extended period of time and continue to depress the price of our common stock in the open market.

Pursuant to our ongoing senior debt financing described above, we plan to issue debentures convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired by October 31, 2007).  The holders of these debentures have been granted registration rights, whereby holders of 60% or more of the amount of the debentures can demand that the shares issued upon conversion be registered with the SEC for public resale.  The sale, or availability for sale, of these additional shares of common stock in the public market will likely increase the adverse market and pricing pressure.  We may issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants or warrants to third parties.

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

The commercialization of our products could be significantly delayed by governmental regulation and any and all such delays, if they occur, will likely materially affect the Company and our operations.

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

We are highly and materially dependent upon the services of our executive officers and other key personnel, including Maurice R. Taylor II, Michael P. Grossman, Richard Thon and Richard Carlson.  We have not obtained “key-man” life insurance insuring the lives of any of these persons.  If the services of any of these persons become unavailable to us, for any reason, our business could be adversely affected.

Our officers and directors possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

Our officers and directors collectively possess beneficial ownership of 4,723,230 shares of our common stock, which represents approximately 31.3% of the voting power of our common stock.  This represents a significant portion of the voting power of the Company’s shareholders.  As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Assets Pledged to Secure Senior Bank Facility; Assets Not Available to Secure Other Senior Debt Financing; Assignment Of All Assets to Guarantors in Event of Default.

As discussed above, and in our financial statements, our ongoing senior debt financing through Crown Bank, NA, Minneapolis, Minnesota, has required us to pledge all our assets and certain licenses, as well as provide certain accredited investors’ personal guarantees. As such, the Company will not be in a position in the future to pledge its assets to secure any debt or lending facility, in the event it desired or needed to borrow such funds on a secured lending basis. Moreover, under the terms and conditions of the foregoing facility, and our agreement with such guarantors, in the event of any default by the Company with its senior lender, and personal guarantees are called and honored, the Company and its lender have agreed that all the Company’s assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. Thus, common shareholders of the Company, and any existing and future investors in the Company’s common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the Company’s assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

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

Trading of our common stock is conducted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board.”  Management believes this has an adverse effect on the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and lack of analyst research coverage of our Company.  This may result in lower prices for our common stock than might otherwise be obtained if our stock were traded on a larger or more established exchange, such as NASDAQ Small Market Cap Market, or otherwise, and could also result in a larger spread between the bid and asked prices for our common stock.

There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock.

Since the Merger, there has been very little trading activity in our common stock.  Over the past three months, the average daily trading volume (as reported by BigCharts.com and Yahoo Finance) has been only approximately 5,400 shares.  The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose.  Furthermore, small trading volumes generally depress market prices.  As a result, investors may not always be able to resell shares of our common stock publicly at the time and prices that they feel is fair or appropriate.

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

Our ability to use operating loss carryforwards may be limited by future changes in equity ownership; possible change in control and limitation of losses in future years to offset income

We have generated net operating loss carryforwards through December 31, 2005 of approximately $2.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  Management has analyzed the Merger and Private Placement transactions that occurred in April, 2004, and believes that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforward to the above limitations.  Specifically, under certain conditions, the convertible debentures being issued and proposed to be issued pursuant to the Company’s current debt financing described above may be converted into enough common shares to trigger such a change in ownership.  Based on the Company’s estimates, the Section 382 limitation would apply to all of the $2.0 million net operating loss carryforward.

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

Item 3.  Controls and Procedures.

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission; and there has been no significant change in such internal controls or other factors which could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since our most recent evaluation.  Nevertheless, due to our limited number of employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties.  We periodically assess the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions due to the start-up nature of our current operations.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

On April 2, 2004, a former officer and employee of ProUroCare Inc. filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger. On August 1, 2005, ProUroCare Inc. and the Company agreed to settle the lawsuit to limit further costs of litigation, and the lawsuit was dismissed with prejudice. Under the settlement agreement, the Company did not admit any wrong-doing, but agreed to pay $160,000 plus applicable employment taxes in complete settlement of all claims. Subsequently, the Company failed to pay this settlement due to lack of funds, and a new action was brought against the Company to enforce the terms of settlement, which was denied by the court. In response, and pursuant to a new action, a Complaint was filed and served on the Company alleging breach of contract and seeking damages of $160,000, unspecified consequential damages, attorneys’ fees, costs and pre- and post-award interest on all damages arising from the settlement noted above.

On March 3, 2006 the Company and ProUroCare Inc. settled the lawsuit.  Under the settlement agreement, the Company paid $177,000 plus $1,924 of payroll taxes in complete settlement of all claims and a dismissal of the former employee’s claim.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Transactions:

On February 22, 2006, pursuant to our engagement of our Venture Law Resources, PLLC (VLR), of Bloomington, Minnesota as our new outside Corporate and Securities Law Counsel, (effective September 1, 2005), we issued 25,000 shares of common stock to VLR.  The issuance was made in reliance on exemption from registration provided by under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as we reasonably believed that the investor was sophisticated, no general solicitation was involved and the transaction did not involve a public offering.

Warrant Issuances:

On January 25, 2006, pursuant to a loan agreement with a lender (a partnership of two accredited individuals), and as consideration to provide such loan to us, issued five-year warrants to the lender to acquire up to 50,000 shares of our common stock at $0.50 per share.  The warrants were issued in a private placement under Section 4(2) of the Securities Act of 1933, as amended, as such transaction was a non-public offering of common stock to a limited number of subscribers.

Issuances of Convertible Debentures:

Effective February 16, 2006 and February 28, 2006, the Company completed its first two closings under its ongoing $6.0 million senior debt financing.  These first two closings aggregated $2.2 million. The senior debt financing is in the form of long-term bank loans (the “Loans”) secured by a security agreement covering all Company assets, including two technology licenses that were assigned to the bank, and guaranteed by a limited number of accredited individual investors, who received unsecured convertible debentures in consideration for their guarantees. Additional closings on such senior debt financing are anticipated in the near future.

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

Each of the 10% unsecured convertible subordinated debentures issued to the guarantors in connection with the Company’s ongoing senior debt facility mature three years from the date of issue and is convertible into Company common stock at a price of $0.50 per share.  If the guarantees of the underlying bank indebtedness are not released by August 31, 2007 (or subsequently October 31, 2007) the conversion price becomes $.40 per share (and subsequently $0.30 per share), respectively.

The warrants issued were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as such transaction was a non-public offering of common stock to an isolated number of sophisticated and accredited investors.

Item 6.  Exhibits

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

4.3

Warrant to acquire 90,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Artann Laboratories, Inc. effective as of July 19, 2004, (incorporated by reference to Exhibit 4.6 to registration statement on Form SB-2/A filed October 1, 2004).

4.4

Warrant to acquire 10,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Vladimir Drits effective as of July 19, 2004 (incorporated by reference to Exhibit 4.7 to registration statement on Form SB-2/A filed October 1, 2004).

4.5

Warrant to acquire 180,000 shares of common stock of ProUroCare Medical Inc., in favor of Artann Laboratories, Inc. effective as of December 2, 2004 (incorporated by reference to Exhibit 4.8 to registration statement on Form SB-2 filed December 17, 2004).

4.6

Warrant to acquire 20,000 shares of common stock of ProUroCare Medical Inc., in favor of Vladimir Drits effective as of December 2, 2004 (incorporated by reference to Exhibit 4.9 to registration statement on Form SB-2 filed December 17, 2004).

4.7

Form of warrants issued to a promissory note guarantors and a lender between September 14 and October 19, 2005 (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10KSB filed March 31, 2006).

4.8

Convertible Subordinated Debenture dated February 17, 2006 issued by ProUroCare Medical Inc. in favor of guarantor (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed February 23, 2006).

4.9

Convertible Subordinated Debenture dated February 17, 2006 issued by ProUroCare Medical Inc. in favor of guarantor (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed February 23, 2006).

4.10	Convertible Subordinated Debenture dated February 28, 2006 issued by ProUroCare Medical Inc. in favor of guarantor (incorporated by reference to exhibit 4.7 to Form 8-K filed March 3, 2006).

4.11	Convertible Subordinated Debenture dated February 28, 2006 issued by ProUroCare Medical Inc. in favor of guarantor (incorporated by reference to exhibit 4.8 to Form 8-K filed March 3, 2006).

10.1

License Agreement by and between CS Medical Technologies, LLC and ProUroCare Inc., dated July 6, 2001 (incorporated by reference to Exhibit 10.10 to registration statement on Form SB-2/A filed October 1, 2004)..

10.2

License Agreement by and between Rensselaer Polytechnic Institute and ProUroCare Inc., dated July 13, 2001 (incorporated by reference to Exhibit 10.11 to registration statement on Form SB-2/A filed October 1, 2004).

10.3	License Agreement by and between Profile, LLC and ProUroCare Inc., dated January 14, 2002 (incorporated by reference to Exhibit 10.12 to registration statement on Form SB-2/A filed October 1, 2004).

10.4

First Amendment to License Agreement by and between Profile, LLC and ProUroCare Inc., dated March 22, 2002 (incorporated by reference to Exhibit 10.13 to registration statement on Form SB-2/A filed October 1, 2004).

10.5

Consulting Agreement by and between Dr. Neal Shore and ProUroCare Inc., dated January 1, 2003 (with compensation amendment effective January 1, 2004) (incorporated by reference to Exhibit 10.14 to registration statement on Form SB-2/A filed October 1, 2004).

10.6	Letter of Understanding by and between Profile LLC and ProUroCare Inc., dated March 23, 2004 (incorporated by reference to Exhibit 10.4 to registration statement on Form SB-2 filed August 3, 2004).

10.7

Research and Development Agreement by and among ProUroCare Medical Inc., Artann Laboratories, Inc. and Armen Sarvazyan, dated July 15, 2004 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB filed August 3, 2004).

10.8

Development Agreement by and among ProUroCare Medical Inc., Artann Laboratories, Inc. and Armen Sarvazyan, dated July 15, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB filed August 3, 2004).

10.9	Employment Agreement by and between ProUroCare Inc. and Richard B. Thon, dated July 21, 2004 (incorporated by reference to Exhibit 10.9 to registration statement on Form SB-2 filed August 3, 2004).

10.10	ProUroCare Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 to registration statement on Form SB-2 filed August 3, 2004).

10.11

Employment Agreement by and between ProUroCare Medical Inc. and Maurice R. Taylor, II dated January 1, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2005).

10.12	Employment Agreement by and between ProUroCare Medical Inc. and Michael P. Grossman dated March 4, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 9, 2005)

10.13	Amendment to ProUroCare Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.8 to annual report on Form 10KSB filed March 31, 2005).

10.14	ProUroCare Medical Inc. 2004 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10KSB filed March 31, 2005).

10.15	Memorandum of Understanding between ProUroCare Inc. and Urologix, Inc. dated July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 2, 2005).

10.16	Sublicense agreement between ProUroCare Inc. and Urologix, Inc. dated July 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 2, 2005).

10.17

Amendment #1 dated July 27, 2005 to License Agreement by and between ProUroCare Inc. and Rensselaer Polytechnic Institute dated July 13, 2001 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 2, 2005).

10.18

Final Settlement Agreement and Unconditional Release between Todd E. Leonard (“Leonard”), and ProUroCare, Inc. dated August 1, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed August 2, 2005).

10.19	Demand Promissory Note dated January 25, 2006 for $12,500 issued to Alexander Nazarenko (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 31, 2006).

10.20	Demand Promissory Note dated January 25, 2006 for $12,500 issued to David Koenig (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 31, 2006).

10.21

Loan Agreement dated January 25 by and among Adron Holdings, LLC, ProUroCare Inc., Maurice Taylor II and David Koenig (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 31, 2006).

10.22	Promissory Note dated January 25, 2005 for $23,000 issued to Adron Holdings, LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 31, 2006).

10.23	Guarantee of Maurice Taylor II dated January 25, 2006 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed January 31, 2006).

10.24	Guarantee of David Koenig dated January 25, 2006 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 31, 2006).

10.25

Warrant for Shares of Common Stock of ProUroCare Medical, Inc. dated January 25, 2006 issued to Adron Holdings, LLC (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed January 31, 2006).

10.26

Promissory Note dated January 11, 2006 issued by ProUroCare Medical Inc. in favor of Crown Bank, executed February 16, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 23, 2006).

10.27

Assignment of Profile LLC License Agreement dated January 11, 2006 between ProUroCare Inc. and Crown Bank, executed February 16, 2006 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 23, 2006).

10.28

Assignment of CS Medical Technologies LLC License Agreement dated January 11, 2006 between ProUroCare Inc. and Crown Bank, executed February 16, 2006 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 23, 2006)

10.29	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated January 10, 2006 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 23, 2006).

10.30	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated January 10, 2006 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed February 23, 2006).

10.31

Security Agreement dated January 11, 2006 between Crown Bank and ProUroCare, Inc., executed February 16, 2006 (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed February 23, 2006).

10.32	Promissory Note dated February 28, 2006 issued by ProUroCare Medical Inc. in favor of Crown Bank (incorporated by reference to exhibit 4.1 to Current Report on Form 8-K filed March 3, 2006).

10.33	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated February 28, 2006 (incorporated by reference to exhibit 4.4 to Current Report on Form 8-K filed March 3, 2006).

10.34	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated February 28, 2006 (incorporated by reference to exhibit 4.5 to Current Report on Form 8-K filed March 3, 2006).

10.35	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated February 28, 2006 (incorporated by reference to exhibit 4.6 to Current Report on Form 8-K filed March 3, 2006).

10.36	Security Agreement dated February 28, 2006 between Crown Bank and ProUroCare, Inc. (incorporated by reference to exhibit 4.9 to Current Report on

Form 8-K filed March 3, 2006).

10.37	Security Agreement dated February 28, 2006 between Crown Bank and ProUroCare Medical, Inc. (incorporated by reference to exhibit 4.10 to Current Report on Form 8-K filed March 3, 2006).

10.38

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

ProUroCare Medical Inc.

Date: May 10, 2006	By:	/s/ Maurice R. Taylor II
Name: Maurice R. Taylor II
Title: Chairman and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer