Form 10QSB
period 2006-06-30
ProUroCare Medical Inc.
filed 2006-09-18
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(952) 476-9093
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,399,686 shares of common stock outstanding as of September 11, 2006 (par value $.00001 per share).

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

ProUroCare Medical Inc.

Form 10-QSB for the

Quarter Ended June 30, 2006

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Current assets:

Cash	$195	$37
Other receivables	23,736	—
Deposit	50,547	547
Prepaid expenses	42,437	12,483

Total current assets	116,915	13,067
Equipment and furniture, net	5,687	7,636
Deferred offering expenses	—	37,881
Debt issuance costs, net	836,786	52,727
	$959,388	$111,311
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$—	$400,000
Notes payable, net of original issue discount of $17,000 and $12,184	86,343	87,816
Accounts payable	353,705	387,302
Accrued expenses	130,695	627,872
Due to Clinical Network, Inc.	—	8,943
Total current liabilities	570,743	1,511,933

Long-term notes payable	2,200,000	—
Convertible debentures, net of original issue discount of $646,577 and $0	86,757	—
Total liabilities	2,857,500	1,511,933
Commitments and contingencies
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 14,269,260 and 14,174,260 shares on June 30, 2006 and December 31, 2005, respectively	143	142
Additional paid-in capital	9,838,458	8,804,181
Deficit accumulated during the development stage	(11,736,713)	(10,204,945)
Total shareholders’ deficit	(1,898,112)	(1,400,622)
	$959,388	$111,311

See accompanying notes to financial statements.

ProUroCare Medical Inc.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)

					Period from
					August 17,1999
					(inception) to
	Three months ended June 30,		Six months ended June 30,		June 30,
	2006	2005	2006	2005	2006
Operating expenses:
Research and development	$145,582	$23,007	$233,509	$127,709	$4,701,314
General and administrative	397,578	438,551	803,121	821,692	5,706,293

Total operating expenses	543,160	461,558	1,036,630	949,401	10,407,607

Operating loss	(543,160)	(461,558)	(1,036,630)	(949,401)	(10,407,607)
Interest income	—	—	—	445	16,480
Interest expense	(256,714)	(3,688)	(495,138)	(6,335)	(1,345,586)

Net loss	$(799,874)	$(465,246)	$(1,531,768)	$(955,291)	$(11,736,713)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.03)	$(0.11)	$(0.07)	$(1.40)

Weighted average number of shares outstanding:
Basic and diluted	14,253,106	14,025,275	14,219,011	14,103,847	8,361,131

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
	Six months ended June 30,		August 17,1999 (inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities:

Net loss	$(1,531,768)	$(955,291)	$(11,736,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,949	2,866	15,110
Stock-based compensation	184,894	150,095	996,378
Issuance of common stock for services rendered	44,800	—	147,966
Warrants issued for services	—	—	468,636
Warrants issued for debt guarantees	—	—	320,974
Amortization of note payable original issue discount	43,684	—	58,000
Amortization of convertible debt original issue discount	86,757	—	86,757
Amortization of debt issuance and deferred offering costs	239,891	—	511,776
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	(50,000)	—	(240,101)
Other receivables	(23,736)	—	(23,736)
Prepaid expenses	7,358	8,213	26,000
Accounts payable	(33,597)	155,931	742,687
Accrued expenses	(497,177)	283,169	249,415
Net cash used in operating activities	(1,526,945)	(355,017)	(6,128,555)
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Net cash used in investing activities	—	—	(20,797)
Cash flows from financing activities:
Proceeds of note payable, bank	—	100,000	500,000
Payment of note payable, bank	(400,000)	—	(500,000)
Proceeds of notes payable	123,000	—	223,000
Payment of notes payable	(156,969)	(70,980)	(937,011)
Payment for rescission of common stock	—	—	(100,000)
Net payments to Clinical Network, Inc.	(8,943)	—	—
Payments for debt issuance costs	(229,985)	(8,695)	(258,812)
Cost of reverse merger	—	—	(162,556)
Proceeds from long-term debt	2,200,000	—	2,200,000
Net proceeds from issuance of common stock	—	50,000	5,184,926
Net cash provided by financing activities	1,527,103	70,325	6,149,547
Net increase (decrease) in cash	158	(284,692)	195
Cash, beginning of the period	37	301,522	—
Cash, end of the period	$195	$16,830	$195

Supplemental cash flow information:
Cash paid for interest	$113,953	$6,202	$257,425
Non-cash investing and financing activities:
Assumption of liabilities in the Profile, LLC transaction	$—	$—	$25,000
Warrants issued for debt issuance costs	—	—	242,612
Warrants issued pursuant to note payable	48,500	—	157,000
Issuance of note payable for redemption of common stock	—	—	650,000
Prepaid expenses financed by note payable	37,312	31,125	68,437
Common stock issued in lieu of cash for accounts payable	—	—	101,587
Common stock issued in lieu of cash for accrued expenses	—	—	117,643
Conversion of accounts payable to note payable	—	—	241,613
Common stock issued for deferred offering expenses	22,750	51,001	91,501
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in Additional paid-in capital)	733,334	—	733,334
Deposits applied to note payable and accrued interest	—	143,772	142,696
Deposits applied to accounts payable	—	45,326	45,782
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.
A Development Stage Company
Notes to Consolidated Financial Statements

June 30, 2006 and 2005 and the period from
August 17, 1999 (inception) to June 30, 2006

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

The Company had no activities from its incorporation in August 1999 until July 2001, when the Company issued 3,000,000 shares of common stock to Clinical Network, Inc. (“CNI”) and Clinical Network LLC, a related party to CNI.  Moreover, in July 2001, the Company acquired a license to certain microwave technology by issuing 3,000,000 shares of common stock to CS Medical Technologies, LLC.  In January 2002, the Company acquired a license to certain imaging technology through the issuance of 3,999,999 shares to Profile LLC.

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

(b)   Interim Financial Information.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

(d)           Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the three and six month periods ended June 30, 2006 and 2005 and the period from August 17, 1999 (inception) to June 30, 2006 since the Company reported a net loss for these periods.

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

Effective January 1, 2006 the Company adopted the revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $374,000 and $185,000 for the years ending December 31, 2006 and December 31, 2007, respectively.

No options were granted during the three months ended June 30, 2005.  In determining the compensation cost of the options granted during the three and six months ended June 30, 2006 and 2005, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free Interest Rate	4.99%	N/A	4.74%	3.76%
Expected Life of Options Granted	4.0 years	N/A	2.8 years	5.8 years
Expected Volatility	134.1%	N/A	132.7%	78.6%
Expected Dividend Yield	0	N/A	0	0

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

Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three and six month periods ended June 30, 2006.

(f)            Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 3 and 4).  However, the recorded value of warrants issued to lenders and guarantors of Company debt is limited to the corresponding amount loaned or guaranteed.  In January, 2006, an immediately vested and exercisable warrant was issued to a lender to acquire 50,000 shares of common stock at $0.50 per share pursuant to a $23,000 loan.  The fair value of stock warrants estimated at grant date using the Black-Scholes pricing model exceeded the amount of the loan.  Accordingly, the value of this warrant was recorded as $23,000, or $0.46 per share and was expensed during the three months ended June 30, 2006 due to the note being paid in full.  In June, 2006, an immediately vested and exercisable warrant was issued to a lender to acquire 37,500 shares of common stock at $0.50 per share pursuant to a $75,000 loan (see Note 4).  The fair value of stock warrants was estimated to be $0.68 per share at the grant date using the Black-Scholes pricing model.  The total value of this warrant, $25,500, was recorded and is being expensed as interest expense over the 90-day term of the loan.  No other warrants were issued during the three months ended June 30, 2006, and no warrants were granted during the three month period ended June 30, 2005.

(g)           Other receivables

Other receivables represent amounts due within 30 days from a joint development partner for their portion of the cost of the joint development project.  At June 30, 2006 and December 31, 2005 no reserve was recorded.

(h)           Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2006, we had an accumulated deficit of approximately $11,737,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 2.  Shareholders’ Equity.

On January 25, 2006, ProUroCare Inc. borrowed $23,000 from a lender (see Note 4).  Under the terms of the loan agreement, the Company issued a five-year warrant to the lender to acquire 50,000 shares of Company common stock at $0.50 per share.  These warrants, valued at $23,000 (see Note 1), were recorded as interest expense during the three months ended June 30, 2006.

Effective September 1, 2005 the Company engaged new outside corporate and securities law counsel, Venture Law Resources, PLLC (“VLR”), of Bloomington, Minnesota. Pursuant to such engagement, VLR agreed to represent the Company as its General Counsel and to assist with the introduction of strategic investors to the Company from time to time, including success based compensation arising from any services as a finder to the Company. Under this agreement, the Company issued 25,000 shares of common stock to VLR as a retainer in connection with VLR’s engagement.  The shares issued to VLR were valued at $17,750 using the fair market value of the Company’s stock price on the date of grant and along with a $2,500 retainer paid, was capitalized as deferred offering expense during 2005.  On February 22, 2006, an additional 25,000 common shares, valued at $22,750 using the fair market value of the Company’s stock price on the date of grant, were issued to VLR pursuant to their engagement.  The $42,750 aggregate value of the shares and initial retainer is being amortized over the term of the debt guaranteed by strategic investors introduced to the Company by VLR.

On March 1, 2006, the Company issued to five of its employees stock options to acquire a total of up to 200,000 shares of common stock at $0.75 per share.  The five-year options, which vest upon the Company securing FDA approval of its ProUroScan system, were valued at $0.56 per share using the Black Scholes pricing model (see Note 1(e)), and are being expensed over the vesting period (estimated by the Company as one year) as general and administrative expense.

On April 21, 2006 the Company issued 70,000 shares of its common stock to its former Vice-President of Engineering upon his resignation, pursuant to his employment agreement.  The shares were valued at $44,800 based on the average closing share price during the five days before and after the issuance date, and were expensed in the three month period ended June 30, 2006.

On June 1, 2006, ProUroCare Inc. borrowed $75,000 from an individual investor (see Note 4).  Under the terms of the loan agreement, the Company issued a five-year warrant to the investor to acquire 37,500 shares of Company common stock at $0.50 per share.  These warrants were valued at $25,500 (see Note 1) and are being expensed as interest expense over the 90-day term of the loan.

Note 3.   Notes Payable – Bank.

On September 14, 2005, ProUroCare Inc. borrowed $100,000 from a financial institution and issued a secured promissory note to such institution.  The promissory note was collateralized by the assets of the business under an existing commercial security agreement with the financial institution and a commercial guaranty from an individual investor.  The promissory note bore interest at an annual rate of 8.0% and was to mature on March 14, 2006.  In connection with the commercial guaranty, the Company issued two five-year warrants (immediately exercisable) to the investor to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The warrants, valued at $29,000 using the Black Scholes pricing model (see Note 1(f)), were recorded as debt issuance costs and expensed over the term of the promissory note as interest expense.  The Company recorded $0 and $12,977 of expense related to the value of the warrants during the three and six month periods ended June 30, 2006, respectively.  Interest expense recorded during the three and six month periods ended June 30, 2006 related to this note was $1,079 and $1,079, respectively.

On October 20, 2005, ProUroCare Inc. borrowed $300,000 from a financial institution.  The loan was evidenced by a promissory note and collateralized by two $150,000 commercial guaranties provided by two accredited investors and by the assets of the business under an existing commercial security agreement.  The promissory note bore interest at an annual rate of 8.75% and was to mature on March 14, 2006.  In connection with the commercial guaranties, on October 19, 2005, the Company issued five-year warrants to the two guarantors to acquire up to 150,000 shares of the Company’s common stock at $0.50 per share. The warrants issued are immediately exercisable.  The warrants, valued at $79,500 using the Black Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the promissory note as interest expense.  The Company recorded $39,750 of expense related to the value of the warrants during the three months ended March 31, 2006.  Interest expense recorded during the three months ended March 31, 2006 related to this note was $3,540.

Both of these notes (plus accrued interest thereon) were repaid on February 16, 2006 from the net proceeds of the first closing under the Company’s ongoing senior debt financing (see Note 5), and the remaining original issue discount was expensed.

Note 4.  Notes Payable.

On September 21, 2005, ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to such lender a promissory note to mature on March 20, 2006.  The promissory note bore an annual interest rate of Prime less one-half percent.  In connection with the promissory note, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black Scholes pricing model (see Note 1(f)), were recorded as original issue discount as defined in EITF 98-5 and were expensed on a straight-line basis over the term of the promissory note, which approximates the interest method.  The Company recorded $0 and $12,184 of expense related to the value of the warrants during the three and six month periods ended June 30, 2006, respectively.  Interest expense recorded during the three and six month periods ended June 30, 2006 related to this note was $0 and $893, respectively.  This promissory note was repaid on February 16, 2006 from the net proceeds of the Company’s ongoing senior debt financing (see Note 5).

On January 25, 2006, ProUroCare Inc. borrowed, solely for short-term working capital needs, a total of $48,000 in three separate transactions:

1.                     $12,500 from Alexander Nazarenko, a Director of the Company; in consideration, the Company executed and issued to Mr. Nazarenko a $12,500 unsecured demand promissory note, which bore interest at an annual rate of Prime Plus One Percent;

2.                     $12,500 from David F. Koenig, a Director of the Company; in consideration, the Company executed and issued to Mr. Koenig a $12,500 unsecured demand promissory note, which bore interest at an annual rate of Prime Plus One Percent; and

3.                     $23,000 from Adron Holdings, LLC (“Adron”), a Minnesota limited liability company, pursuant to a loan agreement between the Company, Adron, the Company’s Chief Executive Officer (Maurice Taylor II) and David Koenig, a Director of the Company (the “Loan Agreement”).  In consideration for such $23,000 loan, the Company issued to Adron a $23,000 unsecured promissory note (the “Adron Note”).  Mr. Taylor and Mr. Koenig each personally guaranteed one-half of the Company’s obligations under the Adron Note and received no compensation for the guarantee.  The Adron Note was due on March 14, 2006, on which date the Company was obligated to pay an administrative fee of $4,000; such fee was reduced on a pro rata basis due to early repayment (see below). Under the terms of this Loan Agreement, the Company issued a five-year warrant to Adron to acquire 50,000 shares of Company common stock at $0.50 per share.  The gross proceeds of $23,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $23,000 (see Note 1(f)), were recorded as original issue discount as defined in EITF 98-5 and were expensed as interest expense during the three months ended March 31, 2006.

All of the above notes (plus accrued interest thereon) were repaid on February 16, 2006 from the net proceeds of the first two closings under the Company’s ongoing senior debt financing (see Note 5).

On June 1, 2006, ProUroCare Inc. borrowed $75,000 from an investor, and in connection therewith issued to such investor a promissory note to mature on August 30, 2006.  The promissory note bears an interest at the Prime rate.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 37,500 shares of the Company’s common stock at $0.50 per share.  The gross proceeds of $75,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $25,500 using the Black Scholes pricing model (see Note 1(f)), were recorded as original issue discount as defined in EITF 98-5 and were expensed on a straight-line basis over the term of the promissory note, which approximates the interest method.  The Company recorded $8,500 and $8,500 of expense related to the value of the warrants during the three and six month periods ended June 30, 2006, respectively.  Interest expense recorded during the three and six month periods ended June 30, 2006 related to this note was $515 and $515, respectively.  On August 24, 2006 the promissory note was amended to mature on October 29, 2006 (see Note 7).  The promissory note is to be repaid on the earlier of October 29, 2006 or with 15 days of the next closings of an aggregate of $1 million of net proceeds under the Company’s ongoing senior debt financing (see Note 5).

Note 5.  Ongoing Senior Debt Financing; Convertible Debentures.

The Company has undertaken a $4.0 to $6.0 million senior debt financing effort in the form of long-term bank loans (the “Loans”) secured by a pledge of all Company assets, including two technology licenses that were assigned to the bank, and guaranteed by a limited number of accredited individual investors, who received unsecured convertible debentures in consideration for their guarantees.  Effective February 16, 2006 and February 28, 2006, the Company completed its first two closings under this senior debt financing.  These first two closings aggregated $2.2 million, all of which had been drawn down by the Company as of June 30, 2006.  Additional closings on such senior debt financing are anticipated in the near future.  Nevertheless, management can give no assurance that these additional closings will occur, nor that the remaining $1.8 to $3.8 million will be secured on a timely basis in 2006, or at all.

As consideration to the guarantors to provide their guarantees for this $4 to $6 million senior debt financing, the Company intends to issue up to $2 million of unsecured convertible 10% debentures that are due in 36 months.  The debentures are convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired within approximately 20 months of the debenture issuance date).

Pursuant to the first of the two closings, on February 16, 2006, the Company issued a promissory note to its lender in the amount of $1,200,000 at an interest rate of the Prime Rate plus 1.0% (9.25% at June 30, 2006).  This promissory note matures on January 11, 2008.  In connection with this note, two accredited individuals each guaranteed $600,000 of the loan, and were each issued a 10% unsecured convertible subordinated debenture in the amount of $200,000. Furthermore, under the second closing held on February 28, 2006, the Company issued a second promissory note to its lender in the amount of $1,000,000, at an interest rate of the Prime Rate plus 1.0% (9.25% at June 30, 2006).  This promissory note matures on February 29, 2008.  Two additional accredited individuals guaranteed the $1,000,000 face amount of this promissory note, and in consideration, were issued 10% unsecured convertible subordinated debentures totaling $333,334.

All of the 10% unsecured convertible subordinated debentures issued to the guarantors in connection with the Company’s ongoing senior debt facility mature three years from the date of issue and are convertible into Company common stock at a price of $0.50 per share.  If the guarantees of the underlying bank indebtedness are not released by August 31, 2007 (or subsequently October 31, 2007) the conversion price becomes $0.40 per share (and subsequently $0.30 per share), respectively.  The cost of the debentures was recorded as debt issuance cost, and is being amortized as interest expense over the term of the underlying bank note payable.  The value of beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($0.30 per share), multiplied by the number of conversion shares that would be issued at that conversion price (2,444,444).  The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount against the convertible debt liability and is being amortized as interest expense over the term of the convertible debentures.

Note 6.  Legal Proceeding.

The Company, like most public companies, is involved in routine legal proceedings in the conduct of the ordinary course of its business.

On April 2, 2004, a former officer and employee of ProUroCare Inc. filed a lawsuit against ProUroCare Inc. and the Company relating to his separation of employment with ProUroCare Inc. prior to the Merger.  On March 3, 2006, the Company and ProUroCare Inc. settled this lawsuit.  Under the settlement agreement, the Company paid $177,000 plus $1,924 of payroll taxes in complete settlement of all claims and a dismissal of the former employee’s claim.  The entire amount paid in the settlement was recorded as a reserve as of December 31, 2005.

Note 7.  Subsequent Events.

On July 21, 2006, the Company borrowed $7,500 from an investor, and in connection therewith issued to such lender a promissory note to mature on October 19, 2006.  The promissory note bears an interest at 9.0% per annum.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 3,750 shares of the Company’s common stock at $0.50 per share.  The gross proceeds of $7,500 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $2,025 using the Black Scholes pricing model (see Note 1(f)), will be recorded as original issue discount and expensed as interest expense over the life of the promissory note.

On August 24, 2006, the Company amended the $75,000 promissory note dated June 1, 2006 (see Note 4).  The amendment extends the due date of the promissory note until October 29, 2006.  The promissory note bears interest at the Prime Rate and is to be repaid out of the net proceeds of the Company’s current long term senior debt financing efforts.  In connection with the amendment, following repayment of the promissory note, the Company will issue a five-year warrant to the investor to acquire 417 shares of the Company’s common stock for each day the promissory note is outstanding between August 30 and October 29, 2006 at $0.50 per share.  The warrants so issued will be exempt from registration under Section 4(2) of the Securities Act of 1934, as amended, as they will be issued in a non-public offering to an accredited investor.

On August 30, 2006, the Company borrowed $10,000 from an individual, and in connection therewith issued to such lender a promissory note to mature on October 19, 2006.  The promissory note bears an interest at 9.0% per annum.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the individual to acquire a total of 5,000 shares of the Company’s common stock at $0.50 per share.  The gross proceeds of $10,000 will be allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $2,300 using the Black Scholes pricing model (see Note 1(f)), will be recorded as original issue discount and expensed as interest expense over the life of the promissory note.

On September 7, 2006 we sold 58,140 shares of our common stock to Mr. Scott Smith, a Director of the Company, and 58,140 shares of our common stock to an investor.  The per share selling price of $0.43 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  Net proceeds received from these investments were $50,000. No underwriter was used, and no commissions were paid on the transaction. The sale was made in reliance on exemption from registration provided by under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 promulgated thereunder, as we reasonably believed that the investors are “accredited” (as defined by Rule 501(a) of the Act), that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

On September 11, 2006 we issued 14,146 shares of our common stock to a vendor as payment for product development work valued at $8,938, earned and accrued as of June 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The accompanying Plan of Operation should be read in conjunction with ProUroCare’s audited financial statements, and notes thereto, for the year ended December 31, 2005 filed in our annual report on Form 10-KSB on March 31, 2006.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: our continued access to critical working capital to fund our needs until we generate sufficient ongoing revenue; estimates regarding the size of our target markets; successful product completion and development and clinical and commercial trials for our products; the timing and success of such product development and U.S. clinical trials and securing approval from the Food and Drug Administration (“FDA”); acceptance of our products in the marketplace; new product introductions; competitive factors; physician and urology acceptance of our products in the marketplace; reimbursement for our products; enforcement of our intellectual property rights; and the success and strategy outlined in our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein.

Overview; Product Offerings.

ProUroCare Medical Inc. (“ProUroCare,” “the Company,” “we,” “us” or “our,” which terms include reference to ProUroCare Inc., ProUroCare Medical Inc.’s wholly owned subsidiary) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions. Our developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development and fund raising activities.

Our initial product is the ProUroScanTM system, developed and designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination, and identify tissue abnormalities. The ProUroScan imaging system is being designed to show the size and symmetry of the prostate and detect certain soft-tissue abnormalities within the prostate that may be precursors to a more clearly defined hardened area or nodule.

Screening for tissue abnormalities is currently accomplished by means of a digital rectal examination (“DRE”). A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the rectum to feel or palpate the prostate gland for abnormalities. The clinician must rely on his or her experience and the sensitivity of their finger to estimate the size of the prostate and detect hardness or abnormalities within the prostate that may indicate the presence of potentially life-threatening disease. We believe that the ProUroScan will enable a physician to detect abnormalities in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results. Moreover, the ProUroScan offers the advantage of being able to create an electronic record that can be stored within the system, printed and used for comparisons with new images created at a later date. No such electronic records or color images are possible when performing a traditional DRE.

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

The ProUroScan is currently in product development stage. The design specifications are being finalized and performance characteristics are generally known. Further development work in the areas of positioning system refinement, software, user interface, and sensor production, among others, must be completed before the system can be commercialized.

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

In March 2006, we engaged Devicix, LLC of Chaska, Minnesota (“Devicix”), a firm that provides electrical, mechanical, biomedical, and software engineering services to established and early-stage medical device companies. We expect that Devicix will assist us in transferring technology from Artann’s system, place design documentation under an FDA compliant quality control system, complete the design documentation required to submit an FDA request for product clearance, perform verification and validation testing including certification of safety to medical device standards and prepare a documentation package including the definition of assembly instructions and quality control processes for transfer to manufacturing.

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

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map or record of the prostate as an aid to document palpable lesions identified during a clinical prostate examination. Based on the scope of this claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510(k) application, or be evaluated under the FDA’s de novo process. Following completion of the remaining engineering and development efforts on the current system, a small pre-clinical study will be conducted to ensure that all design criteria and operating requirements of the system have been achieved. Systems will then be placed in a select number of major medical centers that will screen patients and collect data for the FDA submission. It is anticipated that the FDA clinical studies will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency. Centers participating in the study will be required to obtain approval from their Institutional Review Board (“IRB”) to protect the rights and welfare of all participants. IRB approval has been granted for the first ProUroScan studies at the Minneapolis/St. Paul Veteran’s Administration Medical Center and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.

The actual number of patients that will be studied and the specific clinical protocol that will be followed will be significantly impacted by a meeting that we anticipate having with the FDA prior to conducting clinical trials. At that meeting we will present information about the product and all relevant and laboratory testing data. We will also propose a strategy for validating our labeling claim and a clinical protocol that all investigative centers will be expected to follow, with the goal being to obtain enough clinical data to have sufficient confidence that the system will perform as defined in the product labeling.

Assuming the path outlined above is acceptable to the FDA, of which no assurance can be given, we expect to make a formal submission to the agency shortly after completion of the clinical study. Recently published FDA statistics indicate that the average time from receipt of a 510(k) application to final action is 65 days, with 90% completed in less than 180 days. Based on this data, assuming that the results of the clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 – 180 days after the 510(k) application is filed. Such concurrence will allow us to begin active marketing of the ProUroScan system within the United States.

As new and more enhanced product features are developed, the Company plans to file additional submissions with the FDA and to obtain expanded labeling claims. Depending on the exact nature of these claims, the approval process may require more extensive clinical studies and possibly a full pre-market approval (“PMA”) application. Such an application will likely take significantly more time and be more comprehensive than the 510(k) approval process.

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

Assets; Property Acquisitions and Dispositions.

Our primary assets are cash, licenses and other key intellectual property rights, which are the foundation for our proposed product offerings. These assets have been pledged as security against promissory notes with Crown Bank. We anticipate purchasing only a very limited amount of equipment and other assets during the next 12 months. We do not anticipate selling any significant equipment or other assets in the near term.

Current Operations – Employees and Expenses.

We currently employ three executive officers, a functional area Vice President and one other employee. We conduct our research and development, market research, regulatory function, and other business operations through the use of a variety of consultants and medical device development contractors. We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources toward specific and changing goals during our development stage. As we prepare for FDA submission and market launch of our ProUroScan product, we expect to add four to six employees in the areas of engineering and regulatory compliance within the next 12 months. During the next 12 months, we expect to complete the development of clinical ProUroScan systems, conduct clinical trials, and file a 510(k) submission with the FDA; fund development work on our therapeutic products; and prepare for initial market launch.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases and transfer agent fees. Our facilities consist of a month-to-month rental of approximately 2,200 square feet in an office that we share with another company. Other expenses incurred include travel, insurance, telephone, supplies and other miscellaneous expenses. Over the next 12 months, we anticipate spending approximately $1.3 million in marketing and administrative expenses. Of these, we expect that approximately $840,000 will be for compensation, benefits, and payroll taxes.

We anticipate that we will spend between $1.9 and $2.1 million on research and product development of the ProUroScan system over the next 12 months. Of this amount, approximately $850,000 to $900,000 will be spent on manufacturing, engineering, validation and documentation efforts with a contracted medical-products development company. Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $250,000 to $275,000. ProUroScan systems created for development and clinical use are expected to cost between $200,000 and $250,000. Internal salaries, benefits, and miscellaneous departmental expenses for software and hardware development, regulatory work, and project management are estimated to be $550,000 to $600,000.

For our thermal therapy products, we expect that research and development efforts will be funded primarily through a joint development and marketing arrangement with Urologix Inc. We expect to spend between $175,000 and $200,000 over the next 12 months in this joint development effort.

Liquidity and Capital Resources.

We had a working capital deficit of approximately $(454,000) and $(1,499,000) at June 30, 2006 and December 31, 2005, respectively. Cash used in operations was approximately $1,527,000 and $355,000 for the six month periods ended June 30, 2006 and 2005, and $6,129,000 for the period from August 17, 1999 (date of inception) to June 30, 2006.

The primary use of cash in the six months ended June 30, 2006 was to fund our operating losses, retire $548,000 of outstanding notes payable, pay approximately $531,000 of outstanding accounts payable and accrued expenses, and to deposit $50,000 with a vendor pursuant to a development engagement. The primary use of cash in the period from August 17, 1999 (inception) through June 30, 2006, in addition to funding our net loss, was to pay $750,000 to Profile, LLC to redeem common stock arising from their exercise of dissenter’s rights at the time of the Merger, including $650,000 (plus accrued interest) in relation to a note payable. Cash was also used to fund the approximate $163,000 cost of the Merger, to repay approximately $242,000 pursuant to an unsecured promissory note with a vendor, to deposit $50,000 with a vendor as noted above and to acquire approximately $21,000 of office furniture and computer equipment.

As of the date of this report, we had only a minimal amount of cash available, which is not sufficient to cover our normal operating expenses. To fund our working capital needs, we have commenced a senior debt credit financing led by Crown Bank, Minneapolis, Minnesota. This $4 to $6 million debt financing will be used to fund our losses, further the development of our products and fund us until we secure initial FDA market clearance on our ProUroScan product. This credit facility is secured by all the Company’s assets, and personally guaranteed by certain individual guarantors.

As consideration to the guarantors to provide their guarantees for this $4 to $6 million bank credit facility, we intend to issue up to $2 million of unsecured convertible 10% debentures that are due in 36 months. The debentures are convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired within approximately 20 months of each debenture’s issuance date). If additional funds are raised by the issuance of equity securities, such as through the issuance of stock or the issuance and exercise of warrants, then existing shareholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

As of the date of this report, we have closed on $2.2 million of this credit facility and have received verbal commitments from individual guarantors or other lenders for a substantial portion of the remaining $1.8 to $3.8 million. Nevertheless, management can give no assurance that these verbal commitments will be honored, nor that the remaining $1.8 to $3.8 million will be secured on a timely basis in 2006, or at all. The time it has taken to close on these commitments has been longer than anticipated, forcing us to take measures to conserve cash, including substantially reducing development work on the ProUroScan system, reducing expenses, and deferring vendor payments and staff salaries. Consequently, our anticipated entry into the market will be delayed accordingly. If adequate funds are not available during 2006, or not available on acceptable terms during 2006, we may be unable to fund expansion or complete the development or enhancement of our products. If we are forced to continue to slow our development programs, or put them on hold pending securing financing, it could delay market entry. Ultimately, if no additional financing is obtained on a timely basis, or at all, we could be forced to cease operations. See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES”, page 20.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of June 30, 2006, we had an accumulated deficit of approximately $11,737,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Estimates

Our critical accounting policies are those (i) having the most impact on the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates. Due to the nature of our current operations, we do not believe we have any critical policies or procedures.

IMPORTANT NOTICES TO INVESTORS; SAFE HARBOR STATEMENT

Statements in this Form 10-QSB which are not purely historical are, and should be deemed, forward-looking statements. These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, include, without limitation, (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months and until we generate sufficient ongoing revenue from our products; (iii) our ability to successfully introduce, market and sell our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words “may”, “would”, “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company’s reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our 2006 and 2007 working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

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

RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS
AND SECURITIES

As a development-stage company, we have no operating history and our business plan has not yet been fully tested.  We will incur material future losses until our products are completed, FDA regulatory approval is secured, and our products are successfully introduced into the United States and worldwide medical device markets.

The Company, conducting business through our wholly-owned subsidiary, ProUroCare Inc., is a development-stage company.  We have yet to commence active operations or manufacture or sell any products associated with the proprietary urology-based imaging and therapeutic technologies that we intend to market.  We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability.  To date, we have generated no revenue and are proposing to enter the highly competitive urology-imaging and therapeutic industries.  There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability.  We anticipate that we will incur losses in the near future.

Our products have not been, and may never be, fully commercially completed and developed.

We have developed and manufactured two working ProUroScan systems for testing, clinical validations and demonstration purposes.  Previously we had developed and manufactured two working prototype ProUroScan systems to prove the feasibility of the device and to provide a means to test and develop future systems.  Nevertheless, we have not generated any revenues from the sale of the ProUroScan nor have we manufactured any ProUroScan in commercial quantities.  The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development or abandonment of such applications and products.  Consequently, there can be no assurance that our products will be successfully developed or manufactured.  Our failure to complete the development of products will have a materially adverse effect on our business.

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

Our products, even if successfully developed, will be competing against existing treatments and competing products in the medical device marketplace.  There can be no assurance that physicians, urologists, or the medical device market in general will accept our products.

We will need additional financing during 2006 and 2007, and any such financing will likely be dilutive to our existing shareholders.

At September 11, 2006, we had very limited cash on hand and no additional unused credit facilities in-place.  These funds are not sufficient for us to meet normal operating expenses or complete development of our products and gain FDA approval of them.  Management’s plan is to raise sufficient capital to achieve these objectives through a combination of our ongoing debt financing in which we are establishing a $4 to $6 million senior credit facility guaranteed by a limited number of accredited individuals.  In addition, we may also raise additional financing if the net proceeds of the credit facility prove insufficient to reach these goals, or if financing becomes available under attractive terms. As of the date of this quarterly report, the Company has only closed on $2.2 million of this facility, but has received verbal commitments from various individual guarantors for a substantial portion of the remaining $1.8 to $3.8 million.  Nevertheless, the Company cannot be certain that these verbal commitments will be honored, nor that the remaining $1.8 to $3.8 million will be secured on a timely basis during 2006, or at all.  See MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES, page12.

As an incentive to the guarantors to provide their guarantees of the $4 to $6 million bank credit facility, the Company intends to issue up to $2 million of unsecured convertible 10% debentures that are due in 36 months.  The debentures are convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired within approximately 20 months of each debenture’s issuance date).  If additional funds are raised by the issuance of equity securities, such as through the issuance of stock or the issuance and exercise of warrants, then existing shareholders will experience dilution of their ownership interest.  If additional funds are raised by the issuance of debt or other equity instruments, the Company may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

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

We expect to materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities.  Expenses for these activities are anticipated to be approximately $1.2 to $1.3 million during the next 12 months.  We plan to issue securities in partial satisfaction of certain development and consulting expenses, including the Artann warrants discussed below.  Any such issuance could be dilutive to shareholders.

Under the terms of a research and development agreement with Artann, we are committed to issue warrants for up to an additional 200,000 shares of common stock over the next two years at $2.00 per share or current market price, whichever is lower.

The resale of our common stock into the market under Rule 144 and under our prior SB-2 Registration Statement has depressed and adversely affected the market price of our common stock in the public market, and thus, could cause additional dilution if and when the Company needs to raise additional working capital.  The resale of our common stock issued and to be issued under our on-going senior debt financing will also likely adversely affect the market price of our common stock in the public market.

The sale, or availability for sale, of our restricted common stock in the public market pursuant to Rule 144, in the ordinary course, and previously under our prior SB-2 registration statement that became effective on January 24, 2005 has adversely affected the prevailing market price of our common stock, and will likely do so in the future. Furthermore, due to the 10,949,836 shares of restricted common stock that have been held over one (1) year, and thus, are eligible for resale under Rule 144, selling stockholders may continue to depress the price of our common stock. Accordingly, the adverse market and pricing pressures resulting from the resale of our common stock may continue for an extended period of time and continue to depress the price of our common stock in the open market.

Pursuant to our ongoing senior debt financing described above, we plan to issue debentures convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired within approximately 20 months of the debenture’s issuance date).  The holders of these debentures have been granted registration rights, whereby holders of 60% or more of the amount of the debentures can demand that the shares issued upon conversion be registered with the SEC for public resale.  The sale, or availability for sale, of these additional shares of common stock in the public market will likely increase the adverse market and pricing pressure.  We may issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants or warrants to third parties.

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

The proposed products we intend to develop, assemble and market are subject to regulations by the FDA and by comparable agencies in certain states and various foreign countries.  The process of complying with the requirements of the FDA, related agencies and other state and foreign agencies is costly, time consuming and burdensome, especially for a pre-revenue, development stage company.  Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory bodies.  Further, even if acceptable, we may encounter significant delays which will materially and adversely affect our business plan.

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

Our officers and directors collectively possess beneficial ownership of 5,251,377shares of our common stock, which represents approximately 34.0% of the voting power of our common stock.  This represents a significant portion of the voting power of the Company’s shareholders.  As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Our assets are pledged to secure our senior debt financing and are not available to secure other senior debt financing.  As a result, in the event of default, all assets will be assigned to loan guarantors.

As discussed above, and in our financial statements, our ongoing senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all our assets and certain licenses, as well as provide certain accredited investors’ personal guarantees. As such, the Company will not be in a position in the future to pledge its assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis. Moreover, under the terms and conditions of the foregoing facility, and our agreement with such guarantors, in the event of any default by the Company with its senior lender, and personal guarantees are called and honored, the Company and its lender have agreed that all the Company’s assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. Thus, common shareholders of the Company, and any existing and future investors in the Company’s common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the Company’s assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

We license from third parties, and do not own or control, key intellectual property critical to our products.

We have exclusively licensed from third parties intellectual property covered by patents and patent applications.  Although we have been advised by patent counsel that such licensed technologies have received protection in proposed major market areas, no assurance can be given that such protections will be properly maintained by the parties controlling such intellectual properties, or that such licenses will be honored and not breached.  The intellectual property licensed from third parties includes technology that is critical to our proposed products.  If the parties controlling such intellectual property breach our licenses, or fail to adequately maintain, assert and defend such intellectual property, we may not be able to maintain the technological (and thereby competitive) edge we believe we possess.  Any such loss of intellectual property protections would likely have a materially adverse effect on the Company and its business.

If we lose our right to license from third parties certain critical intellectual property, our entire business would be in jeopardy.

The agreements pursuant to which we license critical intellectual property are not irrevocable.  If we should lose our right to license and use any technology covered by our licenses, such loss would have a materially adverse effect on the Company and our business.  In such a case, the viability of the Company’s business would be in question. Our only alternatives would be to find existing and non-infringing technology to replace that lost (if any exists), or to develop new technology ourselves.  The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products.

The protections for the intellectual property we own and license from other parties may be successfully challenged by third parties.

We own and, as noted above, license from third parties various key intellectual property.  No assurance can be given that any intellectual property claims will not be successfully challenged by third parties.  Any challenge to our intellectual property, regardless of merit, would likely involve costly litigation which would materially and adversely affect the Company.  Moreover, if a challenge were successful, it is possible that the viability of the Company’s business would be in question.  If a successful challenge were made to intellectual property that is critical to our proposed products, the pursuit of any such alternative would likely cause significant delay in the development and introduction of such products.

Rapid technological change in our competitive marketplace may render our proposed products obsolete or diminish our ability to compete in the marketplace.

The urologic products and medical device markets are extremely competitive, dominated by large and well financed competition, and subject to rapid technological advances and changes.  The discovery of new technologies and advances in the application of such technologies to the medical marketplace in general, and the market for urologic products in particular, may render our products obsolete or non-competitive.  Any such changes and advances could force us to abandon our currently proposed products, which would have a material and adverse effect on the Company and its business.

We may not be able to compete against companies with greater resources than us, or with any competition.

The urology imaging and therapeutic businesses and the medical device and life sciences business in general, are extremely competitive.  We have experienced, and expect to continue experiencing significant competition in the medical device market.  Although we believe we may have a proprietary niche in the prostate-imaging and prostate-therapeutic marketplaces, many factors beyond our control, including government regulation, will likely encourage new competitors.  In particular, several large companies will compete with us in the prostate-imaging and prostate-therapeutic business.  Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do.  Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

Our failure to receive third-party reimbursement for our products, when in the marketplace, would result in diminished marketability of our products.

We do not currently receive reimbursement from any party for the use of our products because no products are currently fully developed and available for sale in the marketplace and we have taken no steps to obtain approval for reimbursement for the use of any of our proposed products.  Nevertheless, we are working to formulate the appropriate approach to obtaining and optimizing government and third-party reimbursement for the use of our products.  We expect that the use of our ProUroScan product will be eligible for reimbursement utilizing existing “Current Procedural Terminology” (“CPT”) codes (discussed below).  In addition, and as explained below, we believe that our therapeutic products will be used in procedures eligible for reimbursement as well, without negatively affecting reimbursement for such procedures.  The success of our future medical device products will materially depend on the ability of medical service providers to obtain third-party reimbursement from private insurance sources Medicare, Medicaid, and various foreign governments when using our products.  It may be difficult to predict the timing and outcome of reimbursement decisions.  Importantly, there are no assurances that such reimbursement will ever be obtained.

Each procedure performed by a physician is assigned a specific CPT code.  When a procedure is performed, the physician must use the CPT code when billing third-party payers such as insurance companies or the government.  The amount of reimbursement the physician receives depends on the relative value assigned to the procedure by the third-party payer via the CPT coding.  When a new product or procedure is introduced, it must be submitted to the American Medical Association’s (“AMA”) CPT Editorial Panel, who determines if an existing code should be used, or if a new code should be issued.  However, before reaching the Editorial Panel, it must first be screened by the CPT Advisory Committee and the appropriate national medical specialty society seated in the AMA House of Delegates (for prostate-related procedures, this is the American Urology Association, or AUA).  The process of obtaining a new CPT code can take from one to three years.

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

Since the Merger, there has been very little trading activity in our common stock.  Over the past three months, the average daily trading volume (as reported by BigCharts.com and Yahoo Finance) has been only approximately 8,500 shares.  The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose.  Furthermore, small trading volumes generally depress market prices.  As a result, investors may not always be able to resell shares of our common stock publicly at the time and prices that they feel is fair or appropriate.

Because our stock is deemed a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this Rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions.  As a result, there is generally less trading in penny stocks.  If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.  Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until certain net asset or revenue thresholds are met by the Company.  These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years and the recognition of average revenues equal to at least $6,000,000 for each of the last three years.  We do not anticipate meeting any of the thresholds in the foreseeable future.

Our ability to use operating loss carryforwards may be limited by future changes in equity ownership.

We have generated net operating loss carryforwards through December 31, 2005 of approximately $2.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  Management has analyzed the Merger and Private Placement transactions that occurred in April, 2004, and believes that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforwards to the above limitations.  Specifically, under certain conditions, the convertible debentures being issued and proposed to be issued pursuant to the Company’s current debt financing described above may be converted into enough common shares to trigger such a change in ownership.  Based on the Company’s estimates, the Section 382 limitation would apply to all of the $2.0 million net operating loss carryforward.

Our business and products subject us to the risk of products liability claims.

The manufacture and sale of medical products and the conduct of clinical trials using new technology involve customary risks of products liability claims.  There can be no assurance that our insurance coverage limits will be adequate to protect us from any liabilities which we might incur in connection with the clinical trials or the commercialization of any of our products.  Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all.  A successful product liability claim or series of claims brought against us in excess of our insurance coverage would have a materially adverse effect on our business, financial condition and results of operations.  In addition, any claims, even if not ultimately successful, could adversely affect the marketplace’s acceptance of our products.

We have never paid dividends, and do not expect to pay dividends in the foreseeable future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future.

Item 3.  Controls and Procedures.

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective.  There has been no significant change in the internal controls over financial reporting during the last fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Transactions:

On April 21, 2006 the Company issued 70,000 shares of its common stock to its former Vice-President of Engineering upon his resignation, pursuant to his employment agreement.  The shares were valued at $44,800 based the average closing share price during the five days before and after the issuance date, and were expensed in the three month period ending June 30, 2006.  The issuance was made in reliance on exemption from registration provided by under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for issuance by an issuer not involving a public offering.

Warrant Issuances:

On June 1, 2006, pursuant to a loan agreement with a lender, and as consideration to provide such loan to us, issued a five-year warrant to the lender to acquire up to 37,500 shares of Company common stock at $0.50 per share. The warrants were issued in a private placement exempt from registration under Section 4(2) of the Securities Act as such transaction was a non-public offering of common stock to a limited number of subscribers.

Item 6.  Exhibits

Exhibit No.	Description
4.1	Warrant issued to Mr. Roman Pauly in connection with a loan to the Company dated June 1, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 31, 2006).

10.1	Agreement with Crown Bank to assign all security interest, assets and licenses to guarantors upon default and satisfaction of Company senior debt financing effective January 11, 2006 (filed herewith).

10.2

Promissory Note in the amount of $75,000 issued by ProUroCare Medical Inc. to Mr. Roman Pauly dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2006).

10.3	Amendment #1 to Promissory Note Dated June 1, 2006 between ProUroCare Medical Inc. and Roman Pauly (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: September 18, 2006	By:	/s/ Maurice R. Taylor
Name: Maurice R. Taylor II
Title: Chairman and Chief Executive Officer

Date: September 18, 2006	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer