Form 10QSB
period 2006-09-30
ProUroCare Medical Inc.
filed 2006-11-20
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(952) 476-9093

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,399,686 shares of common stock outstanding as of November 15, 2006 (par value $0.00001 per share).

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

ProUroCare Medical Inc.

Form 10-QSB for the

Quarter Ended September 30, 2006

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,116	$37
Other receivables	10,121	—
Deposit	547	547
Prepaid expenses	26,764	12,483

Total current assets	43,548	13,067
Equipment and furniture, net	4,713	7,636
Deferred offering expenses	—	37,881
Debt issuance costs, net	705,930	52,727
	$754,191	$111,311

Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$—	$400,000
Notes payable, net of original issue discount of $1,478 and $12,184	105,469	87,816
Accounts payable	379,394	387,302
Accrued expenses	394,118	627,872
Due to Clinical Network, Inc.	—	8,943
Total current liabilities	878,981	1,511,933

Long-term notes payable	2,200,000	—
Convertible debentures, net of original issue discount of $584,964 and $0	148,370	—
Total liabilities	3,227,351	1,511,933
Commitments and contingencies
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 14,399,686 and 14,174,260 shares on September 30, 2006 and December 31, 2005, respectively	144	142
Additional paid-in capital	9,989,801	8,804,181
Deficit accumulated during the development stage	(12,463,105)	(10,204,945)
Total shareholders’ deficit	(2,473,160)	(1,400,622)
	$754,191	$111,311

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Operations

(Unaudited)

					Period from
					August 17,1999
					(inception) to
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2006	2005	2006	2005	2006
Operating expenses:
Research and development	$30,700	$63,987	$264,209	$191,696	$4,732,014
General and administrative	397,093	457,395	1,200,214	1,279,087	6,103,386
Total operating expenses	427,793	521,382	1,464,423	1,470,783	10,835,400
Operating loss	(427,793)	(521,382)	(1,464,423)	(1,470,783)	(10,835,400)
Interest income	—	—	—	445	16,480
Interest expense	(298,599)	(6,963)	(793,737)	(13,298)	(1,644,185)
Net loss	$(726,392)	$(528,345)	$(2,258,160)	$(1,483,636)	$(12,463,105)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.04)	$(0.16)	$(0.11)	$(1.45)

Weighted average number of shares outstanding:
Basic and diluted	14,280,196	14,107,923	14,246,881	14,040,857	8,581,044

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			August 17,1999
	Nine months ended September 30,		(inception) to
	2006	2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(2,258,160)	$(1,483,636)	$(12,463,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,923	3,978	16,084
Stock-based compensation	265,770	220,601	1,077,254
Issuance of common stock for services rendered	53,738	—	156,904
Warrants issued for services	—	59,696	468,636
Warrants issued for debt guarantees	—	—	320,974
Amortization of note payable original issue discount	70,736	—	85,052
Amortization of convertible debt original issue discount	148,370	659	148,370
Amortization of debt issuance and deferred offering costs	372,728	1,392	644,613
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	—	9,899	(190,101)
Other receivables	(10,121)	—	(10,121)
Prepaid expenses	23,031	23,288	41,673
Accounts payable	(7,891)	235,999	768,393
Accrued expenses	(233,771)	396,815	512,821
Net cash used in operating activities	(1,572,647)	(531,309)	(6,174,257)
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Net cash used in investing activities	—	—	(20,797)
Cash flows from financing activities:
Proceeds of note payable, bank	—	200,000	500,000
Payment of note payable, bank	(400,000)	—	(500,000)
Proceeds of notes payable	140,500	100,000	240,500
Payment of notes payable	(170,865)	(82,716)	(950,907)
Payment for rescission of common stock	—	—	(100,000)
Net payments to Clinical Network, Inc.	(8,943)	—	—
Payments for debt issuance costs	(231,966)	(11,196)	(260,793)
Cost of reverse merger	—	—	(162,556)
Proceeds from long-term debt	2,200,000	—	2,200,000
Net proceeds from issuance of common stock	50,000	50,000	5,234,926
Net cash provided by financing activities	1,578,726	256,088	6,201,170
Net increase (decrease) in cash	6,079	(275,221)	6,116
Cash, beginning of the period	37	301,522	—
Cash, end of the period	$6,116	$26,301	$6,116

Supplemental cash flow information:
Cash paid for interest	$158,759	$10,153	$302,231
Non-cash investing and financing activities:
Assumption of liabilities in the Profile, LLC transaction	$—	$—	$25,000
Warrants issued for debt issuance costs	—	15,750	242,612
Warrants issued pursuant to note payable	60,030	13,250	168,530
Issuance of note payable for redemption of common stock	—	—	650,000
Prepaid expenses financed by note payable	37,312	31,125	68,437
Common stock issued in lieu of cash for accounts payable	—	—	101,587
Common stock issued in lieu of cash for accrued expenses	—	—	117,643
Conversion of accounts payable to note payable	—	—	241,613
Common stock issued for deferred offering expenses	22,750	68,750	91,501
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in Additional paid-in capital)	733,334	—	733,334
Deposits applied to note payable and accrued interest	—	142,646	142,696
Deposits applied to accounts payable	—	45,782	45,782
Deposits applied to accrued expenses	—	1,076	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

September 30, 2006 and 2005 and the period from

August 17, 1999 (inception) to September 30, 2006

(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies.

(a)                                 Description of Business, Development Stage Activities, and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare” or the “Company”) is a development stage company that is developing screening, diagnostic, and monitoring equipment for prostate disease.  The Company’s developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

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

Pursuant to a merger agreement effective April 5, 2004  among ProUroCare Inc., Global Internet Communications, Inc. (“Global”), and GIC Acquisition Corp., a wholly owned subsidiary of Global, GIC Acquisition Corp. merged with and into ProUroCare Inc., which remained as the surviving company and a wholly owned operating subsidiary of Global (the “Merger”).  On April 26, 2004, Global changed its name to ProUroCare Medical Inc. In connection with the Merger, Global completed a private placement of 2,205,000 shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ProUroCare Inc.  Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)   Interim Financial Information.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

(d)           Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the three and nine month periods ended September 30, 2006 and 2005 and the period from August 17, 1999 (inception) to September 30, 2006 since the Company reported a net loss for these periods.

(e) Stock-Based Compensation

Effective August 17, 1999, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to record option and warrant issuances, including stock-based employee compensation.  The Company’s policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model.

Effective January 1, 2006, the Company adopted the revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment,” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $349,000 and $204,000 for the years ending December 31, 2006 and December 31, 2007, respectively.

No options were granted during the three months ended September 30, 2006.  In determining the compensation cost of the options granted during the three and nine month periods ended September 30, 2005 and the nine month period ended September 30, 2006, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30		Nine months Ended September 30
	2006	2005	2006	2005
Risk-free Interest Rate	N/A	3.92	4.74%	3.84%
Expected Life of Options Granted	N/A	5.8 years	2.8 years	5.8 years
Expected Volatility	N/A	127.0	132.7%	104.0%
Expected Dividend Yield	N/A	0	0	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.  Because of the limited trading history of the Company’s stock, the expected volatility is based on a simple average of daily price data since the date of the Merger on April 5, 2004.

Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three and nine month periods ended September 30, 2006.

(f) Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (“EITF 98-5”the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 2, 3 and 4).  However, the recorded value of warrants issued to lenders and guarantors of Company debt is limited to the corresponding amount loaned or guaranteed.  In the three and nine month periods ended September 30, 2006, we issued to lenders and guarantors of Company debt warrants to purchase a total of 22,094 and 109,594 shares of our common stock, respectively.  The corresponding aggregate fair market value of these warrants estimated at their grant dates using the Black Sholes pricing model (each limited by the amount of the underlying loan) was $11,531 and $60,031, respectively.

(g)           Other receivables

Other receivables represent amounts due within 30 days from a joint development partner for their portion of the cost of the joint development project.  At September 30, 2006 and December 31, 2005, no reserves were recorded.

(h)           Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2006, we had an accumulated deficit of approximately $12,463,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 2.  Shareholders’ Equity.

Common Stock

Effective September 1, 2005, the Company engaged Venture Law Resources, PLLC (“VLR”) to represent the Company as its General Counsel and to assist with the introduction of strategic investors to the Company from time to time, including success based compensation arising from any services as a finder to the Company. Under this agreement, the Company issued 25,000 shares of common stock to VLR as a retainer in connection with VLR’s engagement.  The shares issued to VLR were valued at $17,750 using the fair market value of the Company’s stock price on the date of grant and along with a $2,500 retainer paid, was capitalized as deferred offering expense during 2005.  On February 22, 2006, an additional 25,000 common shares, valued at $22,750 using the fair market value of the Company’s stock price on the date of grant, were issued to VLR pursuant to their engagement.  The $42,750 aggregate value of the shares and initial retainer is being amortized over the term of the debt guaranteed by strategic investors introduced to the Company by VLR.

On April 21, 2006, the Company issued 70,000 shares of its common stock to its former Vice-President of Engineering upon his resignation, pursuant to his employment agreement.  The shares were valued at $44,800 based on the average closing share price during the five days before and after the issuance date, and were expensed in April 2006.

On September 7, 2006, we sold 58,140 shares of our common stock to Mr. Scott Smith, a Director of the Company, and 58,140 shares of our common stock to an investor.  The per share selling price of $0.43 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  Net proceeds received from these investments were $50,000. No underwriter was used, and no commissions were paid on the transaction. The shares were sold in transactions exempt from registration under Section 4(2) of the Securities Act as such transactions were non-public offerings to a limited number of subscribers.

On September 11, 2006, we issued 14,146 shares of our common stock to a vendor as payment for product development work valued at $8,938.

Stock Options

On March 1, 2006, the Company issued to five of its employees stock options to acquire a total of up to 200,000 shares of common stock at $0.75 per share.  The five-year options, which vest upon the Company securing FDA approval of its ProUroScanTM system, were valued at $0.56 per share using the Black-Scholes pricing model (see Note 1(e)), and are being expensed over the vesting period (estimated by the Company as twenty-four months) as general and administrative expense.

Warrants

The warrants below issued or to be issued are exempt from registration under Section 4(2) of the Securities Act as they were or will be issued in non-public offerings to a limited number of subscribers.  Each warrant was valued using the Black-Scholes pricing model; however, the recorded value of warrants issued to lenders and guarantors of Company debt is limited to the corresponding amount loaned or guaranteed (see Note 1(f)).

On September 14, 2005, ProUroCare Inc. borrowed $100,000 from a financial institution collateralized by a commercial guaranty from an individual investor (see Note 3).  The loan was repaid on February 16, 2006.  In connection with the commercial guaranty, the Company issued two five-year warrants (immediately exercisable) to the investor to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The warrants, valued at $29,000 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $0 and $12,977 of expense related to the value of the warrants during the three and nine month periods ended September 30, 2006, respectively.

On September 21, 2005, ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to such lender a promissory note that was repaid on February 16, 2006 (see Note 4).  In connection with the promissory note, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share (see Note 2).  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black-Scholes pricing model, were recorded as original issue discount as defined in EITF 98-5 and expensed on a straight-line basis over the term of the promissory note as interest expense.  The Company recorded $0 and $12,184 of expense related to the value of the warrants during the three and nine month periods ended September 30, 2006, respectively.

On October 20, 2005, ProUroCare Inc. borrowed $300,000 from a financial institution, collateralized by commercial guaranties from two individual investors (see Note 3).  The loan was repaid on February 16, 2006.  In connection with the commercial guaranties, on October 19, 2005, the Company issued five-year warrants (immediately exercisable) to each of the two guarantors to acquire up to 75,000 shares (150,000 shares in total) of the Company’s common stock at $0.50 per share.  The warrants, valued at $79,500 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $0 and $39,750 of expense related to the value of the warrants during the three and nine month periods ended September 30, 2006, respectively.

On January 25, 2006, ProUroCare Inc. borrowed $23,000 from a lender (see Note 4).  Under the terms of the loan agreement, the Company issued a five-year warrant to the lender to acquire 50,000 shares of Company common stock at $0.50 per share.  The loan was repaid on February 16, 2006.  The gross proceeds of $23,000 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The fair value of the warrant estimated at grant date using the Black-Scholes pricing model exceeded the amount of the loan.  Accordingly, the warrant was valued at $23,000 and recorded as original issue discount as defined in EITF 98-5, and subsequently expensed as interest expense over the term of the loan.  The Company recorded $0 and $23,000 of expense related to the value of the warrant during the three and nine month periods ended September 30, 2006, respectively.

On June 1, 2006, ProUroCare Inc. borrowed $75,000 from an individual investor.  Under the terms of the loan agreement, the Company issued a five-year warrant to the investor to acquire 37,500 shares of Company common stock at $0.50 per share.  The fair value of the warrant at the grant date was estimated using the Black-Scholes pricing model to be $25,500 and was recorded as original issue discount and subsequently expensed as interest expense over the 90-day term of the loan.  On August 24, 2006, the Company amended the $75,000 promissory note to extend the due date of the loan from August 30, 2006 to October 29, 2006.  In connection with the amendment, following repayment of the promissory note, the Company will issue a five-year warrant to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding between August 30 and October 29, 2006.  The fair value of the warrant on the amendment date was estimated using the Black-Scholes pricing model to be $0.54 per share, and is expensed as interest expense as they are earned.  The total interest expense so recorded for the original warrant and the amendment related warrant was $24,206 and $32,706 in the three and nine month periods ended September 30, 2006, respectively.

On July 21, 2006, the Company borrowed $7,500 from an investor, and in connection therewith issued to such lender a promissory note to mature on October 19, 2006 (see Note 4).  Under the terms of the loan agreement, the Company issued a five-year warrant to the investor to acquire 3,750 shares of Company common stock at $0.50 per share.  The gross proceeds of $7,500 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The warrant, valued at $2,025 using the Black-Scholes pricing model, was recorded as original issue discount and is being expensed as interest expense over the term of the promissory note.  Interest expense so recorded was $1,620 and $1,620 in the three and nine month periods ended September 30, 2006, respectively.

On August 30, 2006, the Company borrowed $10,000 from an individual, and in connection therewith issued to such lender a promissory note to mature on November 28, 2006 (see Note 4).  Under the terms of the loan agreement, the Company issued a five-year warrant to the investor to acquire 5,000 shares of Company common stock at $0.50 per share. The gross proceeds of $10,000 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The warrant, valued at $2,300 using the Black-Scholes pricing model, was recorded as original issue discount and is being expensed as interest expense over the term of the promissory note.  Interest expense so recorded was $1,227 and $1,227 in the three and nine month periods ended September 30, 2006, respectively.

Note 3.   Notes Payable – Bank.

On September 14, 2005, ProUroCare Inc. borrowed $100,000 from a financial institution and issued a secured promissory note to such institution.  The promissory note was collateralized by the assets of the business under an existing commercial security agreement with the financial institution and a commercial guaranty from an individual investor.  The promissory note bore interest at an annual rate of 8.0% and was to mature on March 14, 2006.  Interest expense recorded during the three and nine month periods ended September 30, 2006 related to this note was $0 and $1,079, respectively.  In connection with the commercial guaranty, the Company issued two five-year warrants to the investor to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share (see Note 2).

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

Interest expense recorded during the three and nine month periods ended September 30, 2006 related to this note was $0 and $3,540, respectively.  In connection with the commercial guaranties, on October 19, 2005, the Company issued five-year warrants to the two guarantors to acquire up to 150,000 shares of the Company’s common stock at $0.50 per share (see Note 2).

Both of these notes (plus accrued interest thereon) were repaid on February 16, 2006 from the net proceeds of the first closing under the Company’s ongoing senior debt financing (see Note 5).

Note 4.  Notes Payable.

On September 21, 2005, ProUroCare Inc., borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to such lender a promissory note to mature on March 20, 2006.  The promissory note bore an annual interest rate of prime less one-half percent and was repaid on February 16, 2006.  Interest expense recorded during the three and nine month periods ended September 30, 2006 related to this note was $0 and $893, respectively.  In connection with the promissory note, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share (see Note 2).

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

2.                     $12,500 from David F. Koenig, a Director of the Company; in consideration, the Company executed and issued to Mr. Koenig a $12,500 unsecured demand promissory note, which bore interest at an annual rate of prime plus one percent; and

3.                     $23,000 from Adron Holdings, LLC (“Adron”), a Minnesota limited liability company, pursuant to a loan agreement between the Company, Adron, Maurice Taylor II and David Koenig, a Director of the Company (the “Loan Agreement”).  In consideration for such $23,000 loan, the Company issued to Adron a $23,000 unsecured promissory note (the “Adron Note”).  Mr. Taylor and Mr. Koenig each personally guaranteed one-half of the Company’s obligations under the Adron Note and received no compensation for the guarantee.  The Adron Note was due on March 14, 2006, on which date the Company was obligated to pay an administrative fee of $4,000; such fee was reduced on a pro rata basis due to early repayment (see below). Under the terms of this loan agreement, the Company issued a five-year warrant to Adron to acquire 50,000 shares of Company common stock at $0.50 per share (see Note 2).

All of the above notes (plus accrued interest thereon) were repaid on February 16, 2006 from the net proceeds of the first two closings under the Company’s ongoing senior debt financing (see Note 5).

On June 1, 2006, ProUroCare Inc. borrowed $75,000 from an investor, and in connection therewith issued to such investor a promissory note to mature on August 30, 2006.  On August 24, 2006 the promissory note was amended to mature on October 29, 2006 or within 15 days of the next closing of an aggregate of $1 million of net proceeds under the Company’s ongoing senior debt financing (see Note 5).  The promissory note and amendment thereto bears an interest at the prime rate.  Interest expense recorded during the three and nine month periods ended September 30, 2006 related to this note was $1,582 and $2,097, respectively.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 37,500 shares of the Company’s common stock at $0.50 per share.  In connection with the amendment, following repayment of the promissory note, the Company will issue a five-year warrant to the investor to acquire 417 shares of the Company’s common stock for each day the promissory note is outstanding between August 30, 2006 and October 29, 2006 at $0.50 per share (see Note 2).

On July 21, 2006, the Company borrowed $7,500 from an investor and in connection therewith issued to such lender a promissory note to mature on October 19, 2006.  The promissory note bears an interest at 9.0% per annum.  Interest expense recorded during the three and nine month periods ended September 30, 2006 related to this note was $360 and $360, respectively.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 3,750 shares of the Company’s common stock at $0.50 per share (see Note 2).

On August 30, 2006, the Company borrowed $10,000 from an individual, and in connection therewith issued to such lender a promissory note to mature on November 28, 2006.  The promissory note bears an interest at 9.0% per annum.  Interest expense recorded during the three and nine month periods ended September 30, 2006 related to this note was $380 and $380, respectively.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the individual to acquire a total of 5,000 shares of the Company’s common stock at $0.50 per share (see Note 2).

Note 5.  Ongoing Senior Debt Financing; Convertible Debentures.

The Company has undertaken a $4.0 to $6.0 million senior debt financing effort in the form of long-term bank loans (the “Loans”) secured by a pledge of all Company assets, including two technology licenses that were assigned to the bank, and guaranteed by a limited number of accredited individual investors, who receive unsecured convertible debentures in consideration for their guarantees.  Effective February 16, 2006 and February 28, 2006, the Company completed its first two closings under this senior debt financing.  These first two closings aggregated $2.2 million, all of which had been drawn down by the Company as of September 30, 2006.  Management can give no assurance that additional closings will occur, nor that the remaining $1.8 to $3.8 million will be secured on a timely basis in 2006, or at all.

As consideration to the guarantors to provide their guarantees for this $4 to $6 million senior debt financing, the Company intends to issue up to $2 million of unsecured convertible 10% debentures that are due in 36 months.  The debentures are convertible at the holders’ option into an aggregate of up to 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired within approximately 20 months of the debenture issuance date).

Pursuant to the first of the two closings, on February 16, 2006, the Company issued a promissory note to its lender in the amount of $1,200,000 at an interest rate of the Prime Rate plus 1.0% (9.25% at September 30, 2006).  This promissory note matures on January 11, 2008.  In connection with this note, two accredited individuals each guaranteed $600,000 of the loan, and were each issued a 10% unsecured convertible subordinated debenture in the amount of $200,000. Furthermore, under the second closing held on February 28, 2006, the Company issued a second promissory note to its lender in the amount of $1,000,000, at an interest rate of the prime rate plus one percent (9.25% at September 30, 2006).  This promissory note matures on February 29, 2008.  Two additional accredited individuals guaranteed the $1,000,000 face amount of this promissory note, and in consideration, were issued 10% unsecured convertible subordinated debentures totaling $333,334.

All of the 10% unsecured convertible subordinated debentures issued to the guarantors in connection with the Company’s ongoing senior debt facility mature three years from the date of issue and are convertible into Company common stock at a price of $0.50 per share.  If the guarantees of the underlying bank indebtedness are not released by August 31, 2007 (or subsequently October 31, 2007) the conversion price becomes $0.40 per share (and subsequently $0.30 per share), respectively.  The cost of the debentures was recorded as debt issuance cost, and is being amortized as interest expense over the term of the underlying bank note payable.  The value of beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($0.30 per share), multiplied by the number of conversion shares that would be issued at that conversion price (2,444,444 shares).  The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount against the convertible debt liability and is being amortized as interest expense over the term of the convertible debentures.

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

Note 7.  Subsequent Events.

On October 31, 2006 a member of the Company’s Board of Directors loaned $7,000 to the Company.  There was no written loan agreement associated with this loan.  The Company expects to repay the loan upon receiving sufficient proceeds from its on-going financing efforts.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The accompanying Plan of Operation should be read in conjunction with ProUroCare’s audited financial statements, and notes thereto, for the year ended December 31, 2005 filed in our annual report on Form 10-KSB on March 31, 2006.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: our continued access to critical working capital to fund our needs until we generate sufficient ongoing revenue; estimates regarding the size of our target markets; successful product completion and development and clinical and commercial trials for our products; the timing and success of such product development and U.S. clinical trials and securing approval from the Food and Drug Administration (“FDA”); acceptance of our products in the marketplace; new product introductions; competitive factors; physician and urology acceptance of our products in the marketplace; reimbursement for our products; enforcement of our intellectual property rights; and the success and strategy outlined in our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview; Product Offerings.

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we,” “us” or “our,” which terms include reference to ProUroCare Inc., ProUroCare Medical Inc.’s wholly owned subsidiary) is a development stage company that is developing screening, diagnostic, and monitoring equipment for prostate disease.  Our developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development and fund raising activities.

ProUroScanTM Prostate Mechanical Imaging System

Our initial product is the ProUroScanTM system, developed and designed as a unique diagnostic-imaging system that enables physicians to accurately display and chart a prostate examination, and identify tissue abnormalities.  The ProUroScanTM imaging system is being designed to show the size and symmetry of the prostate and detect certain soft-tissue abnormalities within the prostate that may be precursors to a more clearly defined hardened area or nodule.

Screening for tissue abnormalities is currently accomplished by means of a digital rectal examination (“DRE”).  A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the rectum to feel or palpate the prostate gland for abnormalities.  The clinician must rely on his or her experience and the sensitivity of their finger to estimate the size of the prostate and detect hardness or abnormalities within the prostate that may indicate the presence of potentially life-threatening disease.  We believe that the ProUroScanTM will enable a physician to detect abnormalities in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, and produce quantifiable and chartable results.  Moreover, the ProUroScanTM offers the advantage of being able to create an electronic record that can be stored within the system, printed and used for comparisons with new images created at a later date.  No such electronic records or color images are possible when performing a traditional DRE.

The ProUroScanTM system consists of a probe, a central processing unit containing proprietary image construction algorithms, a computer with color monitor and keyboard, a color printer, and single-use disposable sheaths to cover the tip of the probe.  The ProUroScanTM probe is specially designed for the rectal anatomy to minimize discomfort.  It is ergonomic for the clinician and similar to a traditional

DRE for the patient.  The probe utilizes pressure sensors located on the face of the probe head to palpate the prostate.  The probe attaches to the central processing unit which converts the information from the probe sensors with proprietary algorithms and then translates the data into a multicolor image on the monitor. This real-time imaging capability allows the person administering the test to examine the entire surface of the prostate, which in turn assists prostate image construction.

We anticipate that the majority of the revenue from this system will be generated by usage fees based on consumption of proprietary disposable sheaths and/or probe tips.  The systems themselves likely will be placed in clinics under a variety of programs, including operating leases, financing leases, outright sale, or placements paid for by an upcharge or usage premium paid on a per use basis.

We intend to position this product as an adjunctive test to DRE and Prostate Specific Antigen (“PSA”) blood tests, which have low sensitivity and specificity and cannot be documented with color images.  The ProUroScanTM will be marketed towards primary care physicians and urologists.  We believe the ProUroScanTM will help ensure that primary care physicians screen more effectively and quickly refer appropriate patients to urologists for more definitive testing.

The ProUroScanTM is currently in product development.  The design specifications are being finalized and performance characteristics are generally known.  Further development work in the areas of positioning system refinement, software, user interface, and sensor production, among others, must be completed before the system can be commercialized.

The current pre-clinical version of the ProUroScanTM was developed under two research and development agreements with Artann Laboratories (“Artann”).  Two pre-clinical ProUroScanTM systems were delivered by Artann in late November 2004, and have undergone bench and laboratory testing to confirm the function of the system components and the overall operating system.  In September 2006, Artann was awarded a Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute. The aim of the grant is to help advance the development and application for the FDA clearance of our ProUroScanTM system.  The three-year grant will provide up to $3 million for ProUroScanTM development, effective September 29, 2006.  It is our intent to work with Artann under this grant, and to expand our working relationship with Artann to include their participation in the development and commercialization of future generations of the ProUroScanTM.

In March 2006, we engaged Devicix, LLC of Chaska, Minnesota (“Devicix”), a firm that provides electrical, mechanical, biomedical, and software engineering services to established and early-stage medical device companies.  We expect that Devicix will assist us in transferring technology from Artann’s system, place design documentation under an FDA compliant quality control system, complete the design documentation required to submit an FDA request for product clearance, perform verification and validation testing including certification of system safety to medical device standards and prepare a documentation package including the definition of assembly instructions and quality control processes for transfer to manufacturing.

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

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map or record of the prostate as an aid to document palpable lesions identified during a clinical prostate examination.  Based on the scope of this claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510(k) application, or be evaluated under the FDA’s de novo process.  Following completion of the remaining engineering and development efforts on the current system, a small pre-clinical study will be conducted to ensure that all design criteria and operating requirements of the system have been achieved.  Systems will then be placed in a select number of major medical centers that will screen patients and collect data for the FDA submission.  It is anticipated that the FDA clinical studies will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  Centers participating in the study will be required to obtain approval from their Institutional Review Board (“IRB”) to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScanTM studies at the Minneapolis/St. Paul Veteran’s Administration Medical Center and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.

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

Assuming the path outlined above is acceptable to the FDA, of which no assurance can be given, we expect to make a formal submission to the agency shortly after completion of the clinical study.  Recently published FDA statistics indicate that the average time from receipt of a 510(k) application to final action is 65 days, with 90% completed in less than 180 days.  Based on this data, assuming that the results of the clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 – 180 days after the 510(k) application is filed.  Such concurrence will allow us to begin active marketing of the ProUroScanTM system within the United States.

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

ProUroVisionTM Thermal Therapy Vision System

Our second product, the ProUroVisionTM, is a proprietary vision technology for thermal therapy systems designed to aid in the treatment of benign prostatic hyperplasia (“BPH”) and other prostate diseases.  Thermal therapy is a minimally invasive catheter-based therapy that uses microwave technology to precisely and preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death and is one of the urology community’s accepted alternatives to surgical intervention. The ProUroVisionTM’s unique and proprietary Electrical Impedance Tomography (“EIT”) technology will allow the urologist to observe the heat migrate in real time through the prostate during the thermal treatment.  This product will give vision to what is currently a blind procedure and in so doing, protect the urethral tissue and adjacent organs, enhancing safety and efficacy.

Joint Development Agreement with Urologix Inc.

On August 2, 2005, we entered into a co-development agreement with Urologix®, Inc. and Rensselaer Polytechnic Institute to develop a real-time temperature imaging system, ProUroVision™, to be utilized with Urologix’ Cooled ThermoTherapy™ system in the treatment of BPH as well as potential new indications.  Urologix entered into this agreement with the belief that they can achieve substantially increased utilization of their system by giving the physician the ability to see the progress of their thermal therapy treatment, thus increasing their confidence in being able to deliver positive clinical outcomes for their patients. Combined with the ProUroVisionTM technology, Urologix’ Cooled ThermoTherapy™ procedure could become the treatment of choice when drugs are no longer effective.

We have successfully completed the first phase of research, testing and development, proving the feasibility of measuring temperature changes using EIT techniques in a simulated environment.  The parties are currently evaluating certain technical findings from this first phase before proceeding with subsequent phases in the development process.  ProUroCare and Urologix have agreed to equally share in the development costs of these phases.  Upon successful completion of the development of the modules, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement.

The parties expect the final EIT system to be assembled into modules that will be compatible with Urologix’ existing thermal therapy systems.  They plan to retrofit the system on their installed base of approximately 500 thermal therapy systems, and to integrate the system into their devices for new placements.  We intend to contract manufacture and sell to them a single use, disposable rectal sheath and electrode kit needed to perform the therapy procedure. Upon conversion of Urologix’ installed systems, we expect our disposable kits will be used in the approximately 20,000 procedures currently performed each year.

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

Current Operations – Employees and Expenses.

We currently employ three executive officers and one other employee.  We conduct our research and development, market research, regulatory, and other business operations through the use of a variety of consultants and medical device development contractors.  We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources toward specific and changing goals during our development stage.  As we prepare for FDA submission and market launch of our ProUroScanTM product, we expect to add four to six employees in the areas of engineering and regulatory compliance within the next 12 months.  During the next 12 months, we expect to complete the development of clinical ProUroScanTM systems, conduct clinical trials in preparation for filing a 510(k) submission with the FDA, and fund development work on our therapeutic products.

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

We anticipate that we will spend between $1.9 and $2.1 million on research and product development of the ProUroScanTM system over the next 12 months.  Of this amount, approximately $1.1 to $1.2 million will be spent on manufacturing, engineering, validation and documentation efforts with a contracted medical-products development company.  Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $275,000 to $300,000.  ProUroScanTM systems created for development and clinical use are expected to cost between $150,000 and $200,000.  Internal salaries, benefits, and miscellaneous departmental expenses for software and hardware development, regulatory work, and project management are estimated to be $475,000 to $500,000.

For our thermal therapy products, we expect that research and development efforts will be funded primarily through a joint development and marketing arrangement with Urologix.  We expect to spend between $125,000 and $150,000 over the next 12 months in this joint development effort.

Liquidity and Capital Resources.

We had a working capital deficit of approximately $(835,000) and $(1,499,000) at September 30, 2006 and December 31, 2005, respectively.  Cash used in operations was approximately $1,573,000 and $531,000 for the nine month periods ended September 30, 2006 and 2005, and $6,174,000 for the period from August 17, 1999 (date of inception) to September 30, 2006.

The primary use of cash in the nine months ended September 30, 2006 was to fund our operating losses, retire $500,000 of outstanding notes payable and pay approximately $808,000 of outstanding accounts payable and accrued expenses.  The primary use of cash in the period from August 17, 1999 (inception) through September 30, 2006, was to fund the $6,174,000 cash used in operating activities. Cash was also used to pay $750,000 to Profile, LLC to redeem common stock arising from their exercise of dissenter’s rights at the time of the Merger, including $650,000 (plus accrued interest) in relation to a note payable, to fund the approximate $163,000 cost of the Merger and to acquire approximately $21,000 of office furniture and computer equipment.

In September 2006, our development partner, Artann, was awarded a Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute.  The three-year grant will provide up to $3 million for ProUroScanTM development and application for the FDA clearance of the system.  Although all grant funding must go towards work on the ProUroScanTM system, Artann as the grant recipient controls the specific allocation of the funding.  We expect to work closely with Artann to define the specific activities to be funded by this grant, and who will perform them. The funding is available only on a reimbursement basis; the parties must perform the work first, and then apply for reimbursement from the grant.  While funds from this grant are not readily available to us to meet general operating costs, they will be used to cover certain future ProUroScanTM development and FDA clearance activities thereby reducing the amount of funding required for these activities from other sources.

As of the date of this report, we had only a minimal amount of cash available, which is not sufficient to cover our normal operating expenses.  In addition, we have current liabilities exceeding $900,000. To satisfy our financing requirements, fund our losses, further the development of our products and fund us until we secure initial FDA market clearance on our ProUroScanTM product, we are seeking funding from a variety of sources:

•                  We continue to seek guarantors for our senior debt credit financing effort that we initiated late in 2005. This credit facility is secured by all the Company’s assets, including its rights and licenses to our essential technology, and personally guaranteed by certain individual guarantors. As of the date of this report, we have closed on $2.2 million of this credit facility that was expected to raise $4 to $6 million. If we succeed in closing on the $6 million maximum amount of this financing, as consideration to the guarantors to provide their guarantees we will issue $2 million of unsecured convertible 10% debentures that are due in 36 months.  The debentures are convertible at the holders’ option into an aggregate of 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired within approximately 20 months of each debenture’s issuance date). It has taken more time to close on additional amounts under the senior debt financing effort than was anticipated, and there is no guarantee that we will be able to close on any additional amounts.

•                  We have commenced an effort to sell up to $3 million of 8% convertible subordinated debentures to accredited individuals.  These debentures are due three years after their issued dates and convertible into our common stock at a conversion price of between $0.50 to $1.50 per share depending on the conversion date.

•                  We are negotiating with certain interested parties who have expressed an interest in making direct equity investments in our Company and are endeavoring to identify additional such parties.  These potential equity investments will most likely be in the form of investment units consisting of shares of our common stock with warrants attached.  The exact terms of these potential equity investments have not been determined and are subject to further negotiation.

•                  We have taken measures to conserve cash, including substantially reducing development work on the ProUroScanTM system, reducing expenses, and deferring vendor payments and staff salaries.

If additional funds are raised by the issuance of debt or equity securities, such as through the issuance of stock, the issuance and exercise of warrants, or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution of their ownership interest.  If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

Management can give no assurance that the financing we require to continue operations and complete the development of our products can be secured on a timely basis in 2006, or at all.  Continued inability to fund the development of our products will delay our anticipated entry into the market accordingly.  Ultimately, if no additional financing is obtained on a timely basis, or at all, we could default on our senior debt facility and lose our essential technology rights and licenses, and be forced to cease operations.  See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES,” on page 20 of this quarterly report on Form 10-QSB.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2006, we had an accumulated deficit of approximately $12,463,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Estimates

Our critical accounting policies are those (i) having the most impact on the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates.  Due to the nature of our current operations, we do not believe we have any critical policies or procedures.

IMPORTANT NOTICES TO INVESTORS; SAFE HARBOR STATEMENT

Statements in this Form 10-QSB which are not purely historical are, and should be deemed, forward-looking statements.  These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, include, without limitation, (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months and until we generate sufficient ongoing revenue from our products; (iii) our ability to successfully introduce, market and sell our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

The Company, conducting business through our wholly-owned subsidiary, ProUroCare Inc., is a development-stage company.  We have yet to commence active operations or manufacture or sell any products associated with the proprietary urology-based imaging and therapeutic technologies that we intend to market.  We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability.  To date, we have generated no revenue and are proposing to enter the highly competitive urology-imaging and therapeutic markets.  There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability.  We anticipate that we will incur losses in the near future.

We will need additional financing during 2006 and 2007 and beyond, and any such financing will likely be dilutive to our existing shareholders.

As of the date of this report, we had only a minimal amount of cash available, which is not sufficient to cover our normal operating expenses.  In addition, we have current liabilities exceeding $900,000. To satisfy our financing requirements, fund our losses, further the development of our products and fund us until we secure initial FDA market clearance on our ProUroScanTM product, we are seeking funding from a variety of sources, which may or may not provide us with the additional funds we require to continue as a going concern.

If additional funds are raised by the issuance of debt or equity securities, such as through the issuance of stock, the issuance and exercise of warrants, or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution of their ownership interest.  If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

Management can give no assurance that the financing we require to continue operations and complete the development of our products can be secured on a timely basis in 2006, or at all.  Continued inability to fund the development of our products will delay our anticipated entry into the market accordingly.  Ultimately, if no additional financing is obtained on a timely basis, or at all, we could default on our senior debt facility and lose our essential technology rights and licenses, and be forced to cease operations.
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

Working with our development partners, we have developed and manufactured two working ProUroScanTM systems for testing, clinical validations and demonstration purposes.  Previously we had developed and manufactured two working prototype ProUroScanTM systems to prove the feasibility of the device and to provide a means to test and develop future systems.  Nevertheless, we have not generated any revenues from the sale of the ProUroScanTM nor have we manufactured ProUroScanTM systems in commercial quantities.  The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical, clinical, or other problems, failures to meet FDA requirements or performance objectives and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development or abandonment of such applications and products.  Consequently, there can be no assurance that our products will be successfully developed or manufactured.  Our failure to complete the development of products will have a materially adverse effect on our business.

Even if successfully developed, our products may not be commercially viable.

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

As noted above, we intend to initially market and commercialize products manufactured by others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties.  These arrangements will likely reduce our product profit margins.  In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others, including medical-device and pharmaceutical companies, and research institutions.  These collaborative agreements may require us to pay license fees, make milestone payments, pay royalties and/or grant rights, including marketing rights, to one or more parties.  Any such arrangement will reduce our profits.  Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

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

We expect to materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities.  Expenses for these activities are anticipated to be approximately $1.3 to $1.4 million during the next 12 months.  We plan to issue securities in partial satisfaction of certain development and consulting expenses, including the Artann Laboratories warrants discussed below.  Any such issuance will be dilutive to shareholders.

Under the terms of a research and development agreement with Artann, we are committed to issue warrants for up to an additional 200,000 shares of common stock at $2.00 per share or current market price, whichever is lower.

The resale of our common stock under Rule 144, under our prior SB-2 Registration Statement, and in conjunction with our on-going senior debt financing has depressed and adversely affected the market price of our common stock in the public market, and thus, could cause additional dilution if and when the Company needs to raise additional working capital.

The sale, or availability for sale, of our restricted common stock in the public market pursuant to Rule 144, in the ordinary course, and previously under our prior Registration Statement on Form SB-2that became effective on January 24, 2005 has adversely affected the prevailing market price of our common stock, and will likely do so in the future. Furthermore, due to the 11,027,836 shares of restricted common stock that have been held over one (1) year, and thus, are eligible for resale under Rule 144, selling stockholders may continue to depress the price of our common stock. Accordingly, the adverse market and pricing pressures resulting from the resale of our common stock may continue for an extended period of time and continue to depress the price of our common stock in the open market.

Pursuant to our ongoing senior debt financing described above, we may issue debentures convertible at the holders’ option into an aggregate of up to 4,000,000 shares of common stock (up to 6,666,667 shares if the underlying senior credit facility is not retired within approximately 20 months of the debenture’s issuance date).  Pursuant to our $3 million 8% convertible subordinated debenture offering, we plan to issue debentures convertible at the holders’ option into an aggregate of up to 6,000,000 shares of common stock.  The holders of these debentures have been granted registration rights, whereby holders of 60% or more of the amount of the debentures can demand that the shares issued upon conversion be registered with the SEC for public resale.  We may also issue additional shares and securities convertible into shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants or warrants to third parties.  The sale, or availability for sale, of these additional shares of common stock in the public market will likely increase the adverse market and pricing pressure.

If these adverse market conditions persist, and the Company needs to secure additional capital during 2006 and 2007 and beyond, such pricing pressure and market conditions could hinder our ability to raise capital on terms and conditions acceptable to the Company. In addition, shareholders may experience dilution if and when the Company raises additional capital by the sale of its equity securities under such adverse market conditions.

The commercialization of our products could be significantly delayed by governmental regulation and any and all such delays, if they occur, will likely materially and adversely affect the Company and our operations.

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

Our officers and directors collectively possess beneficial ownership of 5,362,352 shares of our common stock, which represents approximately 34.3% of the voting power of our common stock.  This represents a significant portion of the voting power of the Company’s shareholders.  As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

We license from third parties, and do not own or control, key intellectual property critical to our products.

We have exclusively licensed from third parties intellectual property covered by patents and patent applications.  Although we have been advised by patent counsel that such licensed technologies have received protection in proposed major market areas, no assurance can be given that such protections will be properly maintained by the parties controlling such intellectual properties, or that such licenses will be honored and not breached.  The intellectual property licensed from third parties includes technology that is critical to our proposed products.  If the parties controlling such intellectual property breach our licenses, or fail to adequately maintain, assert and defend such intellectual property, we may not be able to maintain the technological (and thereby competitive) edge we believe we possess.  As discussed above, and in our financial statements, our ongoing senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all of our assets and certain licenses, as well as to provide certain accredited investors’ personal guarantees. Moreover, under the terms and conditions of the foregoing facility, and our agreement with such guarantors, in the event of any default by the Company with its senior lender, and personal guarantees are called and honored, the Company and its lender have agreed that all of the Company’s assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. Thus, common shareholders of the Company, and any existing and future investors in the Company’s common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the Company’s intellectual property. Any such loss of intellectual property protections would likely have a materially adverse effect on the Company and its business.

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

The urology imaging and therapeutic businesses and the medical device and life sciences business in general, are extremely competitive.  We have experienced, and expect to continue experiencing significant competition in the medical device market.  Although we believe we may have a proprietary niche in the prostate-imaging and prostate-therapeutic marketplaces, many factors beyond our control will likely encourage new competitors.  In particular, several large companies will compete with us in the prostate-imaging and prostate-therapeutic business.  Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do.  Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

Our failure to receive third-party reimbursement for our products, when in the marketplace, would result in diminished marketability of our products.

We do not currently receive reimbursement from any party for the use of our products because no products are currently fully developed and available for sale in the marketplace and we have taken no steps to obtain approval for reimbursement for the use of any of our proposed products.  Nevertheless, we are working to formulate the appropriate approach to obtaining and optimizing government and third-party reimbursement for the use of our products.  We expect that the use of our ProUroScanTM product will be eligible for reimbursement utilizing existing Current Procedural Terminology (“CPT”) codes (discussed below).  In addition, and as explained below, we believe that our therapeutic products will be used in procedures eligible for reimbursement as well, without negatively affecting reimbursement for such procedures.  The success of our future medical device products will materially depend on the ability of medical service providers to obtain third-party reimbursement from private insurance sources, Medicare, Medicaid, and various foreign governments when using our products.  It may be difficult to predict the timing and outcome of reimbursement decisions.  Importantly, there are no assurances that such reimbursement will ever be obtained.

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

In the case of the ProUroScanTM diagnostic system, it is anticipated that the product will be initially positioned as an adjunctive test to be used in combination with the current DRE and PSA tests.  This will create an opportunity for the test to be classified and potentially reimbursed at comparable levels to these tests or in combination with the existing levels of reimbursement that are already provided.  Our reimbursement consultants, Hogan and Hartson, have suggested that a patient pay model that would require the test and the supporting services to be paid directly by the patient at the time the test is performed is also a feasible approach in the short term.   Existing analogs exist similar to our test suggest that this approach could be implemented with appropriate marketing and patient educational materials.  In the absence of formal reimbursement coverage, providers must give beneficiaries a

Medicare Advance Beneficiary Notice (“ABN”) before furnishing a Part B service when there is a reasonable doubt that Medicare will cover the procedure.  An ABN can be used for all situations, including laboratory tests, by all physicians and suppliers.  As the level of clinical and payment experience expands, we anticipate filing for a formal CPT procedure code and reimbursement as previously described. There can be no assurance that we will be successful in obtaining a unique CPT code for use of the ProUroScanTM system.

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

We have generated net operating loss carryforwards through December 31, 2005 of approximately $2.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  Management has analyzed the merger and Private Placement transactions that occurred in April of 2004, and believes that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforwards to the above limitations.  Specifically, under certain conditions, the convertible debentures being issued and proposed to be issued pursuant to the Company’s current debt financing described above may be converted into enough common shares to trigger such a change in ownership.  Based on the Company’s estimates, the Section 382 limitation would apply to all of the $2.0 million net operating loss carryforward.

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

Item 3.  Controls and Procedures.

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2006 our disclosure controls and procedures were effective.  There has been no change in the internal controls over financial reporting during the last fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company, like most other public companies, is involved in legal proceedings in the conduct of the ordinary course of its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Transactions:

On September 11, 2006 we issued 14,146 shares of our common stock to a vendor as payment for product development work valued at $8,938.  The issuance was made in reliance on exemption from registration provided by under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for issuance by an issuer not involving a public offering.

Warrant Issuances:

On July 21, 2006, the Company borrowed $7,500 from an investor, and in connection therewith issued to such lender a promissory note to mature on October 19, 2006 (see Note 4).  Under the terms of the loan agreement, the Company issued a five-year warrant to the investor to acquire 3,750 shares of Company common stock at $0.50 per share. The warrant was issued in a private placement exempt from registration under Section 4(2) of the Securities as such transaction was issued in a non-public offering to a single subscriber.

On August 30, 2006, the Company borrowed $10,000 from an individual, and in connection therewith issued to such lender a promissory note to mature on November 28, 2006 (see Note 4).  Under the terms of the loan agreement, the Company issued a five-year warrant to the investor to acquire 5,000 shares of Company common stock at $0.50 per share. The warrant was issued in a private placement exempt from registration under Section 4(2) of the Securities as such transaction was issued in a non-public offering to a single subscriber.

Item 4.  Submission of Matters to a Vote of Security Holders.

Three matters were submitted to a vote at the Annual Meeting of Shareholders held September 7, 2006. The voting results on the three matters considered at the meeting are stated below.

Matter 1: Election of Directors

The director nominees described in the Company’s Proxy Statement were elected as follows:

	For	Withhold	Abstain
Maurice R. Taylor II	7,191,683	72,568	154,400
Michael P. Grossman	7,214,251	50,000	154,400
David F. Koenig	7,214,251	50,000	154,400
Alexander Nazarenko	7,214,251	50,000	154,400
Scott E. Smith	7,214,251	50,000	154,400

Each director has consented to hold office until the next annual meeting of shareholders or until his successor is elected and shall have qualified.

Matter 2: Approval of Our Change in Domicile from Nevada to Delaware

The proposed change in the Corporation’s domicile from Nevada to Delaware was ratified as follows:

For	Against	Not voted
5,462,720	50,000	1,905,931

Matter 3: Appointment of Independent Auditors

The appointment of Virchow, Krause & Company, LLP as Independent Auditors for the 2006 fiscal year was ratified as follows:

For	Against	Abstain
7,367,651	50,000	1,000

Item 6.  Exhibits

Exhibit No.	Description

10.1

Promissory Note in the amount of $75,000 issued by ProUroCare Medical Inc. to Mr. Roman Pauly dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2006).

10.2

Amendment #1 to Promissory Note Dated June 1, 2006 between ProUroCare Medical Inc. and Roman Pauly (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB filed September 18, 2006).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: November 20, 2006	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: November 20, 2006	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer