Form 10KSB
period 2006-12-31
ProUroCare Medical Inc.
filed 2007-03-30
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-103781

ProUroCare Medical Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1212923
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

5500 Wayzata Blvd., Suite 310, Golden Valley, MN	55416
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	952-476-9093

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b of the Exchange Act).    Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date
within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)	$5,933,423 as of March 12, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

15,354,259 Common shares at March 12, 2007

Transitional Small Business Issuer Format (check one):    Yes ☐         No ☒

INTRODUCTORY CAUTIONARY STATEMENT

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s current beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of ProUroCare Medical, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) set forth under the heading “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report.  Forward-looking statements also include statements where the words “may,”“ “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” or similar expressions are used.  Forward-looking statements are not guarantees of future performance. Our future actual results and shareholder values may likely differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.  See “Risk Factors Associated with our Business, Operations, and Securities.”

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

History of Company; Overview

See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES”, page 20.

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “us,” “we” or “our” (formerly known as Global Internet Communications, Inc.) was organized on February 26, 2003 as a Nevada corporation.  Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 5, 2004 (the ”Merger Agreement”), by and among the Company, GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of the Company (“Acquisition Co.”), and ProUroCare Inc., a privately held Minnesota corporation (“PUC”), Acquisition Co. merged with and into PUC, with PUC remaining as the surviving company and a wholly owned operating subsidiary of the Company (such transaction is hereinafter referred to as the “Merger”).  The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State.  The Company entered into the Merger to acquire the business of PUC.  At the time of the Merger, the Company had no material assets or liabilities, and since its formation in February 2003 had not begun operating activities.

Effective upon the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of PUC common stock issued to the Company.  Simultaneously, the former shareholders of PUC common stock received an aggregate of 9,603,003 shares of common stock of the Company, representing approximately 82.1 percent of the Company’s common stock outstanding immediately after the Merger.  As a result of the Merger, PUC is now a wholly owned operating subsidiary of the Company, and PUC’s business is the Company’s sole business enterprise.  On April 26, 2004, the Company changed its name to ProUroCare Medical Inc., pursuant to a short-form merger with a wholly owned subsidiary formed for the sole purpose of effecting the name change, as allowed under Nevada corporate law.  On May 5, 2004, the Company’s trading symbol on the Over-The-Counter Bulletin Board changed to “PRRC.”

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

Also in July 2001, PUC obtained an exclusive worldwide license relating to an imaging system developed by Rensselaer Polytechnic Institute (“RPI”) that allows one to monitor microwave therapy changes to tissue in real time.  The agreement with RPI covers all of RPI’s intellectual property rights, including its patent rights, to its electrical impedance tomography technology in the field of diagnosis and treatment of urological and liver conditions.    The license with RPI was amended on July 27, 2005 to allow PUC to sublicense the technology and requires PUC to initiate an FDA approval process on the imaging system by July 13, 2008.

In January 2002, PUC purchased certain assets (furniture and equipment) from Profile L.L.C. (“Profile”) and obtained a license from Profile providing for worldwide exclusive rights to its prostate imaging system and related patented technology.  The field of use for the exclusive license is limited to the diagnosis and treatment of enlarged prostate, prostatitis, prostate cancer, or other conditions of or disorders of the prostate, whether healthy or diseased, and any other condition of urologic disorder which may be diagnosed, imaged, or treated using any diagnostic or imaging process.  Profile’s imaging system had been acquired by Profile from ArMed, LLC, where the technology had been developed by Dr. Armen Sarvazyan.  At the time PUC acquired the technology, working prototypes of the system had been assembled, and clinical studies demonstrating its capabilities had been performed.

Our rights and obligations under the licenses from Profile, CS Medical and RPI are more fully described below under the caption “Intellectual Property.”

In 2002 and early 2003, PUC continued to pursue the development of the technologies licensed from Clinical Network, CS Medical, Profile and RPI.  PUC began development of a next-generation prototype system for its proposed initial product, the ProUroScanTM system, using contracted development services.  This activity was largely funded by a private placement of $1.1 million completed in 2002.  When this funding was exhausted, development activity was largely curtailed during 2003 while the Company sought additional funding.  In July 2004, after completion of the Merger and closing of the private equity offering, we resumed development activities, and entered into two development agreements with Dr. Sarvazyan’s company, Artann Laboratories Inc. (“Artann”) to develop pre-clinical systems.

Under the first agreement, the “Development Agreement,” Artann developed two working, pre-clinical ProUroScanTM systems.  These development-level systems were delivered to us in late November 2004.  We paid Artann $180,000 for this 2004 development work.

Under the second agreement, the “Research and Development Agreement,” Artann was named a research and development partner to the Company, supporting the further development of the ProUroScanTM and other to-be-determined technologies in the urologic field.  Any intellectual property and know-how resulting from the advancement of the ProUroScanTM under this agreement will be assigned to the Company.  For its role, Artann will receive a total of $250,000 (plus incentives as explained below) payable upon certain milestone events.  A payment of $50,000 was made to Artann upon the execution of the agreement in July 2004.  In December 2004, the Company paid Artann $110,000 following the shipment of the ProUroScanTM prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule).  On May 6 and June 6, 2005, Artann filed additional patent applications relating to a new probe positioning technology, for which the Company will pay Artann $50,000 plus $10,000 in legal fees related to the patent filing.  Artann will also receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, similarly issuable upon certain milestone events, of which 300,000 shares were issued in 2004.

In September 2006, Artann was awarded a Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute. The aim of the grant is to help advance the development and application for the Food and Drug Administration (“FDA”) clearance of our ProUroScanTM system.  The three-year grant will provide up to $3 million for ProUroScanTM development, effective September 29, 2006.  It is our intent to work with Artann under this grant, and to expand our working relationship with Artann to include their participation in the development and commercialization of future generations of the ProUroScanTM.

On July 27, 2005, we entered into an agreement with Urologix, Inc. (“Urologix”) to co-develop new products utilizing our electrical impedance tomography (“EIT”) technology licensed from RPI. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix’ existing thermal therapy systems. The parties expected the project to require several phases of research, testing and development, for which they have agreed to equally share the development cost.  If the development of the modules is successful, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement.  After completing Phase I in September 2006, it was determined that an assessment of certain key factors affecting the compatibility of our EIT technology with Urologix’ equipment will be required before proceeding with Phase II.

On March 20, 2007, the Company executed an amendment to the Urologix agreement. Under the terms of the amendment, Urologix agreed to postpone any decision regarding the continuance of the remaining phases contemplated under the agreement, while the Company agreed that the assessments described above will be done and funded solely by the Company. In addition, Urologix has the right to abandon the project for any reason with 5 days’ notice to the Company, and the Company has the right to abandon the project for any reason by providing 5 days’ notice to Urologix.  ProUroCare plans to conduct research related to the compatibility issues when sufficient funding becomes available before a decision is made to move to Phase II of the program.  The Company believes that approximately two to three months will be required to obtain answers to these questions, but the cost of the study has not been estimated, and initiating this study is dependent upon our obtaining sufficient financing to complete the work.  Accordingly, the project has been temporarily suspended.

Further, and as noted above, certain technology critical to the project is licensed by the Company from RPI.  Under the terms of the license, as amended, the Company must initiate the FDA approval process by filing with the FDA and commencing human clinical trials before July 13, 2008.  Management believes that due to the additional project work required it is unlikely this deadline will be achieved.  Management believes that it will be able to successfully negotiate an extension of this deadline with RPI, but cannot give assurance of this.  If the Company is unsuccessful in obtaining sufficient funds to continue development of this technology, resolving the two key project factors noted above, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated, and the Company’s EIT technology may be abandoned.  See section below entitled “Initial Product Offerings - ProUroVisionTM EIT Research and Development Status.”

During 2005 and 2006, we were unable to obtain sufficient financing to fully fund our product development efforts. As a result, development activities were significantly limited.  In February 2006, we closed on a $2.2 million senior credit facility.  After payment of liabilities to key vendors, development partners, and employees, the net proceeds from this offering were not sufficient to complete development of our products.  In January 2007, we obtained a $500,000 equity investment to fund operations while we explore new funding opportunities.  Despite this investment, our development efforts continue to be limited by the availability of financing.  We are working to obtain the financing to complete our product development, perform clinical trials, obtain FDA concurrence, and prepare to launch our products into the market (see “Plan of Operation – Financing Plan,” page 34).

Prostate Disease

Our products are focused on prostate disease in men over 40 years of age. There are two segments of the market that are of interest to the Company:

•                  Early detection and diagnosis of prostate cancer, and

•                  Improving the effectiveness and usability of existing treatments for Benign Prostatic Hyperplasia (“BPH”), also known as enlarged prostate.

Each year in the United States, approximately 232,000 men are diagnosed with prostate cancer, and over 30,000 men die from the disease.  Over 60 million prostate disease screening tests are given annually.  We believe that the percentage of men with moderate to severe symptoms from prostate disease (BPH or prostate cancer) who seek screening, diagnosis and treatment will increase in the future as a result of increased awareness of prostate related diseases and the development of quantitative diagnostic systems (such as our ProUroScanTM system) and improved treatment options (such as our ProUroVisionTM technology for thermal therapy) that are less invasive and result in less severe complications and side effects. In addition, the number of potential patients will increase as a result of an aging population and the increased awareness and standard of living in many other countries around the world.

Initial Product Offerings

ProUroScanTM System Description.

Our initial product is the ProUroScanTM system, developed and designed as a unique diagnostic-imaging system that enables physicians to accurately display, chart and monitor prostate examinations for more effective disease diagnosis.  Current screening approaches are accomplished by means of a digital rectal examination (“DRE”) and a Prostate Specific Antigen (“PSA”) blood test.

A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the rectum to palpate the prostate gland to detect abnormalities.  The clinician must rely on his or her experience and the sensitivity of their finger to estimate the size of the prostate and detect hardness or abnormalities within the prostate that may indicate the presence of a potentially life-threatening disease.  The ProUroScanTM is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of soft-tissue abnormalities within the prostate.  We believe that the ProUroScanTM will enable a physician to detect abnormalities in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, produce quantifiable and chartable results and monitor the progression of the disease over time.

The ProUroScanTM imaging system is being designed to detect certain abnormalities that may be missed by other diagnostic techniques.  These abnormalities include areas on the surface or within the prostate where the tissue has a different level of elasticity or stiffness when compared with the rest of the gland, which can be precursors to a more clearly defined hardened area or nodule.  The system’s operation is based on measurement of the stress pattern on the rectal wall when the probe is pressed against the prostate.  Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional and three-dimensional reconstruction of prostate anatomy and assessment of prostate mechanical properties.  The data acquired allow the calculation of prostate features such as size, shape, nodularity, consistency/hardness, and mobility.  The prostate image is displayed on a screen that allows a physician to identify the specific location of soft-tissue abnormalities and determine the relative size of the prostate upon completion of the imaging procedure.  The ProUroScanTM system prototype has been validated in laboratory experiments on prostate phantoms and in a pre-clinical study.  The system has been used for more than two years and on more than 160 patients at the Robert Wood Johnson Medical Center in New Brunswick, New Jersey.  We believe the results obtained on model systems and in vivo images from patients demonstrate that the ProUroScanTM system has potential to become a diagnostic tool that could largely supplant DRE’s through its higher sensitivity, quantitative record storage, ease of use, and inherent low cost.

The ProUroScanTM system consists of a probe, a central processing unit containing proprietary image construction algorithms, a computer with color monitor and keyboard, a color printer, and single-use disposable sheaths to cover the tip of the probe.  The ProUroScanTM system’s probe is specially designed for the rectal anatomy to minimize patient discomfort.  It is ergonomic for the clinician and similar to a traditional DRE for the patient.  The probe utilizes pressure sensors located on the face of the probe head to palpate the prostate.  The probe’s positioning system ensures that the person administering the test examines the entire surface of the prostate, and assists prostate image construction.

To perform a test, the clinician must first place a single-use disposable sheath over the probe head and shaft and cover it with a lubricant.  The clinician then inserts the tip of the probe into the patient’s rectum and palpates the prostate.  As the prostate is palpated, a color image of the prostate is produced and displayed on the computer monitor, along with indicators of the amount of pressure being applied to help guide the clinician.  Differences in tissue stiffness and elasticity will be depicted on the monitor in different colors.  Total testing time for a healthy prostate is under one minute.

Ideally, the ProUroScanTM examination will be administered by a trained clinician on all patients in need of a prostate exam. Standardizing the procedure using the ProUroScanTM mechanical imaging device should minimize the differences in abilities between physicians in this otherwise subjective procedure.  We expect the system will also be more sensitive and have the ability to detect abnormalities that the normal human finger cannot detect, thereby improving the quality of the diagnostic process.  It will also enable physicians to literally see the differences in tissue elasticity or stiffness on the color monitor instead of a traditional DRE that is “blind” and relies exclusively on the clinician’s sense of touch.  The system will create a hard copy of the prostate diagnostic procedure which can be placed into the patient’s file, and a digital record of the exam that can be stored and used for comparison to subsequent exams. This is advantageous for physicians and patients in that it gives physicians the ability to compare and contrast the patient’s results from exam to exam, and to get second opinions on the patient’s status in regards to the diagnosis.  Comparisons of multiple tests over time can also be done providing longitudinal assessments of the patient’s disease.

We believe the ProUroScanTM system will be truly unique in the market.  The closest comparison in terms of imaging capability is to an examination using a transrectal ultrasound (“TRUS”) device.  TRUS is a test that uses a rectal probe and sound wave echoes to create an image of the prostate gland, thus allowing visual inspection for abnormal conditions.  Although well established as a highly accurate test, TRUS is used primarily as a guide for prostate biopsies, and is seldom used as a screening test.  It is a very expensive test, costing hundreds of dollars each, difficult to interpret, and requires approximately 20 to 40 minutes to perform.  The ProUroScanTM system uses mechanical imaging rather than sound waves echoes, has a probe that is smaller than that of an ultrasound probe, will be performed in less than one minute, and at a much lower cost.  The results of the test are displayed in color, making the results of the diagnostic test easy to interpret.

We anticipate that the majority of our revenue generated by the ProUroScanTM system will be tied to procedure fees for performing the test and the consumption of proprietary disposable sheaths and/or probe tips.  The systems themselves likely will be placed in clinics under a variety of programs, including operating leases, financing leases, outright sale, or placements paid for by premiums paid on the usage of the system.

We intend to position this product as an “adjunctive” test to DRE and PSA testing, which have low sensitivity and specificity and cannot be documented with color images.  The ProUroScanTM system will initially be marketed to urologists during the first two years to establish the clinical and economic efficacy of this approach.  Obtaining the support of urologists is crucial prior to active marketing to primary/general practice and internal medicine physicians.  Once established as a “standard of care” in urology, other physicians will have an incentive to use the test because of the incremental value that it provides in assisting patients and physicians in making educated choices about the scope of treatment that will be needed.   As confidence is established regarding use of the system and the value of the test, we hope that family and general practices and practitioners and internal medicine physicians will want to use the test as a standard of care providing a third detection assessment for patients with an abnormal DRE or PSA.

The ProUroScanTM system is currently in the late stages of product development.  The design specifications are nearly finalized and performance characteristics are generally known.  Further development work in the areas of positioning system refinement, software, user interface, and sensor production, among others, must be completed before the system can be commercialized.  It is anticipated that, once sufficient financing is obtained to undertake such work, an additional nine to ten months will be needed to complete the remaining development tasks leading to the production of clinical study units.  As discussed below, the clinical study units will be used to conduct the clinical trials necessary to obtain market clearance from the FDA.

ProUroScanTM Research and Development Status.

We anticipate that we will spend $2.0 million to $2.1 million on ProUroScanTM system research and product development and preparation for pivotal FDA clinical studies over the next 12 months.  Our efforts in this regard will be primarily focused on completing the ProUroScanTM system that we will take into clinical trials.  We estimate that over the past five years, we have spent approximately $3.0 million on research and development activities, including approximately $386,000, and $413,000 during the years ended December 31, 2006 and 2005, respectively.  Much of this work was performed under contracted research and development agreements with third parties; approximately

$2.1 million of the $3.0 million spent on research and development activities over the last five years was so contracted.

Much of the ProUroScanTM system’s development to date has been accomplished under two development agreements between the Company and Artann. Under the first agreement, the “Development Agreement,” Artann developed two working, pre-clinical ProUroScanTM systems.  These development-level systems were delivered to us in late November 2004.  We paid Artann $180,000 for this 2004 development work.

Under the second agreement, called the “Research and Development Agreement,” Artann was named a research and development partner to the Company, supporting the further development of the ProUroScanTM system and other to-be-determined technologies in the urologic field.  Any intellectual property and know-how resulting from the advancement of the ProUroScanTM system under this agreement will be assigned to the Company.  For its role, Artann will receive a total of $250,000 payable upon certain milestone events.  A payment of $50,000 was made to Artann upon the execution of the agreement in July, 2004.  In December 2004, the Company paid Artann $110,000 following the shipment of the ProUroScanTM prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule).  On May 6 and June 6, 2005, Artann filed additional patent applications relating to a new probe positioning technology, for which the Company will pay Artann $50,000 plus $10,000 for legal fees associated with the patent applications.  Artann will also receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, similarly issuable upon certain milestone events.  Of these warrants, warrants for the purchase of 100,000 shares were issued upon the execution of the agreement, and warrants for the purchase of 200,000 shares were issued in December 2004.  The warrants issued are exercisable at a per-share price of $2.00, and were expensed as research and development expenses.  The final 200,000 warrants were to be issued, contingent on the delivery of a system ready for clinical trials, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement.  To date, we have not issued these warrants but expect to do so contingent on the parties entering a new research and development agreement that will replace both of these original agreements and expand the future relationship between Artann and the Company.  We are in final negotiations with Artann to complete this anticipated new research and development agreement, and expect to execute this agreement in April 2007, although no assurances can be given in this regard.  As part of this agreement, and coincident with its execution, we expect to complete our financial obligations to Artann under the two original agreements.

In September 2006, Artann was awarded a Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute. The aim of the grant is to help advance the development and application for the FDA clearance of our ProUroScanTM system.  The three-year grant will provide up to $3 million for ProUroScanTM system development, effective September 29, 2006.  It is our intent to work with Artann under this grant, and to expand our working relationship with Artann to include their participation in the development and commercialization of future generations of the ProUroScanTM system.

In March 2006, we engaged Devicix, LLC of Chaska, Minnesota, a firm that provides electrical, mechanical, biomedical, and software engineering services to early-stage medical device companies.  We expect this firm will assist us and Artann in transferring technology from research and development to clinical study status, place design documentation under an FDA compliant quality control system, complete the design documentation required to submit an FDA request for product clearance, perform verification and validation testing including certification of safety related testing standards, and quality control processes for transfer to manufacturing.

We believe that the existing technology platform is robust and provides a platform on which to develop multiple future generation systems.  The first generation system will provide an overall assessment of the prostate resulting in a map or record of the pressures that are generated from an assessment of the posterior surface of the prostate using the current sensor probe.  The first generation system will most likely be the system of choice for general, family practice and internal medicine physicians that want to be able provide a more general assessment of the patient’s condition prior to referring them to urologists for a more thorough diagnostic workup. We believe that the next or “second generation system” will be capable of identifying the specific location (X, Y, and Z coordinates) of lesions found in the prostate.  We believe that this system will also be able to create a three dimensional image of the position of the lesions and allow the physician to rotate the image to assist in identifying the actual position of the lesion in the prostate gland.  We believe that this next generation system will be ideally suited for urologists that are can provide a more thorough diagnosis of the patient.  Future generations of the ProUroScanTM system may include the capability of guiding biopsies to suspected cancer sites, at a lower cost than current ultrasound systems.

Pre-Clinical Trial and Regulatory Status.

Initial human clinical testing of the ProUroScanTM system began in 1998 with a series of patients that were studied at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey in collaboration with Artann.  The results of this first study were presented by the Division of Urology and the Department of Pathology in an article published in the September 1998 issue of the Journal of Urology (Vol. 60).  A second series of studies were conducted in February 2000, at the Veteran’s Administration Medical Center in Minneapolis, Minnesota (“VA”) and at the Grand Strand Urology Clinic in Myrtle Beach, South Carolina (“Grand Strand”).  During these trials, traditional DRE and PSA tests were performed on all patients.  In addition, patients with suspicious test results were often referred for prostate biopsy and in some cases, radical prostatectomies were performed.

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

In the second series of patients evaluated at the VA and Grand Strand in 2000, a similar system was used with a comparable sensor probe.  A total of 19 patients were evaluated and the results compared to DRE and PSA testing. In the VA series, the imaging system differentiated between patients with a known nodularity and those without.  The system was also able to detect the relative size of the prostate.

A more recent study of tests on 5 patients as well as “phantom” prostate models was published in an article in the journal IEEE Transactions on Medical Imaging(1). In this study, which was an extension of the existing work done at the Robert Wood Johnson University Hospital, the 3-D images generated by the ProUroScanTM system provided quantitative measures of key prostate features like size, shape, hardness, nodularity and mobility superior to comparable measures that can be achieved with DRE.  The article abstract states, “the results obtained on model systems and in vivo images from patients prove that the PMI (the ProUroScanTM system) has potential to become a diagnostic tool that could largely supplant DRE through its higher sensitivity, quantitative record storage, ease of use and inherent low cost.”  The article concludes “MI (mechanical imaging) has a potential to be positioned as an objective substitute for DRE in screening for prostate cancer, in expectant management, and in an assessment whether or not there is any sign of local disease recurrence after treatment with curative intent that can potentially improve early-stage diagnosis and treatment of prostate cancer.”

Based on the results of these clinical trials, the Company is pursuing additional clinical information that will permit continued assessment and comparisons of patient data from the ProUroScanTM System to DRE, PSA, TRUS, and actual pathological findings.  One of the interim steps will be a correlation study performed by pathologists that will compare the specifically defined pathological analysis of excised cancerous prostates to visual and quantitative outputs from the ProUroScanTM system obtained from patients just prior to a radical prostatectomy.  We anticipate performing these correlation studies on approximately 10 to 15 patients before moving to our definitive FDA clinical studies.  A strong correlation between the results of ProUroScanTM examinations and verified pathology would be a

(1) IEEE Transactions on Medical Imaging (“Prostate Mechanical Imaging: 3-D Image Composition and Feature Calculations”, vol. 25, no. 10, pp. 1329-1340, 2006 V. Egorov, S. Ayrapetyan, A.P. Sarvazyan).

strong indication of the system’s capability and diagnostic value.  Given that the results of the early studies were positive, but not confirmed by independent studies, we intend to pursue the correlation study and the pivotal FDA studies defined above as part of our overall clinical plan.  Our targeted customers may not accept our interpretation of these results and may require additional independent verifications.

We are currently in the process of establishing a series of labeling claims reflecting the current needs of the market and the capabilities of the system.  Given that the system will be capable of providing physicians with a number of different outputs, we are attempting to create a regulatory strategy that will enable us to begin marketing a basic system and then expand the labeling claims to incorporate more sophisticated features and functionalities as they are developed and validated in clinical studies.  The advantage of this approach is that it allows us to minimize the time it will take to obtain initial FDA approval and to begin commercializing an operational system sooner.  Having systems in place will also be important in assessing future enhancements while physicians are using it in actual clinical practice.

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map or a record of tissue elasticity measurements taken from the prostate to aid in documenting palpable lesions identified during clinical prostate examinations.  Based on the scope of the claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510K application, or be evaluated under the FDA’s de novo process (See “Government Regulation,” below).  Assuming the results from the “correlation studies” are positive, we will begin placing systems in a select number of major medical centers to screen patients and collect data for the FDA submission.  It is anticipated that the FDA clinical studies will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  Centers participating in the study will most likely be required to obtain approval from each center’s Institutional Review Board (“IRB”) to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScanTM studies at the VA and at the Robert Wood Johnson University Hospital.

The actual number of patients that will be studied and the specific clinical protocol that will be followed will be significantly determined at a pre- Investigational Device Exemption (“IDE) meeting that we anticipate having with the FDA during 2007, prior to conducting clinical trials.  At that meeting we will present information about the product and all relevant and laboratory testing data.  We will also propose a strategy for validating our labeling claim and a clinical protocol that all investigative centers will be expected to follow, with the goal being to obtain enough clinical data to have sufficient confidence that the system will perform as defined in the product labeling.

Assuming the path outlined above is acceptable to the FDA, of which no assurance can be given, we expect to make a formal submission to the agency shortly after completion of the clinical study.  Published FDA statistics from 2004 (the most recent available) indicate that the average total time from receipt of a 510K application to final action is 100 days, with 65 percent completed in less than 90 days.  Based on this data, assuming that the results of the clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 to 180 days after the 510K application is filed.  Such concurrence will allow us to begin active marketing of the ProUroScanTM system within the United States.

As new and more enhanced product features are developed, we plan to file additional submissions with the FDA and to obtain expanded labeling claims.  Depending on the exact nature of these claims, the approval process may require more extensive clinical studies and possibly a full pre-market approval (“PMA”) application.  Such an application will likely take significantly more time and be more comprehensive than the 510K approval process.  The 510K and de novo filing processes are described in more detail in the “Government Regulation” section, below.

Simultaneous with the FDA submission, we expect to apply for a Conformité Européene (“CE”) mark, a mark displayed prominently on products indicating compliance with the regulatory directives of the European Union.  The CE mark is required to market medical products within the European Union.  We will utilize the services of a notified body such as Technischen Überwachungsvereine or Technical Inspections Organizations (“TÜV”), a German company specialized in meeting the regulatory directives of the European Union, to obtain CE mark approval.  It is believed the CE mark approval process will be similar in duration to the FDA 510K process, or approximately six months.

Reimbursement – Patient Pay Model.

We are working to formulate the appropriate approach to obtaining and optimizing government and third-party reimbursement for the use of our products.  In the case of the ProUroScanTM diagnostic system, it is anticipated that the product will initially be positioned as an adjunctive test to be used in combination with the current DRE and PSA tests.

Initially, we anticipate using a “patient pay model” for physicians to receive payment for performing the ProUroScanTM system test.  Under a patient pay model, in the absence of reimbursement from their health insurance, patients who perceive sufficient value in a procedure agree to pay for the test out of their own funds.  This approach was recommended by Hogan & Hartson, our reimbursement consultants, based on the perceived value of the test for patients that have an abnormal DRE or PSA value.  Only one in four biopsies performed based on an abnormal PSA reading reveal prostate cancer(2), and only 50 percent of suspicious lesions found by DRE presented cancer on prostate biopsy(3).  Given these statistics, in cases where patients have abnormal DRE or PSA test results or when a test result may not be clear, there is a high incentive to seek additional diagnostic inputs so that patients can make an informed and reasonable decision for themselves and their family.  We believe that a sufficient number of patients will be willing to pay $50 to $200 for the ProUroScanTM system test out of their personal funds to support the launch of our product in advance of receiving a formal coverage position from third-party insurers.  The concept of a patient pay model has been used successfully for other procedures (e.g., mammography enhancement) and would appear to be the preferred approach for generating revenues during the early phases of product rollout.

We expect that the use of our ProUroScanTM system will not be immediately eligible for reimbursement utilizing existing Current Procedural Terminology (“CPT”) codes.  When a new product or procedure is introduced, it must be submitted to the American Medical Association’s (“AMA”) CPT Editorial Panel, who determines if an existing code should be used, or if a new code should be issued.  However, before reaching the Editorial Panel, it must first be screened by the CPT Advisory Committee and the appropriate national medical specialty society seated in the AMA House of Delegates (for prostate-related procedures, this is the American Urology Association, or AUA).  The process of obtaining a new CPT code can take from one to three years.  When a procedure is performed, the physician must use the CPT code when billing third-party payers such as insurance companies or the government.  The amount of reimbursement the physician receives depends on the relative value assigned to the procedure by the third-party payer via the CPT coding.

In the absence of formal reimbursement coverage, providers must give beneficiaries a Medicare Advance Beneficiary Notice (“ABN”) before furnishing certain services when there is a reasonable doubt that Medicare will cover the procedure.  An ABN can be used for all situations, including laboratory tests, by all physicians and suppliers.  An alternative to using a patient pay model in the United States is to submit claims using a “Miscellaneous Code,” which can often result in a favorable coverage position.  This approach will require the submission of more product and clinical data and all cases will be reviewed on an individual basis.

As the level of clinical and payment experience expands during the initial period of “patient pay” usage, we anticipate filing for a formal CPT procedure code and reimbursement as previously described. Having a formal reimbursement code will drive additional utilization and will be helpful in obtaining reimbursement and testing acceptance in other markets.  There can be no assurance that we will be successful in obtaining a unique CPT code for use of the ProUroScanTM system.

(2) “Practice Guidelines”, American Family Physician, August 15, 2000.

(3) “Digital Rectal Examination”, Campbell’s Urology, Eighth Edition, pp. 3063.

ProUroVisionTM EIT Technology Description.

In addition to our ProUroScanTM technology, we have secured licensed rights to technology that offers potentially significant enhancements to existing treatments of BPH and other urologic applications.  These technologies are covered by patents held by the licensors.  See “Intellectual Property” below.  We are not aware of any patents held by others that would present any uncertainties regarding the protection of our intellectual property rights.

Current microwave thermal therapy treatment utilizes a catheter that is inserted into the patient’s urethra.  The catheter contains an antenna that radiates microwave energy in an omni-directional, 360° pattern.  The tissue of the prostate absorbs this energy and heat is inductively generated to increase the temperature above 45° C, which is necessary to cause necrosis of the tissue.  After this tissue dies and is eliminated by the body, the enlargement of the prostate is reduced, restoring urine flow.  With our EIT technology, the clinician will be capable of monitoring the migration of heat within the prostate and thus optimize the therapeutic effects of the treatment.

We believe that our unique and proprietary EIT technology has the potential to be a significant advancement to thermal therapy.  EIT is an imaging technology in which an image of the conductivity or resistivity of part of the body is inferred from surface electrical measurements.  The heating that occurs during a thermal therapy procedure produces a change in the local conductivity or resistivity throughout the treatment volume.  These local changes in the electrical properties of the tissue will be measured by a system of miniature electrodes placed on the patient’s body, and a rectal probe, all of which connect to an electronically controlled low-frequency power supply.  Each individual electrode will receive a specific current and electronically measure all the possible induced voltages among the electrode array.  An inversion algorithm is then employed to create a real-time image of the thermal pattern.

The EIT system will be assembled into modules that will be compatible with, and added on to, existing thermal therapy systems.  The modules will include a low-frequency power supply, electrodes, a rectal probe, monitor and software containing the proprietary algorithms.  The upgraded systems will continue to utilize transurethral microwave catheters to generate the heat necessary to cause necrosis.  This system will enable urologists to observe the real-time migration of heat through the prostate during treatment and adjust the amount of energy applied in order to protect the urethral tissue and adjacent organs.  This information and increased energy efficiency will also help to minimize damage to healthy tissue.

ProUroVisionTM Research and Development Status.

On July 27, 2005, we entered into a Memorandum of Understanding (the “MOU”) with Urologix, Inc., pursuant to which the parties were to co-develop new products utilizing our EIT technology. The EIT technology was expected to be assembled into modules that would be compatible with and incorporated into Urologix’ existing thermal therapy systems.  The project was designed into multiple phases of research, testing and development.  The first three phases were projected to cost approximately $550,000 over a period of 18 to 24 months.  The Company and Urologix had agreed to equally share in the development costs of these phases.  The MOU was projected to be in effect over a five-year period following the date on which the FDA first approves a Urologix EIT urology product for sale in the United States.

Following completion of all phases of the development program and if the modules are successful, the parties would enter into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement with ProUroCare.

After completing Phase I in September 2006, it was determined that an assessment of two key factors would be required before proceeding with the second development phase.  The first involved an assessment of the number of electrodes that will be needed to accurately measure a one degree change in the temperature across a 6 to 8 cm width to allow for a complete evaluation of a normal prostate being treated with Urologix’ microwave system.  It appears that more than one electrode may be needed on the urethral catheter to achieve this level of performance.  Further studies are needed to determine if the use of electrodes on a urethral catheter will interfere with Urologix’ microwave system.  Second, we need to evaluate the level of tissue necrosis and the level of hydration that exists throughout the Urologix’ treatment cycle to determine at what level tissue conductivity ceases to exist.  As both of these issues were outside of the Phase I development definition, ProUroCare plans to conduct research on both issues at our own expense before a decision is made to move to Phase II of the program.

On March 20, 2007, the Company executed an amendment to the MOU.  Under the terms of the MOU amendment, Urologix agreed to postpone any decision regarding the continuance of the remaining phases contemplated under the MOU, while the Company agreed that the assessments described above will be done and funded solely by the Company. In addition, Urologix has the right to abandon the project for any reason with 5 days’ notice to the Company, and the Company has the right to abandon the project for any reason by providing 5 days’ notice to Urologix.

The Company believes that approximately two to three months will be required to obtain answers to these two questions, but the cost of the study has not been estimated, and initiating this study is dependent upon our obtaining sufficient financing to complete the work.  Accordingly, the project has been temporarily suspended.  Further, certain technology critical to the project is licensed by the Company from RPI.  Under the terms of the license, as amended, the Company must initiate the FDA approval process by filing with the FDA and commencing human clinical trials before July 13, 2008.  Management believes that due to the additional project work required, as outlined above, it is unlikely this deadline will be achieved.  Management believes that it will be able to successfully negotiate an extension of this deadline with RPI, but cannot give assurance of this.  If the Company is unsuccessful in obtaining sufficient funds to continue development of this technology, resolving the two key project factors noted above, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated, and the Company’s EIT technology may be abandoned.

Other Technology.

We have also licensed technology that will allow us in the future to develop a focused-beam microwave array based on our licensed technology.  We expect that such a focused-beam array will enhance the safety and efficacy of microwave-based thermal therapy treatments by allowing the treating physician to direct treatment in a much narrower (approximately 45 degree) pattern rather than the unfocused 360 degree pattern of current systems, and to control the depth of treatment.  This will enable the physician to selectively treat an area of the prostate, and spare healthy tissue, helping to avoid damaging the rectal wall and adjacent organs.  Because the energy applied will be more focused, less total energy can be used during treatment.  Lower energy levels are believed to reduce collateral damage to surrounding tissues when treating a patient and are therefore believed to be a safer way to treat patients than microwave systems currently being used.  We are not actively developing this technology at the present time due to resource constraints, but plan to initiate such development when sufficient funds become available.

We believe that the combination of real-time visioning of the prostate and the ability to direct treatment will enable a physician to treat specific areas of the prostate that may have BPH without damaging healthy prostate tissue or medial nerves, thus avoiding potential impotence and erectile dysfunction complications.  As a result, we believe that the technology will be positioned as significant enhancements to current microwave therapy devices, minimizing the types of complications and side effects inherent in most current treatments and, as such, can encourage more rapid acceptance and adoption rates for the systems that incorporate this technology.

Competition

Prostate Imaging.

We are not aware of any competitive product currently being sold based on the same technological features as the ProUroScanTM system.  Nonetheless, we expect competition to intensify in the market for prostate screening and diagnosis.  Currently available screening methods that compete with the ProUroScanTM system include the traditional DRE and the PSA test.  The DRE in combination with a PSA test comprises today’s “standard of care” to evaluate patients for prostate cancer or other ailments relating to the prostate.  We believe the ProUroScanTM will prove to be a highly reliable and reproducible test, and that when used in combination with DRE and PSA will significantly improve the overall level of detection that can be achieved. As a result, we believe that use of the ProUroScanTM system will become a key part of a new “standard of care” that all physicians will follow.  We believe that we can be competitive in the prostate-imaging market due to our strong patent position and anticipated ability to deliver high-quality imaging and screening devices and results.  We anticipate that our systems and tests will be very cost effective, with system costs expected to be less than $15,000 and with per test cost to the patient expected to be in the range of $100.

•                  Digital Rectal Examination (DRE):  For most physicians performing prostate cancer screening today, the first step is to perform a DRE.  The DRE is done at a nominal cost and may be viewed by many physicians as a “sufficient” screening tool for identifying abnormal tissue in the prostate.  However, we believe the ProUroScanTM will ultimately gain acceptance because it offers distinct advantages in prostate screening compared to the standard DRE:

•                  it will be more sensitive and able to detect smaller nodules or tissue abnormalities on the surface or within the prostate;

•                  it will be less affected by anatomic anomalies or obesity that now prevents physicians from fully palpating the prostate in a significant percentage of their patients;

•                  it will produce a real-time color image of the prostate;

•                  it will enable physicians to electronically store and compare the test results in patient files; and

•                  the test will be standardized, minimizing the differences in technique and experience of clinicians.

We expect that the ProUroScanTM system’s sensitivity, standardization, and ability to electronically store images will allow physicians to observe changes in the prostate over time more accurately.  This is a significant capability for monitoring changes in patients that have early clinical indications of prostate cancer.

The ProUroScanTM system’s capability is limited to the examination of the prostate, and will not detect other conditions unrelated to the prostate that a physician may detect in the course of a standard DRE, such as internal hemorrhoids, rectal cancer, stenosis (narrowing of the rectum), and a typical sphincter tone that may suggest neurological pathology.

•                  Prostate-Specific Antigen tests:  The PSA test is used to detect and quantify Prostate Specific Antigen, a substance produced only by the prostate.  The PSA test is a screening tool usually used in conjunction with a traditional DRE.  This test only screens for cancer and does not provide any indication to the physician regarding the size of the prostate or the presence of any other tissue abnormalities.  An elevated PSA result does not necessarily mean a patient has prostate cancer nor does a normal PSA mean a patient does not have prostate cancer.  A false positive PSA test values can be generated leading to unnecessary diagnostic procedures, such as prostate biopsy.  According to the Prostate Cancer Foundation, only 25 percent of men with a PSA level of 4 to 10 ng/mL are found to have prostate cancer (a reading above 4 is considered abnormal).  Although it is difficult to quantify, it can also be assumed that false negative PSA test results can also occur.  Also according to the Prostate Cancer Foundation, approximately 25 percent of men diagnosed with prostate cancer have a PSA level below 4 ng/mL.  Some diagnostics companies are working to develop tests with improved sensitivity and specificity to reduce the number of false positives and false negatives that are recorded.  Improvements in PSA testing should be viewed positively because the use of this test in conjunction with a physical assessment of the prostate using ProUroScanTM system will enhance the overall capabilities of physicians to detect early stage prostate cancer.

•                  PCA3 Marker:  PCA3 is a non-coding ribonucleic acid (“RNA”) believed to be a more accurate marker of prostate cancer than currently used diagnostics tests.  The PCA3 marker was in-licensed in 2000 by DiagnoCure Inc. of Quebec, Canada.  In 2004, DiagnoCure granted a worldwide license to Gen-Probe (San Diego, CA) for the development and commercialization of a second generation PCA3-based test using their proprietary platform.  In 2006, Gen-Probe made the test available in analyte specific reagent format to U.S. laboratories and launched a full CE-marked PCA3 test in Europe.  Although this test has not been approved in the United States, it potentially represents a significant advance in the development of more sophisticated and sensitive detection methods for identifying early stage prostate cancer.  The key for patients and physicians is to have multiple and complimentary detection approaches that can be used in combination with each other to enhance the overall scope and accuracy of the clinical findings.  Experts in the field have stressed that it is important to have both chemical and physical assessment tools so that the early stages of the disease can be detected and proper therapeutic approaches applied.  Using the ProUroScanTM system in combination with an accurate chemical test should result in more patients with the disease being identified more accurately in a timely manner and the number of false positive reduced, minimizing the number of unnecessary biopsies.

Other modalities that are available, but utilized on a very limited basis for screening applications, include transrectal ultrasound, magnetic resonance imaging, computed tomography and nuclear medicine, include:

•                  Transrectal Ultrasound (“TRUS”):  TRUS is a diagnostic imaging tool that is used to guide prostate biopsy to determine if cancer exists.  It is employed primarily by urologists following the referral of a patient that has been screened by a primary care physician using DRE and PSA.  When suspicious findings occur, TRUS is used to guide the position of the biopsy needle prior to taking a core sample of tissue.  TRUS is not considered a primary screening tool by the American Urologic Association and is more costly and difficult to operate for most physicians.  We believe that ProUroScanTM will be much easier to operate and, thus, will require significantly less training.  We also believe it will be less costly to acquire and maintain in a traditional medical office setting.

•                  Magnetic Resonance Imaging (“MRI”):  MRI is effective in providing high contrast, high-resolution images of anatomy deep inside the human body.  Nevertheless, full-sized, high-field strength MRI systems may cost $1 million to $1.5 million, with smaller, lower-field strength magnets ranging from $700,000 to $1 million.  Dedicated limited-purpose units for such applications as prostate evaluation or breast imaging have not been shown to be commercially viable.  Thus, MRI is currently too expensive to use for prostate-disease screening.

•                  Computed Tomography (“CT”):  CT involves placing the patient inside of a rotating array of X-ray detectors, which are analyzed and processed into a series of cross-sectional images of the body and then reconstructed to form a computerized three-dimensional image (like a loaf of bread comprised of multiple “slices”).  CT can be effective in prostate imaging, but CT equipment is expensive, approximately $500,000 per unit; transrectal ultrasound (TRUS) is generally preferable to the CT in terms of time and cost-effectiveness.

•                  Nuclear Medicine (“NM”):  NM involves the injection into the body of radioactive isotopes that emit radiation that is detected and analyzed by a dedicated computer.  NM is highly effective in staging of soft-tissue tumors. NM is not suited as a mass-screening device, although NM can be used for later-stage prostate cancer assessment.  NM equipment is also very expensive, with each unit costing between $1.9 and $10.0 million), and therefore not a very cost effective screening tool.

Treatment of BPH.

Our anticipated therapeutic products are designed to provide significant enhancements to existing thermal-therapy devices.  Once developed, we anticipate they will be sold to companies that utilize catheter-based microwave energy to treat BPH and certain prostate cancers.  Competition in the BPH treatment market for therapeutic products in which these companies compete is intense and expected to increase.  We believe that the principal competition in this area will come from both surgical and non-surgical therapies.

•                  Surgical Treatments for BPH:  Surgical therapies include transurethral prostatectomy (“TURP”), laser prostatectomy, transurethral incision of the prostate (“TUIP”) or alternative surgical procedures for vaporizing prostate tissue using laser or radio frequency (“RF”) energy.  Surgical treatments for BPH typically use various means to completely remove the prostatic urethra along with a substantial portion of the diseased tissue within the prostate.  A large number of prostate surgeries were done worldwide in 2002, of which 195,000 were performed in the United States according to the 2002 National Hospital Discharge Survey published by the Center for Disease Control.

•                  The most common surgical procedure for the treatment of BPH is TURP, whereby a rigid instrument is inserted into the patient’s urethra and through which the surgeon passes an electrosurgical loop that is used to remove the urethra and the diseased tissue within the prostate.  While TURP results in a dramatic improvement in urine flow and a reduction in the AUA Symptom Score (a standardized questionnaire developed by the American Urological Association to assess the severity of urological symptoms experienced by men), a significant number of patients experience complications.  These complications (as described in the AUA Guideline on the Management of Benign Prostatic Hyperplasia (2003)) include ejaculation problems, (65 percent of patients), erectile dysfunction (10 percent), excessive hemorrhaging requiring transfusion (8 percent), urethral stricture (7 percent) infection (6 percent), hematuria or blood in the urine (6 percent), and long-term incontinence (3 percent).  There has been a steady decline in the numbers of TURP procedures being performed in the U.S.

•                  In a laser ablation procedure, a probe is inserted into the urethra and the prostatic tissue is ablated using a “green light” laser.  This approach was developed by Laserscope (since acquired by American Medical Systems) and it has become a commonly used alternative for traditional TURP procedures.  The benefit of using a laser is that it allows the physician to see the extent of the tissue being ablated while simultaneously minimizing the amount of bleeding that occurs because of the coagulation affect of the laser.

•                  Other prevalent procedures are TUIP and transurethral vaporization of the prostate (“TVP”).  In TUIP, a surgeon inserts an instrument into the urethra that is able to make incisions in the prostate.   The TUIP allows the bladder neck to spring open and urine to flow freely.  During a TVP procedure, a surgeon inserts an electrode into the urethra which generates enough heat to vaporize the tissue constricting the urethra.  While these alternative surgical treatments have been effective in reducing some side effects associated with TURP, such as reduced risk of blood loss, they still require a general or regional anesthesia and are performed in an operating room.

•                  Non-Surgical Therapies for BPH.  Non-surgical alternatives include drug therapy and emerging less invasive and more specific technologies.

•                  Drug therapy for BPH has been available in the United States since 1992, when the FDA approved the marketing of four orally administered pharmaceutical products.  By 1996, drug therapy for the treatment of BPH symptoms was being administered to approximately 1.5 million men in the United States.  By 2000, according to The National Institute of Diabetes & Digestive & Kidney Diseases, 2.2 million prescriptions were written for drugs to treat BPH.  In addition, combination therapy using alpha blockers and 5—alpha reductase inhibitors has proven beneficial.  We believe the dramatic growth of drug therapy in the short period since FDA approval can be attributed to extensive drug company marketing, resulting in increased patient awareness, and the desire of these patients to seek effective treatments which have less severe complications and side effects than currently available surgical procedures.  Some of the adverse common side effects to drug therapy as described in the

AUA Guideline on the Management of Benign Prostatic Hyperplasia (2003) are: dizziness (15%), headache (12%), stuffy nose (11%), stomach/intestinal (11%), erection problem (8%), and decreased sexual desire (5%).  For many drugs, a long period of time is often required (6 months or more) to effect significant symptomatic relief.

•                  In an effort to eliminate hospitalization and the complications arising from surgical treatments, other technologies have been developed, or are under development for the treatment of BPH.  Two of these technologies are interstitial radio frequency therapy (“RF”), which is currently being marketed in the United States, and interstitial laser therapy, which has only been recently approved for commercialization in the United States.  In an interstitial therapy procedure, a rigid scope is inserted into the patient’s urethra and either needle electrodes or laser fibers pierce the urethra and are advanced into the lobes of the prostate.  RF or laser energy is then delivered, causing necrosis of the surrounding tissues. Due to the limited amount of tissue necrosis caused by each electrode or laser fiber, multiple punctures of the urethra are required in order to coagulate a sufficient amount of tissue.  While these procedures are designed to be performed in approximately 30-45 minutes with local anesthesia, we believe that intravenous sedation or regional anesthesia will be required in most patients due to the need to repeatedly puncture the urethra and manipulate the large, rigid instrument in the urethra.  As a result, we believe that it will be difficult to consistently perform interstitial therapies in an office setting, and that its therapeutic products will therefore be a cost-effective alternative.

In addition to the competitive treatments discussed above, we are aware of other companies that have developed or are developing technologies for BPH treatment.  These technologies include stents (a tube-shaped structure that holds the urethra open enabling urine to pass more freely), transurethral and transrectal hyperthermia (heating the prostate, either through the urethra or the rectum, to a point that causes necrosis of the tissue and relieves the pressure on the urethra), and high-intensity focused ultrasound (a method involving the heating of the prostate sufficiently to cause tissue necrosis using ultrasound waves).  We expect that competition in the BPH field will be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness, continued Medicare reimbursement, acceptance of the procedure by physicians, healthcare payors and patients, marketing and sales programs, and third-party reimbursement policies.

Intellectual Property

Our objective as a medical device company is to effectively and aggressively obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets and licenses, and operate without infringing the proprietary rights of other parties both in the United States and in all other countries where we may do business.  Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements, licenses, and patents, both in the United States and throughout the rest of the world.  We have, to date, licensed the rights to 20 U.S. patents and two U.S. patent applications.  In addition, we have licensed rights to seven patents and seven patent applications in Japan and several European countries.

We also depend upon the skills, knowledge and experience of scientific and technical personnel that we hire or contract with outside organizations, as well as our advisors and consultants.   To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade-secret protection and confidentiality agreements.  To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

We license from third parties various intellectual properties essential to our business.  The significant intellectual property rights we license include:

•                  Certain rights associated with prostate-imaging systems and related patented technology, from Profile. These rights are limited to the field of use of the diagnosis and treatment of enlarged prostate, prostatitis, prostate cancer, or other conditions of or disorders of the prostate, whether healthy or diseased, and any other condition of urologic disorder which may be diagnosed, imaged, or treated using any diagnostic or imaging process.  These rights include the rights to patents covering a method and device for mechanical imaging of the prostate (patent expires in 2016), a device for palpation and mechanical imaging of the prostate (patent expires in 2019), real-time mechanical imaging of the prostate (patent expires in 2021), and a method for using a transrectal probe to mechanically image the prostate gland (patent expires in 2017).  Together, the technology licensed from Profile is protected by seven U.S. and seven foreign patents, and six foreign patent applications (foreign patents expire in 2017) and, along with the patent applications assigned to us by Artann (see below), is the basis for the imaging technology used in our ProUroScanTM system.  The license requires that we report our development activities to Profile each year and to pay for ongoing patent prosecution and maintenance costs.  The license requires no specific expenditure level to remain in force.

•                  Certain rights to two U.S. patent applications (filed in May and June, 2005) associated with prostate-imaging systems and related patented technology, assigned to us from Artann under the terms of our Research and Development Agreement.  These patent applications cover a method and device for real-time imaging of the prostate and a method and dual-array transducer probe for real-time mechanical imaging of the prostate.  Under the terms of the Research and Development Agreement, we were to pay Artann $50,000 plus $10,000 of legal fees related to the patent applications.  To date, we have not made these payments but expect to do so contingent on the parties entering a new research and development agreement that will replace the original agreement and expand the future relationship between Artann and the Company.  We are in final negotiations with Artann to complete this anticipated new research and development agreement and expect to execute this agreement in April 2007, although no assurances can be given in this regard.  As part of this agreement, and coincident with its execution, we expect to complete our financial obligations to Artann related to these patent applications.

•                  Certain rights associated with EIT imaging systems and related patented technology from RPI, including rights to processes for producing optimal current patterns for EIT (patent expires 2014) and a process and apparatus for distinguishing conductivities by electric computed tomography (patent expires in 2010).  Together, the methods covered by eight U.S. patents licensed from RPI (patents expire between 2010 and 2014) are the basis for the vision system portion of our proposed focused-beam microwave therapy product.  This license requires that we initiate an FDA approval process prior to July 13, 2008, but requires no specific level of development expenditures. If we cease to carry on our business, the RPI license agreement will terminate immediately.

We have undertaken a product development effort in conjunction with Urologix (see section above entitled “Initial Product Offerings - ProUroVisionTM EIT Research and Development Status”).  Management believes that due to the additional project work required, as outlined in that reference section, it is unlikely that we will file an FDA application prior to the July 13, 2008 deadline.  Management believes that it will be able to successfully negotiate an extension of this deadline with RPI, but cannot give assurance of this.  If the Company is unsuccessful in obtaining sufficient funds to continue development of this technology, resolving the key project issues, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated, and the Company’s EIT technology may be abandoned.

•                  Certain rights associated with minimally invasive microwave therapy for the treatment prostate disease from CS Medical.  These rights are limited to the field of use of the treatment of BPH, prostatitis, prostate cancer, or any other conditions of urologic disorder which may be diagnosed, imaged or treated using a catheter-based microwave technology or sensor imaging.  The rights include rights to two patents covering medical hyperthermia treatment and diagnosis using microwave devices (patents for both of which expire in 2019), microwave balloon angioplasty (patent expires 2009), and a microwave heat pipe array for hyperthermia (patent expires 2019).  We also have rights to a patent application for treatment of prostatic tissue that are pending in Europe.  Together, the six U.S. patents (expiration dates between 2007 and 2019) and one foreign patent application licensed from CS Medical is the basis for our proposed focused-beam microwave therapy product.  This license requires that we report our development activities to CS Medical each year, but requires no specific level of development expenditures.

•                  The patent application that we initially filed as an intelligent medical device barrier was dropped because of a new approach that we are pursuing and because of concerns about existing patents that existed in these fields of use.  We will continue to use a protective sheath to ensure the sterility and function of the ProUroScanTM probe but without protection.

Manufacturing

We intend to identify and contract with outside companies to manufacture and assemble our clinical systems and commercially available products.  All pre-clinical systems will be produced by Artann as part of the planned product development program.  Because of our desire to contract with a large urology device company to obtain dedicated marketing and sales support, we may ultimately use the same company to manufacture commercial units for sale into the urology market segment.

Government Regulation

The proposed products we intend to develop, and market are subject to regulation by the FDA and by comparable agencies in various states and various foreign countries.  The process of complying with the requirements of the FDA, related agencies, and other state and foreign agencies can be costly and time consuming.  We have developed and continue to refine regulatory strategies for our proposed initial product offerings, described above under the caption “Research and Development.”  Although we have engaged Washington, D.C. based regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory governing bodies.  Moreover, even if our filings are acceptable to the regulatory bodies with which we file applications, we may encounter significant delays which will materially and adversely affect our business and operations.

A Class II device is one that requires performance standards and post-market surveillance to assure safety and efficacy.  We believe that the ProUroScanTM system will meet this definition.  These devices typically gain concurrence from FDA for marketing through a notification, commonly referred to as a 510K application.  This pathway is generally shorter and less expensive than a Pre-Market Approval (“PMA”) application, which is required of Class III devices that are generally used for life sustaining, implantable products or those that pose a high risk of injury to the patient.  In order to obtain 510K concurrences, the Company must demonstrate that the ProUroScanTM system is substantially equivalent to a previously approved product referred to as a “predicate device”.  A device is substantially equivalent if it has (a) the same intended use, and (b) either (i) the same technological characteristics of a predicate device, or (ii) different technological characteristics, but is shown to be as safe and effective as the predicate device.

In general, the data required to prove substantial equivalence in a 510K application is easier to collect than the safety and efficacy data required for a PMA.  In the case of the ProUroScanTM system, much of the supporting data will be gathered during the product-development phase.  Once filed, the FDA has 90 days in which to review the 510K application and respond.  Typically, the FDA’s response after reviewing a 510K is a request for additional data or clarification.  Depending on the complexity of the application and the amount of data required, the process may be lengthened by several weeks.  If additional data is needed to support our claims, the 510K application process may be significantly lengthened.  Published FDA statistics from 2004 (the most recent available) indicate that the average total time from receipt of a 510K application to final action is 100 days, with 65 percent completed in less than 90 days.

If the FDA issues an order declaring the device to be Not Substantially Equivalent (“NSE”) and places it into a Class III category, the company can then request a de novo classification of the product.  The request must be in writing and sent within 30 days from the receipt of the NSE determination.  The request should include a description of the device, labeling for the device, reasons for the recommended classification and information to support the recommendation.  The de novo process has a 60 day review period.  If FDA classifies the device into Class II, the Company will then receive an approval order to market the device. This device type can then be used as a predicate device for future 510K submissions. However, if FDA subsequently determines that the device will remain in the Class III category, the device cannot be marketed until the Company has obtained an approved PMA.  If we are required to follow a de novo process, an additional 60 to 90 days will be added on to the original 90 days required for the initial 510K review.

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

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map or a record of tissue elasticity measurements taken from a prostate to aid in documenting palpable lesions identified during a clinical prostate examination.  Based on the scope of this claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510K application as a non-significant risk device.

It is anticipated that the FDA clinical studies will require approximately three to four months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  Centers participating in the study may be required to obtain approval from their IRB to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScanTM system studies at the VA and at the Robert Wood Johnson University Hospital.  As new and more enhanced product features are developed, the Company plans to file additional submissions with the FDA and to obtain expanded labeling claims.  Depending on the exact nature of these claims, the approval process may require more extensive clinical studies and possibly a pre-market approval (PMA) application.

In regard to our proposed therapeutic products, our development partner, Urologix, will likely determine the strategy and seek approval from the FDA.  Due to this and the early-development stages of our proposed therapeutic products, the type of FDA filing that will be required for our proposed thermal-therapy products has not yet been determined.

Our clinical investigations will follow the FDA’s Investigational Device Exemption (“IDE”) regulations, including the requirements of informed consent and IRBs.  Prior to the commencement of clinical investigations, we will have in place a complete set of standard operating procedures (“SOP”s) as to clinical monitoring, responsibilities, selecting investigators, selecting monitors, device control, agreements, records, reports, labeling, among others.  All of these SOPs will conform to applicable FDA regulations.  Finally, prior to commercialization and 510K clearance, we will comply with FDA registration and listing regulations by registering with the FDA, using Form 2891 and listing the device on FDA Form 2892.

Once approved, the manufacturing, sale and performance of our products will be subject to the ongoing FDA regulation and inspection processes.  For example, the FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experience and other information to identify potential problems with marketed medical devices.  We and our contract manufacturers will be subject to periodic inspection by the FDA for compliance with the FDA’s good manufacturing practice regulations.  These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use.  If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.  The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us.  The FDA may also recommend prosecution to the Department of Justice.

Employees

We currently employ only two employees, and expect to conduct much of our research and development, market research, regulatory function, and other business operations through the use of a variety of consultants and medical-device development contractors.  Management believes that using consultants and contractors, including the significant scientific and engineering resources of Artann, to perform these functions is more cost effective than hiring full-time employees, and affords us flexibility in directing our resources toward specific and changing goals during our development stage.  We anticipate hiring four to five additional employees in the areas of quality assurance, engineering and regulatory compliance within the next 12 months.  Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective.  To date, we have conducted our research and development activities related to our acquired technologies and proposed products on a contract basis with Minnetronix, Inc., Devicix, LLC and Artann Laboratories Inc.

IMPORTANT NOTICES TO INVESTORS; SAFE HARBOR STATEMENT

Statements in this Form 10-KSB which are not purely historical are forward-looking statements.  These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation: (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months; (iii) our ability to successfully introduce our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company’s reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis if at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, if at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our 2007 and 2008 working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

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

RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES

As a development-stage company, we have no operating history and our business plan has not yet been fully tested.  We anticipate incurring future losses until our products are completed, regulatory approval is secured, and our products are introduced into the United States and worldwide markets.

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

We are currently in need of need additional financing and will need further additional financing during 2007 and 2008, and any such financing will likely be dilutive to our existing shareholders.

As of March 12, 2007, we had cash on hand of approximately $63,000 and an equity subscription receivable of $125,000.  These funds are not sufficient for us to complete development of our products and gain FDA approval of them.  In addition, the Company has current liabilities exceeding $3.2 million.  Consequently, management has taken several measures to conserve cash, including reducing executive headcount, substantially reducing development work on the ProUroScanTM system, reducing expenses, and deferring vendor payments and staff salaries.

Management’s plan is to actively raise an additional $10 million that will be used to support ongoing operations and the retirement of existing debt and other obligations.  Of the total, approximately $6 million will be used to bring the existing first generation system through clinicals trials, final FDA concurrence, and preparation for market launch.  These funds will be in addition to funds available on a reimbursement basis to develop the ProUroScanTM system under Artann’s Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute.  The remaining $4 million will be used to retire existing liabilities and provide working capital.

The plan for raising this level of funding consists of three separate initiatives.

•                  We have identified several prospective investors who are prospective investors, interested in the Company and able to invest significant amounts of capital.  All of our funding to date has been provided or guaranteed by highly qualified, accredited individual investors.

•                  We are in contact with potential medical device companies that are interested in marketing products in the prostate cancer detection market.  Conversations are in the early stages with at least two such companies.  In addition to financial support, a successful collaboration with this type of company would allow us to gain access to down stream marketing, manufacturing and sales support.

•                  We are in preliminary discussions with an investment banking company to initiate a public equity offering.

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

If adequate funds are not available through these initiatives on a timely basis in 2007, or are not available on acceptable terms, the Company may be unable to fund expansion, or to develop or enhance our products.  If the Company is forced to slow its development programs, or put them on hold, it would delay regulatory approvals needed, and thus market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.

Our Assets are Pledged to Secure a Senior Bank Note and are Not Available to Secure Other Senior Debt Financing, and Event of Default will be Assigned to Guarantors of the Senior Bank Note.

Our senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all our assets and certain licenses, as well as provide certain accredited investors’ personal guarantees. As such, the Company will not be in a position in the future to pledge its assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis. Moreover, under the terms and conditions of the foregoing facility, and our agreement with such guarantors, in the event of any default by the Company with its senior lender, and personal guarantees are called and honored, the Company and its lender have agreed that all the Company’s assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. Thus, common shareholders of the Company, and any existing and future investors in the Company’s common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the Company’s assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

Our products have not been, and may never be, fully commercially completed and developed.

Only three complete ProUroScanTM systems have been built for testing, clinical validations, and demonstration purposes.  Previously, we had developed and manufactured two working prototype ProUroScanTM systems to prove the feasibility of the device and to provide a means to test and develop future systems.  Nevertheless, we have not generated any revenues from the sale of the ProUroScanTM system,  nor have we manufactured any ProUroScanTM systems in commercial quantities.  The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such applications and products.  Consequently, there can be no assurance that our products will be successfully developed or manufactured.  Of course, our failure to complete the development of products will have a materially adverse effect on our business.

Even if successfully developed, our products may not be commercially viable.

Even if we are able to successfully develop our products, we may not be able to manufacture such products in commercial quantities and at prices that will be commercially viable.  Further, there is risk that our products may not prove to be as effective as currently available medical or diagnostic products.  The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures, could have a materially adverse affect on our business.

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

In each of the past two years, the Company (in combination with PUC) has incurred consulting and contracted research and development fees that represent a material expenditure in relation to our total operating costs.  During the year ended December 31, 2006, we incurred consulting and contracted research and development fees totaling approximately $178,000.  Of this amount, approximately $141,000 was incurred for research and development activities, $39,000 was incurred for business brokerage services rendered in connection with financing activities; and $7,000 was incurred for services rendered in connection with regulatory and reimbursement matters. Approximately $23,000 of this amount was paid through the issuance of 25,000 shares of common stock.

During the year ended December 31, 2005, we incurred consulting fees totaling approximately $282,000.  Of this amount, approximately $116,000 was incurred for research and development activities; $92,000 was incurred for business brokerage services rendered in connection with financing activities; $36,000 was incurred for services rendered in connection with regulatory and reimbursement matters; $15,000 for medical advisory services; $14,000 was incurred for manufacturing and engineering services; $8,000 was incurred for market research services, and $2,000 was incurred for management and accounting services.  Approximately $69,000 of this amount was paid through the issuance of 75,000 shares of common stock.

We expect to continue to materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory, and marketing activities.  Expenses for these activities are anticipated to be approximately $2.4 to 2.5 million during the next 12 months.  We plan to issue securities in partial satisfaction of certain development and consulting expenses, including the Artann warrants discussed below.  Any such issuance could be dilutive to shareholders.

Under the terms of a research and development agreement with Artann, we are committed to issue warrants for up to an additional 200,000 shares of common stock over the next two years at $2.00 per share or current market price, whichever is lower. To date, we have not issued these warrants, but expect to do so contingent on the parties entering a new research and development agreement that will replace both of these original agreements and expand the future relationship between Artann and the Company.  We are in final negotiations with Artann to complete this anticipated new research and development agreement, and expect to execute this agreement in April, 2007, although no assurances can be given in this regard.

The resale of our common stock into the market under Rule 144 and under our prior SB-2 Registration Statement, has depressed and adversely affected the market price of our common stock in the public market, and thus, could cause additional dilution if and when the Company needs to raise additional working  capital.

The sale, or availability for sale, of our restricted common stock in the public market pursuant to Rule 144, in the ordinary course, has adversely affected the prevailing market price of our common stock, and will likely to do so in the future. Furthermore, due to the 9,965,961 shares of restricted common stock that have been held over one (1) year by shareholders who are not officers or directors, and thus, are eligible for resale under Rule 144, selling stockholders may continue to depress the price of our common stock. Accordingly, the adverse market and pricing pressures resulting from the resale of their common stock may continue for an extended period of time and continue to depress the price of our common stock in the open market.  If these adverse market conditions persist, and the Company needs to secure additional working capital during 2007 and 2008, such pricing pressure and market conditions could hinder our ability to raise capital, and/or raise capital on terms and conditions acceptable to the Company. In addition, shareholders may experience dilution if and when the Company raises additional capital by the sale of its equity securities under such adverse market conditions.

We may issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants or warrants to third parties.  Sales of a substantial number of shares of our common stock in the public market under Rule 144, or otherwise, would adversely affect the market price for our common stock and make it more difficult to sell our shares.

The commercialization of our products may be significantly delayed by governmental regulation and any and all such delays, if they occur, may materially adversely affect the Company and our operations.

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

We are highly and materially dependent upon the services of our executive officers Richard Carlson and Richard Thon.  We have not obtained “key-man” life insurance insuring the lives of either of these persons.  If the services of either of these persons become unavailable to us, for any reason, our business could be adversely affected.

Our officers and directors possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

Our officers and directors collectively possess beneficial ownership of 6,549,674 shares of our common stock, which represents approximately 36.9 percent of the voting power of our common stock.  This represents a significant portion of the voting power of the Company’s shareholders.  As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

We license from third parties, and do not own or control, key intellectual property critical to our products.

We have exclusively licensed from third parties intellectual properties covered by patents and patent applications.  Although we have been advised by patent counsel that such licensed technologies have received protection in proposed major market areas, no assurance can be given that such protections will be properly maintained by the parties controlling such intellectual properties, or that such licenses will be honored and not breached.  The intellectual property licensed from third parties includes technology that is critical to our proposed products.  If the parties controlling such intellectual property breach our licenses, or fail to adequately maintain, assert and defend such intellectual property, and we are unable to defend the intellectual property in case of such failure, we may not be able to maintain the technological (and thereby competitive) edge we believe we possess.  Any such loss of intellectual property protections would likely have a materially adverse effect on the Company and our business.

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

The urologic imaging and medical device markets are extremely competitive, dominated by large and well financed competition, and subject to rapid technological advances and changes.  The discovery of new technologies and advances in the application of such technologies to the medical marketplace in general, and the market for urologic products in particular, may render our products obsolete or non-competitive.  Any such changes and advances could force us to abandon our currently proposed products, which would have a material and adverse effect on the Company and its business.

We may not be able to successfully compete against companies in our industry with greater resources, or with any competition.

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

We do not currently receive reimbursement from any party for the use of our products because there are no products fully developed and currently available for sale in the marketplace.  As a result, we have not taken any steps to obtain approval for reimbursement for the use of any of our proposed products.  Nevertheless, we are working to formulate the appropriate approach to obtaining and optimizing government and third-party reimbursement for the use of our products.  The success of our future medical device products will materially depend on the ability of medical service providers to obtain third-party reimbursement from private insurance sources, such as Medicare, Medicaid, and various foreign governments when using our products.  It may be difficult to predict the timing and outcome of reimbursement decisions.  Importantly, there are no assurances that such reimbursement will ever be obtained.

We expect that the use of our ProUroScanTM system will not be immediately eligible for reimbursement utilizing existing Current Procedural Terminology (“CPT”) codes.  When a new product or procedure is introduced, it must be submitted to the American Medical Association’s (“AMA”) CPT Editorial Panel, who determines if an existing code should be used, or if a new code should be issued.  However, before reaching the Editorial Panel, it must first be screened by the CPT Advisory Committee and the appropriate national medical specialty society seated in the AMA House of Delegates (for prostate-related procedures, this is the American Urology Association, or AUA).  The process of obtaining a new CPT code can take from one to three years.  When a procedure is performed, the physician must use the CPT code when billing third-party payers such as insurance companies or the government.  The amount of reimbursement the physician receives depends on the relative value assigned to the procedure by the third-party payer via the CPT coding.

In the absence of formal reimbursement coverage, providers must give beneficiaries a Medicare Advance Beneficiary Notice (“ABN”) before furnishing certain services when there is a reasonable doubt that Medicare will cover the procedure.  An ABN can be used for all situations, including laboratory tests, by all physicians and suppliers.  An alternative to using a patient pay model in the United States is to submit claims using a “Miscellaneous Code” which can often result in a favorable coverage position.  This approach will require the submission of more product and clinical data and all cases will be reviewed on an individual basis.

Initially, we anticipate using a “patient pay model” for physicians to receive payment for performing the for the ProUroScanTM system test, in which patients perceiving sufficient value in a procedure agree to pay for the test out of their own funds in the absence of reimbursement from their health insurance.  This approach was recommended by Hogan & Hartson, our reimbursement consultants, based on the perceived value of the test for patients that have an abnormal DRE or PSA value.  As the level of clinical and payment experience expands during the initial period of “patient pay” usage, we anticipate filing for a formal CPT procedure code and reimbursement as previously described. Having a formal reimbursement code will drive additional utilization and will be helpful in obtaining reimbursement and testing acceptance in other markets.  There can be no assurance that we will be successful in obtaining a unique CPT code for use of the ProUroScanTM system.

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

Trading of our common stock is conducted on the Over-the-Counter Bulletin Board.  Management believes that this has an adverse effect on the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst coverage of our Company.  This may result in lower prices for our common stock than might otherwise be obtained if our stock were traded on a larger or more established exchange, such as NASDAQ Small Market Cap Market, or otherwise, and could also result in a larger spread between the bid and asked prices for our common stock.

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

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this Rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions.  As a result, there is generally less trading in penny stocks.  If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.  Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds.  These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years.  We do not anticipate meeting any of the thresholds in the foreseeable future.

Our ability to use operating loss carryforwards to offset income in future years may be limited by future changes in equity ownership.

The Company has generated net operating loss carryforwards of approximately $3.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  The Company has analyzed the Merger and Private

Placement transactions that occurred in April 2004, and believes that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforward to the above limitations.  Specifically, additional shares and warrants likely to be issued pursuant to the Company’s current financing efforts may trigger such a change in ownership.  Based on the Company’s estimates, the limitation would apply to approximately $1.2 million of the $3.0 million net operating loss carryforwards.

Our business and products subject us to the risk of product-liability claims.

The manufacture and sale of medical products and the conduct of clinical trials using new technology involve customary risks of product liability claims.  There can be no assurance that our insurance coverage limits will be adequate to protect us from any liabilities which we might incur in connection with the clinical trials or the commercialization of any of our products.  Product-liability insurance is expensive and in the future may not be available on acceptable terms, if at all.  A successful product-liability claim or series of claims brought against us in excess of our insurance coverage would have a materially adverse effect on our business, financial condition and results of operations.  In addition, any claims, even if not ultimately successful, could adversely affect the marketplace’s acceptance of our products.

We have never paid dividends, and do not expect to pay dividends in the foreseeable future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are temporarily located at 5500 Wayzata Boulevard, Suite 310, Golden Valley, MN 55416, where we rent excess space in the offices of one of our Company directors on a month-to-month basis.  Our rental cost for these temporary offices is approximately $2,073 per month, which we believe is at or below market for similar office space in Minneapolis, Minnesota.  The director/landlord has informally agreed to defer payment of this rent until the Company receives significant funding.  We expect to locate new, permanent office space in the first half of 2007.

During 2006, we rented office space on a month-to-month basis from a company majority-owned and controlled by our former chief executive officer, Maurice Taylor at One Carlson Parkway, Suite 124, Plymouth, Minnesota 55447.  Our rent expense for this location for the year ended December 31, 2006 was $47,518, which we believe was at or below market for similar office space in Minneapolis, Minnesota.  We do not own any real property.  We have no official policy on investments in real estate, interests in real estate, real-estate mortgages, or securities of or persons primarily engaged in real estate activities.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock has been quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” since December 2003.  Our common stock currently trades on the OTC Bulletin Board under the trading symbol “PRRC.”  Prior to May 5, 2004, the Company’s securities traded on the OTC Bulletin Board under the trading symbol “GICI.”  This change was made following the Merger of Global internet Communications and ProUroCare Inc. on April 5, 2004.  The following table lists the high and low bid information for the Company’s common stock as quoted on the OTC Bulletin Board by quarter for the years ended December 31, 2006 and 2005:

	Price Range
Quarter Ended	High	Low
March 31, 2005	$2.35	$1.05
June 30, 2005	$1.35	$0.55
September 30, 2005	$1.02	$0.55
December 31, 2005	$1.23	$0.35
March 31, 2006	$1.00	$0.50
June 30, 2006	$0.85	$0.37
September 30, 2006	$0.68	$0.42
December 31, 2006	$0.66	$0.35

The above quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The number of holders of record of our common stock as of December 31, 2006 was approximately 254.  We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The accompanying Plan of Operation should be read in conjunction with the audited financial statements, and notes thereto, included in this Annual Report on Form 10-KSB.

Plan of Operation

Assets; Property Acquisitions and Dispositions.

Our primary assets are cash and intellectual property rights, which are the foundation for our proposed product offerings.  We currently employ only two employees.  As we prepare for FDA submission and market launch of our ProUroScanTM product, we expect to add four to five employees in the areas of engineering, quality assurance, and regulatory compliance within the next 12 months.  Other than certain computer equipment and software acquisitions with a total cost of under $100,000, we do not anticipate purchasing or selling any significant equipment or other assets in the near term.

Initial Product Offerings.

Our initial product is the ProUroScanTM system, developed and designed as a unique diagnostic-imaging system that enables physicians to accurately display, chart and monitor prostate examinations for more effective disease diagnosis.  The system is being designed to detect certain abnormalities that may be missed by other diagnostic techniques.  These abnormalities include areas on the surface or within the prostate where the tissue has a different level of elasticity or stiffness when compared with the rest of the gland, which can be precursors to a more clearly defined hardened area or nodule.  The system’s operation is based on measurement of the stress pattern on the rectal wall when the probe is pressed against the prostate.  Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional and three-dimensional reconstruction of prostate anatomy and assessment of prostate mechanical properties.  The data acquired allow the calculation of prostate features such as size, shape, nodularity, consistency or hardness, and mobility.  The prostate image is displayed on a screen that allows a physician to identify the specific location of soft-tissue abnormalities and to determine the relative size of the prostate upon completion of the imaging procedure.

Assuming our financing efforts (see below) are successful, over the next year we plan to complete the development of the ProUroScanTM system, perform clinical trials, and make a submission to the FDA for 510K clearance to market the system in the United States.  During this period, we also intend to begin efforts to obtain the CE mark registration necessary for marketing the system in Europe.

The ProUroScanTM system is currently in the late stages of product development.  The design specifications are nearly finalized and performance characteristics are generally known.  Further development work in the areas of positioning system refinement, software, user interface, and sensor production, among others, must be completed before the system can be commercialized.  It is anticipated that an additional nine or ten months will be needed to complete the remaining development tasks leading to the production of clinical study units.  As discussed below, the clinical study units will be used to conduct the clinical trials necessary to obtain market clearance from the FDA.

The exact path we will follow to gain FDA clearance will depend upon feedback we will receive at a meeting we intend to have with the FDA in 2007.  Assuming the path is acceptable to the FDA, we expect to conduct clinical trials and make a formal submission to the FDA by mid-2008.  Published FDA statistics from 2004 (the most recent available) indicate that the average total time from receipt of a 510K application to final action is 100 days, with 65 percent completed in less than 90 days.  Based on this data, assuming that the results of clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 to 180 days after the 510K application is filed.  See Part I, Item 1 under the caption “Government Regulation”.

Over time, after receiving our initial FDA 510K approval and launching the system into the market, we plan to file more advanced claims involving enhanced features and functions of the ProUroScanTM system.  Depending on the exact nature of these more advanced claims, the approval process may require more extensive clinical studies and possibly a full pre-market approval application.  Such an application likely will take significantly more time and be more expensive than our 510K approval process.

In addition to our ProUroScanTM technology, we have secured licensed rights to technology that offers potentially significant enhancements to existing treatments of BPH, prostate cancer, and other urologic applications.  Current microwave thermal therapy treatment utilizes a catheter that is inserted into the patient’s urethra.  The catheter contains an antenna that radiates microwave energy in an omni-directional, 360 degree pattern.  The tissue of the prostate absorbs this energy and heat is inductively generated to increase the temperature above 45 degrees Celsius (113 degrees Fahrenheit), which is necessary to cause necrosis of the tissue.  After this tissue dies and is eliminated by the body, the enlargement of the prostate is reduced, restoring urine flow.  Currently, the clinician is unable to monitor the migration of heat within the prostate, which means that either too much energy may be applied, potentially causing collateral damage to adjacent healthy organs, or too little energy may be applied, limiting its therapeutic effectiveness.

We believe that our unique and proprietary technology has the potential to be a significant advancement to thermal therapy.  Our technology is an imaging technology in which an image of the conductivity or resistivity of part of the body is inferred from surface electrical measurements.  The heating that occurs during a thermal therapy procedure produces a change in the local conductivity or resistivity throughout the tissue being treated.  These local changes in the electrical properties of the tissue will be measured by a system of miniature electrodes placed on the patient’s body, and a rectal probe, all of which connect to an electronically controlled low-frequency power supply.  Each individual electrode will receive a specific current and electronically measure all the possible induced voltages among the electrode array.  An inversion algorithm is then employed to create a real-time image of the thermal pattern.

Current Operations and Expenses.

We currently employ only two employees.  We conduct our research and development, market research, regulatory function, and other business operations through the use of a variety of consultants and medical-device development contractors.  We believe that using consultants and contractors, including the significant scientific and engineering resources of Artann, to perform these functions is more cost effective than hiring full-time employees, and affords the Company flexibility in directing our resources toward specific and changing goals during our development stage.  As we prepare for FDA submission and market launch of our ProUroScanTM system, we expect to add four to five employees in the areas of engineering, quality assurance and regulatory compliance within the next 12 months.  During the next 12 months, we expect to complete the development of clinical ProUroScanTM systems, conduct clinical trials, and file a 510(k) submission with the FDA; fund development work on our therapeutic products; and prepare for initial market launch.

General and Administrative Expenses.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases, and transfer agent fees.  We currently occupy temporary offices within the office of a Company director, for which we accrue rent on a month-to-month basis of approximately $2,073 per month.  The director has informally agreed to defer payment of this rent until the Company receives significant funding.  We expect to find and relocate to permanent offices of approximately 2,000 square feet in the first half of 2007. Other expenses incurred include executive officer compensation, expensing of stock options, travel, insurance, telephone, supplies, and other miscellaneous expenses.  In the next twelve months, the Company anticipates that it will spend approximately $1.0 million in marketing and administrative expenses.  Of these, the Company expects that approximately $410,000 will be for compensation, benefits, and payroll taxes.

Research and Development.

The Company anticipates that it will spend between $2.0 and $2.1 million on research and product development of the ProUroScanTM system over the next 12 months.  Of this amount, approximately $1.2 million will be spent on manufacturing, engineering, validation and documentation efforts on a contracted basis with our development partners.  Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $250,000 to $300,000.  ProUroScanTM systems created for development and clinical use are expected to cost the Company between $100,000 and $150,000.  Internal salaries, benefits, and miscellaneous departmental expenses for software and hardware development, regulatory work, and project management are estimated to cost between $200,000 and $250,000.  Contracted project management and engineering is expected to range from $150,000 to $200,000.

Much of the ProUroScanTM’s development to date has been accomplished under two development agreements between ProUroCare and Artann. Under the first agreement, the “Development Agreement,” Artann developed two working, pre-clinical ProUroScanTM systems.  These development-level systems were delivered to us in late November 2004.  We paid Artann $180,000 for this 2004 development work.

Under the second agreement, called the “Research and Development Agreement,” Artann was named a research and development partner to the Company, supporting the further development of the ProUroScanTM and other to-be-determined technologies in the urologic field.  Any intellectual property and know-how resulting from the advancement of the ProUroScanTM under this agreement will be assigned to ProUroCare.  For its role, Artann will receive a total of $250,000 (plus incentives as explained below) payable upon certain milestone events.  A payment of $50,000 was made to Artann upon the execution of the agreement in July 2004.  In December 2004, the Company paid Artann $110,000 following the shipment of the ProUroScanTM prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule).  On May 6 and June 6, 2005, Artann filed additional patent applications relating to a new probe positioning technology, for which the Company will pay Artann $50,000.  Artann will also receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, similarly issuable upon certain milestone events.  Of these warrants, warrants for the purchase of 100,000 shares were issued upon the execution of the agreement, and warrants for the purchase of 200,000 shares were issued in December 2004.  The warrants are exercisable at a per-share price of $2.00, and were expensed as research and development expenses.  The final 200,000 warrants were to be issued, contingent on the delivery of a system ready for clinical trials, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement.  To date, we have not issued these warrants but expect to do so contingent on the parties entering into a new research and development agreement that will replace both of these original agreements and expand the future relationship between Artann and the Company.  We are in final negotiations with Artann to complete this anticipated new research and development agreement, and expect to execute this agreement in April 2007, although no assurances can be given in this regard.  As part of this agreement, and coincident with its execution, we expect to complete our financial obligations to Artann under the two original agreements.

In September 2006, Artann was awarded a Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute. The aim of the grant is to help advance the development and application for the FDA clearance of our ProUroScanTM system.  The three-year grant will provide up to $3 million for ProUroScanTM development, effective September 29, 2006.  It is our intent to work with Artann under this grant, and to expand our working relationship with Artann to include their participation in the development and commercialization of future generations of the ProUroScanTM.  In addition, we expect certain tasks in this project will be performed by other contracted medical product development firms, including Devicix, LLC.

For the Company’s thermal therapy products, on July 27, 2005, we entered into a Memorandum of Understanding with Urologix to co-develop new products utilizing our EIT technology licensed from RPI. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix’ existing thermal therapy systems. The parties expected the project to require several phases of research, testing and development, for which they have agreed to equally share the development cost.  If the development of the modules is successful, the parties contemplate entering into definitive agreements pursuant to which Urologix would market the new products subject to a license agreement.  After completing Phase I in September 2006, it was determined that an assessment of certain key factors affecting the compatibility of our EIT technology with Urologix’ equipment will be required before proceeding with the second development phase.

On March 20, 2007, the Company executed an amendment to the Urologix Memorandum of Understanding. Under the terms of the amendment, Urologix agreed to postpone any decision regarding the continuance of the remaining phases contemplated under the agreement, while the Company agreed that the assessments described above will be done and funded solely by the Company. In addition, Urologix has the right to abandon the project for any reason with 5 days’ notice to the Company, and the Company has the right to abandon the project for any reason by providing 5 days’ notice to Urologix.  ProUroCare plans to conduct research related to the compatibility issues when sufficient funding becomes available before a decision is made to move to Phase II of the program.  The Company believes that approximately two to three months will be required to obtain answers to these questions, but the cost of the study has not been estimated, and initiating this study is dependent upon our obtaining sufficient financing to complete the work.  Accordingly, the project has been temporarily suspended.

Further, certain technology critical to the project is licensed by the Company from RPI.  Under the terms of the license, as amended, the Company must initiate the Food and Drug Administration (“FDA”) approval process by filing with the FDA and commencing human clinical trials before July 13, 2008.  Management believes that due to the additional project work required it is unlikely this deadline will be achieved.  Management believes that it will be able to successfully negotiate an extension of this deadline with RPI, but cannot give assurance of this.  If the Company is unsuccessful in obtaining sufficient funds to continue development of this technology, resolving the two key project factors noted above, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated, and the Company’s EIT technology may be abandoned.  See section above entitled “Initial Product Offerings - ProUroVisionTM EIT Research and Development Status.”

Financing Plan.

We had a working capital deficit of approximately $1,220,000 and $1,499,000 at December 31, 2006 and 2005, respectively.  Cash used in operations was approximately $1,660,000 and $732,000 for the years ended December 31, 2006 and 2005, respectively, and $6,261,000 for the period from August 17, 1999 (date of inception) to December 31, 2006.  In addition, as of the date of this report, the Company has current liabilities exceeding $3.2 million.  Consequently, management has taken several measures to conserve cash, including reducing executive headcount, substantially reducing development work on the ProUroScanTM system, reducing expenses, and deferring vendor payments and staff salaries.

Management’s plan is to actively raise an additional $10 million that will be used to support ongoing operations and the retirement of existing debt and other obligations.  Of the total, approximately $6 million will be used to bring the existing first generation system through clinical trials, final FDA concurrence, and preparation for market launch.  These funds will be in addition to funds available to develop the ProUroScanTM system under Artann’s Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute.  The remaining $4 million will be used to retire existing liabilities and provide working capital.

The plan for raising this level of funding consists of three separate initiatives:

•                  The Company has successfully identified prospective investors who are, interested in the company and able to invest significant amounts of capital.  All of our funding to date has been provided or guaranteed by highly qualified, accredited individual investors.

•                  We are in contact with potential medical device companies that are interested in marketing products in the prostate cancer detection market.  Conversations are in the early stages with at least two such companies.  In addition to financial support, a successful collaboration with this type of company would allow us to gain access to down stream marketing, manufacturing and sales support.

•                  We are in preliminary discussions with an investment banking company to initiate a public equity offering.

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

If adequate funds are not available through these initiatives on a timely basis in 2007, or are not available on acceptable terms, the Company may be unable to fund expansion, to develop or to enhance our products.  If the Company is forced to slow its development programs, or to put them on hold, it would delay regulatory approvals needed, and thus delay market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations. See Part I, Item 1 under the caption “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES”.

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

ITEM 7:  FINANCIAL STATEMENTS

The following financial statements are included:

Report of Independent Registered Public Accounting Firm

Audited Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ProUroCare Medical Inc.
Golden Valley, MN

We have audited the accompanying consolidated balance sheets of ProUroCare Medical Inc. (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2006.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProUroCare Medical Inc. as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations, a working capital deficit, and a shareholders’  deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans (including pending financing) in regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 24, 2007

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$2,407	$37
Deposit	—	547
Prepaid expenses	15,459	12,483
Total current assets	17,866	13,067
Equipment and furniture, net	3,739	7,636
Deferred offering expenses	—	37,881
Debt issuance costs, net	573,013	52,727
	$594,618	$111,311
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$—	$400,000
Notes payable, net of original issue discount	174,338	87,816
Accounts payable	385,793	387,302
Accrued expenses	662,226	627,872
Loans from officers and directors	15,450	—
Due to Clinical Network, Inc.	—	8,943
Total current liabilities	1,237,807	1,511,933

Commitments and contingencies (note 6)
Long-term bank debt	2,200,000	—
Long-term convertible debentures, net of original issue discount	209,983	—
Total liabilities	3,647,790	1,511,933

Shareholders’ deficit:
Common stock, $0.00001 par value. Authorized 50,000,000 shares; issued and outstanding 14,399,686 and 14,174,260, respectively	144	142
Additional paid-in capital	10,111,482	8,804,181
Deficit accumulated during the development stage	(13,164,798)	(10,204,945)
Total shareholders’ deficit	(3,053,172)	(1,400,622)
	$594,618	$111,311

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 17, 1999 (inception) to December 31, 2006

Operating expenses:
Research and development	$246,119	$261,729	$4,713,924
General and administrative	1,596,050	1,670,893	6,499,222
Total operating expenses	1,842,169	1,932,622	11,213,146
Operating loss	(1,842,169)	(1,932,622)	(11,213,146)
Interest income	—	446	16,480
Interest expense	(1,117,684)	(95,880)	(1,968,132)
Net loss	$(2,959,853)	$(2,028,056)	$(13,164,798)

Net loss per common share:
Basic and diluted	$(0.21)	$(0.14)	$(1.50)

Weighted average number of shares outstanding:
Basic and diluted	14,285,397	14,063,160	8,770,370

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

	—	—	320,974	—	320,974
Issuance of common stock for cash at $2.00 per share on April 27, 2004, net of costs of $1,582	25,000	—	48,418	—	48,418
Issuance of common stock valued at $2.00 per share for accrued	—	77,225	—	77,225
expenses in lieu of cash, May 21, 2004	38,613
Issuance of common stock for cash at $2.00 per share on June 1, 2004, net of costs of $3,796	60,000	1	116,203	—	116,204
Issuance of common stock for cash at $2.00 per share on July 13, 2004, net of costs of $6,326	100,000	1	193,673	—	193,674
Warrants for 100,000 shares issued for services rendered valued at $1.15 per share on July 19, 2004	—	—	114,914	—	114,914
Options to purchase 200,000 shares issued to officer valued at $1.50 per share, granted July 21, 2004; portion vested in 2004	—	—	41,670	—	41,670
Issuance of common stock for cash at $2.00 per share
on July 30, 2004, net of costs of $2,530	40,000	—	77,470	—	77,470
Issuance of common stock valued at $2.00 per share for accrued interest in lieu of cash, October 12, 2004	44,441	1	88,881	—	88,882
Warrants for 200,000 shares issued for services rendered valued at $0.83 per share on December 2, 2004	—	—	166,172	—	166,172
Options to purchase 900,000 shares issued to officers and directors, valued at $0.46 per share, granted March 19, 2002; portion vested in 2004	—	—	82,452	—	82,452
Warrant for 30,000 shares valued at $0.46 per share, issued to a director on April 19, 2002; portion vested in 2004	—	—	1,150	—	1,150
Net loss for the year ended December 31, 2004	—	—	—	(2,318,896)	(2,318,896)
Balance, December 31, 2004	13,988,057	140	8,212,283	(8,176,889)	35,534

Options to purchase 900,000 shares issued to officers and directors, valued at $0.46 per share, granted March 19, 2002; portion vested in 2005	—	—	5,734	—	5,734
Options to purchase 450,000 shares issued to officer valued at $0.67 per share, granted February 1, 2004; portion vested in 2005	—	—	111,108	—	111,108
Options to purchase 200,000 shares issued to officer valued at $1.50 per share, granted July 21, 2004; portion vested in 2005	—	—	100,008	—	100,008

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 150,000 shares issued to officer valued at $0.67 per share, granted January 3, 2005; portion vested in 2005	—	—	74,256	—	74,256
Options to purchase 150,000 shares issued to officer valued at $0.67 per share, granted September 6, 2005; portion vested in 2005	—	—	6,625	—	6,625
Issuance of common stock for services rendered at $1.02 per share on May 13, 2005	50,000	1	50,999	—	51,000
Issuance of common stock for cash at $0.76 per share on June 15, 2005	65,790	1	50,000	—	50,001
Issuance of common stock for deferred offering costs at $0.71 per share on September 1, 2005	25,000	—	17,750	—	17,750
Issuance of common stock for in lieu of cash for accrued expenses at $0.89 per share on December 31, 2005	45,413	—	40,418	—	40,418
Warrants for 25,000 shares valued at $0.63 per share, issued to bank loan guarantor, September 14, 2005	—	—	15,750	—	15,750
Warrants for 25,000 shares valued at $0.53 per share, issued in connection with notes payable on September 21, 2005	—	—	13,250	—	13,250
Warrants for 200,000 shares valued at $0.48 per share, issued to bank loan guarantors, October 19, 2005	—	—	106,000	—	106,000
Net loss for the year ended December 31, 2005	—	—	—	(2,028,056)	(2,028,056)
Balance, December 31, 2005	14,174,260	$142	$8,804,181	$(10,204,945)	$(1,400,622)
Options to purchase 450,000 shares issued to officer valued at $0.67 per share, granted February 1, 2004; portion vested in 2006	—	—	101,008	—	101,008
Options to purchase 200,000 shares issued to officer valued at $1.50 per share, granted July 21, 2004; portion vested in 2006	—	—	100,008	—	100,008
Options to purchase 150,000 shares issued to officer valued at $0.67 per share, granted January 3, 2005; portion vested in 2006	—	—	81,006	—	81,006
Options to purchase 150,000 shares issued to officer valued at $0.67 per share, granted September 6, 2005; portion vested in 2006	—	—	8,834	—	8,834
Options to purchase 175,000 shares issued to officers and an employee valued at $0.56 per share, granted March 1, 2006; portion vested in 2006	—	—	48,215	—	48,215
Options to purchase 30,000 shares issued to a director valued at $0.59 per share, granted May 30, 2006; portion vested in 2006	—	—	5,163	—	5,163
Original issue discount on convertible debentures issued on February 16, 2006	—	—	400,000	—	400,000
Warrants for 50,000 shares valued at $0.46 per share, issued in connection with notes payable on January 25, 2006	—	—	23,000	—	23,000
Issuance of common stock for deferred offering costs at $0.91 per share on February 22, 2006	25,000	—	22,750	—	22,750
Original issue discount on convertible debentures issued on February 29, 2006	—	—	333,334	—	333,334
Issuance of common stock for services rendered at
$0.64 per share on April 21, 2006	70,000	1	44,799	—	44,800
Warrants for 37,500 shares valued at $0.68 per share, issued in connection with notes payable on June 1, 2006	—	—	25,500	—	25,500
Warrants for 3,750 shares valued at $0.54 per share, issued in connection with notes payable on July 21, 2006	—	—	2,025	—	2,025
Warrants for 5,000 shares valued at $0.46 per share, issued in connection with notes payable on August 30, 2006	—	—	2,300	—	2,300
Issuance of common stock for cash at $0.43 per share on September 7, 2006	116,280	1	49,999	—	50,000
Issuance of common stock for services rendered at $0.63 per share on September 8, 2006	14,146	—	8,938	—	8,938
Warrants for 50,000 shares valued at $0.45 per share, issued in connection with notes payable on November 30, 2006	—	—	22,500	—	22,500
Warrants for 51,707 shares valued at $0.54 per share, accrued for issuance in connection witha note payable on as of December 31, 2006	—	—	27,922	—	27,922
Net loss for the year ended December 31, 2006	—	—	—	(2,959,853)	(2,959,853)
Balance, December 31, 2006	14,399,686	$144	$10,111,482	$(13,164,798)	$(3,053,172)

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
			period from
			August 17,
	Year ended	Year ended	1999 (inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(2,959,853)	$(2,028,056)	$(13,164,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,897	4,951	17,058
Gain on sale of furniture and equipment	(2,200)	—	(2,200)
Stock-based compensation	344,234	297,731	1,155,718
Issuance of common stock for services rendered	53,738	—	156,904
Warrants issued for services	—	—	468,636
Warrant issued for debt guarantees	—	—	320,974
Amortization of note payable original issue discount	114,769	14,316	129,085
Amortization of convertible debt original issue discount	209,983	—	209,983
Amortization of debt issuance and deferred offering costs	505,645	55,773	777,530
Write-off of deferred offering cost	—	59,696	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	547	9,899	(189,554)
Prepaid expenses	34,336	37,978	52,978
Accounts payable	691	320,482	776,975
Accrued expenses	34,354	495,342	780,946
Net cash used in operating activities	(1,659,859)	(731,888)	(6,261,469)
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Net cash used in investing activities	—	—	(20,797)
Cash flows from financing activities:
Proceeds of note payable, bank	—	500,000	500,000
Payments of note payable, bank	(400,000)	(100,000)	(500,000)
Proceeds of notes payable	240,500	100,000	340,500
Payment of notes payable	(202,812)	(90,770)	(982,854)
Proceeds from long-term debt	2,200,000	—	2,200,000
Payments for debt issuance costs	(231,966)	—	(231,966)
Payment for rescission of common stock	—	—	(100,000)
Net advances from (payments to) Clinical Network, Inc.	(8,943)	—	—
Proceeds from loans from officers and directors	15,450	—	15,450
Payments for deferred offering expenses	—	(28,827)	(28,827)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	50,000	50,000	5,234,926
Net cash provided by financing activities	1,662,229	430,403	6,284,673
Net increase (decrease) in cash	2,370	(301,485)	2,407
Cash, beginning of the period	37	301,522	—
Cash, end of the period	$2,407	$37	$2,407
Supplemental cash flow information:
Cash paid for interest	$214,509	$16,196	$357,981
Non-cash investing and financing activities:
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in Additional paid-in capital)	$733,334	$—	$733,334
Warrants issued pursuant to note payable	103,247	108,500	211,747
Warrants issued for debt issuance costs	—	26,500	242,612
Prepaid expenses financed by note payable	37,312	31,125	68,437
Proceeds from sale of furniture and equipment applied to accounts payable	2,200	—	2,200
Issuance of note payable for redemption of common stock	—	—	650,000
Conversion of accounts payable to note payable	—	—	241,613
Common stock issued for deferred offering expenses	22,750	68,751	91,501
Common stock issued in lieu of cash for accounts payable	—	—	101,587
Common stock issued in lieu of cash for accrued expenses	—	40,418	117,643
Deposits applied to note payable and accrued interest	—	142,696	142,696
Deposits applied to accounts payable	—	45,782	45,782
Deposits applied to accrued expenses	—	1,076	1,076
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

December 31, 2006 and 2005 and the period from
August 17, 1999 (inception) to December 31, 2006

(1)  Description of Business and Summary of Significant Accounting Policies

(a)                     Description of Business, Development Stage Activities, and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company, “we” or “us”) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions.  The Company’s developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

The Company had no activities from its incorporation in August 1999 until July 2001, when the Company issued 3,000,000 shares of common stock to Clinical Network, Inc. (“Clinical Network”) and Clinical Network LLC (“CN LLC”), a related party to Clinical Network.  Moreover, in July 2001, the Company acquired a license to certain microwave technology by issuing 3,000,000 shares of common stock to CS Medical Technologies, LLC (“CS Medical”).  In January 2002, the Company acquired a license to certain imaging technology through the issuance of 3,999,999 shares to Profile LLC (“Profile”).

Pursuant to a merger agreement effective April 5, 2004  among ProUroCare Inc., Global Internet Communications, Inc. (“Global”), and GIC Acquisition Corp., a wholly owned subsidiary of Global, GIC Acquisition Corp. merged with and into ProUroCare Inc., which remained as the surviving company and a wholly owned operating subsidiary of Global (the “Merger”).  On April 26, 2004, Global changed its name to ProUroCare Medical Inc. In connection with the Merger, Global completed a private placement of 2,205,000 shares of common stock (the “Private Placement”) pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ProUroCare Inc (“PUC”).  Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)                     Restatement of Share Data

At the effective time of the Merger, the legal existence of GIC Acquisition Corp. ceased, and all 3,501,001 shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of ProUroCare common stock issued to Global.  Simultaneously, the non-dissenting shareholders of PUC received an aggregate of 9,603,003 shares of common stock of Global in exchange for their aggregate of 3,201,001 shares of PUC

All share data has been restated to give effect to the Merger under which each PUC share was converted into three shares of Global.

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

(d)                     Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006 due to the Company’s net losses.

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

During the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, the Company did not record any impairment charge.

(j)                        Stock-Based Compensation

Effective August 17, 1999, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to record option and warrant issuances, including stock-based employee compensation.  The Company’s policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R”), that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaced SFAS 123,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  Stock-based employee and non-employee compensation cost related to stock options was $344,234, $297,731, and $1,128,694 for the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $185,000 and $97,000 for the years ending December 31, 2007 and December 31, 2008, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

In determining the compensation cost of the options granted during the years ended December 31, 2006 and 2005, as specified by SFAS 123R and SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the years ended December 31,
	2006	2005
Risk-free Interest Rate	4.74%	3.84%
Expected Life of Options Granted	2.9 years (1)	5.8 years (1)
Expected Volatility	132.7%	104.1%
Expected Dividend Yield	0	0

(1) Calculated as the average of the vesting periods and the contractual term of the options.

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.  Because of the limited trading history of the Company’s stock, the expected volatility is based on a simple average of daily price data since the date of the Merger on April 5, 2004.  Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options.  The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grants.

(k)                     Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF No. 98-5”), the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 8, 9, and 10).  The weighted-average fair value of the warrants granted during the years ended December 31, 2006 and 2005 was $0.52 and $0.54, respectively, and such warrants are immediately vested and exercisable on the date of grant.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2006	2005
Risk-free Interest Rate	4.66%	4.25%
Expected Life of Warrants Issued(1)	5 years	5 years
Expected Volatility	135.33%	129.8%
Expected Dividend Yield	0	0

(1) The contractual term of the warrants.

Because of the limited trading history of the Company’s stock, the expected volatility is based on a simple average of daily price data since the date of the Merger on April 5, 2004.  Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options.  The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of grants.

(l)                        Financial Instruments

The carrying amount for all financial instruments approximates fair value. The carrying amounts for cash, notes payable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts for long-term debt, and other obligations approximates fair value as the interest rates and terms are substantially similar to rates and terms which could be obtained currently for similar instruments.

(m)                  Research and Development

Expenditures for research and product development costs are expensed as incurred.

(n)                     Debt Issuance Costs

Debt issuance costs are amortized over the life of the loan as interest expense using the straight-line method, which approximates the interest method.

Debt issuance costs are summarized as follows:

	2006	2005
Debt issuance costs, gross	$1,025,931	$108,500
Less amortization	(452,918)	(55,773)

Debt issuance costs, net	$573,013	$52,727

Amortization expense related to debt issuance costs was $505,645, $55,773, and $777,530 for the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

Future amortization of debt issuance costs for the years succeeding December 31, 2006 are as follows:

Year	Amortization
2007	$527,341
2008	45,672
Total	$573,013

(o)                     Deferred Offering Costs

The costs of the Company’s efforts to raise additional capital through secured debt financing in the year ended December 31, 2005 were deferred until the first closing on the financing in February, 2006, and are being amortized over the life of the related promissory note as interest expense (see Note 11).  At that time, the deferred offering costs were reclassified as debt issuance costs, which are amortized over the life of the loan as interest expense using the straight-line method, which approximates the interest method.

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

(q)                     Recently Issued Accounting Pronouncements

The FASB has published FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated financial statements.

FASB has issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, SFAS 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where practicable. The guidance in SFAS 157 applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

The Company is currently evaluating the effect of adopting SFAS 157 on our consolidated financial statements.

(2)                     Going Concern; Management’s Plan to Fund Working Capital Needs; Pending Debt Financing

The Company incurred net losses of $2,959,853, $2,028,056, and $13,164,798 and negative cash flows from operating activities of $1,659,859, $731,888, and $6,261,469 for the years ended December 31, 2006 and 2005 and for the cumulative period from August 17, 1999 (inception) to December 31, 2006, respectively. From July 2001 through January 2002, the Company entered into several license arrangements to develop the licensed technologies into diagnostic equipment and treatments for enlarged prostates and other male urological conditions. Since January 2002, the Company’s efforts to develop the licensed technologies have been significantly delayed at times due to a lack of sufficient capital resources.  The Company anticipates materially increasing its expenditures for technology development activities and building the Company’s infrastructure over the near term. Implementation of the Company’s business plan is dependent upon the successful transition of its product development program into a viable product with market penetration and profitability and obtaining sufficient capital to fund these developmental activities.

As of March 12, 2007, the Company had cash on hand of approximately $63,000 and an equity subscription receivable of $125,000.  These funds will not be sufficient to allow the Company to complete development of its products and gain FDA approval of them.  In addition, the Company has current liabilities exceeding $3.2 million.  Consequently, management has taken several measures to conserve cash, including reducing executive headcount, substantially reducing development work on the ProUroScanTM system, reducing expenses, and deferring vendor payments and staff salaries.

The Company plans to actively raise an additional $10 million that will be used to support ongoing operations and the retirement of existing debt and other obligations.  Of the total, approximately $6 million will be used to bring the existing first generation system through clinicals trials, final FDA concurrence, and preparation for market launch.  These funds will be in addition to funds available on a reimbursement basis to develop the ProUroScanTM system under Artann’s Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute.  The remaining $4 million will be used to retire existing liabilities and provide working capital.

The plan for raising this level of funding consists of three separate initiatives.

•      The Company has identified several prospective investors who are interested in the Company and able to invest significant amounts of capital.  All of the Company’s funding to date has been provided or guaranteed by highly qualified, accredited individual investors.

•      The Company is in contact with potential medical device companies that are interested in marketing products in the prostate cancer detection market.  Conversations are in the early stages with at least two such companies.  In addition to financial support, a successful collaboration with this type of company would allow us to gain access to down stream marketing, manufacturing and sales support.

•      The Company is in preliminary discussions with an investment banking company to initiate a public equity offering.

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

If adequate funds are not available through these initiatives on a timely basis in 2007, or not available on acceptable terms, the Company may be unable to fund expansion, to develop or enhance our products.  If the Company is forced to slow its development programs, or put them on hold, it would delay regulatory approvals needed, and thus market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.

(3)                     Equipment and Furniture

Equipment and furniture consisted of the following at December 31:

	2006	2005
Computer equipment	$11,563	$16,518
Furniture	4,279	4,279
	15,842	20,797
Less accumulated depreciation	(12,103)	(13,161)
	$3,739	$7,636

Depreciation expense was $3,897, $4,951, and $17,058 for the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

(4)                     Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2006	2005
Accrued compensation, benefits, and related taxes	$482,139	$347,194
Contingent liability	—	178,924
Directors’ fees	45,832	40,416
Audit fees	35,550	31,000
Consulting fees	15,000	15,000
Accrued interest	83,696	10,918
Other	9	4,420
	$662,226	$627,872

 (5)                  License Agreements

CS Medical

In July 2001, the Company licensed certain microwave technology from CS Medical.  The worldwide, exclusive license is limited to the field of use of the treatment of enlarged prostates, prostatitis, prostate cancer, and other urological disorders, and terminates with the expiration of the last to expire patents that are the subject of the license and requires defined royalty payments.

As consideration for the license, the Company exchanged 3,000,000 shares of its common stock valued at $475,000. This consideration was expensed as research and development.

Under the terms of the license agreement, royalty payments are to be made quarterly in an amount equal to 0.5 percent of the amount that net sales of the Company’s products that incorporate the licensed technology exceed $500,000 in that quarter.  In the absence of revenues, we are not obligated to make any royalty payments to CS Medical.

Profile LLC

In January 2002, Profile granted the Company an exclusive license for prostate imaging systems in exchange for 3,230,769 shares of the Company’s common stock and the assumption of $25,000 of Profile net liabilities. The license requires royalties ranging from 1.05 percent to 3.05 percent of defined revenues. The Profile license required the Company to meet certain financial covenants. If these covenants were not met by

December 31, 2002, either party had the right to terminate the license. In the event of termination by Profile, all the Company shares issued would have been returned to the Company. If the Company terminated the license, then only 50 percent of the shares issued would have been returned. On March 22, 2002, in exchange for eliminating these covenants, the Company issued Profile an additional 769,230 shares of its common stock.  The field of use for the exclusive license is limited to the diagnosis and treatment of enlarged prostate, prostatitis, prostate cancer, or other conditions of or disorders of the prostate which may be diagnosed, imaged, or treated using any diagnostic or imaging process.  The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology or the date that the Company permanently ceases the sale of devices using the technology.

The 3,999,999 shares of common stock were valued at $1,713,600.  The aggregated stock and cash consideration for the Profile license was $1,738,600, which was expensed as research and development.

RPI Agreement

In July 2001, the Company entered into a license agreement with Rensselaer Polytechnic Institute RPI to allow the Company to use Electrical Impedance Tomography (“EIT”) technology developed and patented by RPI, on a worldwide, exclusive basis for the diagnosis and treatment of urological conditions. The license period continues until the expiration of RPI patents, or the fifth anniversary of the agreement if the Company has failed to develop a marketable product or process by that point.

Consideration for the license was $50,000, paid in two $25,000 installments, which were expensed as research and development in fiscal 2001.  Royalties are payable to RPI on the basis of 3 percent of the net sales of the therapeutic product if the primary function of the device is tomography or 1 percent of net sales if the primary function of the final system is not tomography.  Beginning in 2005, RPI is entitled to receive a minimum annual royalty payment of $20,000 to maintain the license.

On July 27, 2005, the Company granted to Urologix Inc. a sublicense to the technology under the RPI agreement.  Under the terms of the sublicense, Urologix will have the right to exploit the licensed products under and on the same terms as the Company has under the RPI license, as amended, including, without limitation, restrictions as to field of use, exclusivity, term and other conditions.  Simultaneously, ProUroCare and RPI entered into Amendment No. 1 to the RPI license whereby (i) ProUroCare received the right to sublicense the technology, (ii) a milestone requiring the initiation of an FDA approval process on an EIT device was extended to July 13, 2008, (iii) certain termination provisions were extended to July 13, 2009, and (iv) royalties due to RPI under the Urologix sublicense were defined as 3 percent of the Company’s net sales of rectal sheaths and abdominal belts to Urologix, plus 1 percent of Urologix’ sales of standalone EIT modules

(6)                     Commitments and Contingencies

(a)                     Lease

From January through December 15, 2006, the Company sublet office space serving as the Company’s executive offices, on a month-to-month basis, from a company majority-owned and controlled by one of the Company’s directors and former CEO, Maurice Taylor. The Company believes the monthly rent incurred was at or below market rate for such executive office space in Minneapolis, Minnesota.

The Company’s executive offices are temporarily located within the offices of another Company director, Mr. Nazarenko.  Our rental cost for these temporary offices is approximately $2,073 per month, which we believe is at or below market for similar office space in Minneapolis, Minnesota.

Rent expense for the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006 was $ 47,519, $47,354, and $211,858, respectively.

(b)                     Employment Agreements

On July 21, 2004, PUC entered into an employment agreement with Richard Thon, its CFO.  The CFO’s agreement calls for an annual salary of $140,000, with the annual bonus potential to be set each year by the Compensation Committee, and a term that continues through July 21, 2007, eligibility to participate in an annual grant of options to purchase shares of common stock as determined by the Company’s Board of Directors, and a non-competition clause applicable for the period ending one year from termination.  The agreement also provides that, upon termination without cause (or a change of employment that the employee elects to treat as a termination of employment), the employee will receive as severance six months of base salary plus four months of base salary for each year of prior service to the Company (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years.  Additionally, all unvested stock options then held by the employee will immediately vest and be exercisable up to one-year from the date of termination. In the event of a “change in control” resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occurring within two years of the “change in control”), the Company shall compensate the executive as if he were terminated without cause, as described above.

During the year ended December 31, 2006, the Company was also party to an employment agreement with Maurice Taylor, its former CEO that terminated with his retirement from that position effective November 1, 2006.  The agreement with Mr. Taylor provided for an annual salary of $190,000 and maximum bonus potential of 75 percent of his base pay. In recognition of his role in facilitating the orderly transition to our new CEO, Mr. Carlson, following his retirement, Mr. Taylor continued to accrue his former salary ($15,833 per month) through December 31, 2006.

Also during the year ended December 31, 2006, the Company was party to an employment agreement with Michael Grossman, our former President and COO, that expired on January 31, 2007.  The Company elected not to renew the employment agreement.  Mr. Grossman’s agreement provided for an annual salary of $175,000 with a maximum bonus potential of 50 percent of his base pay.

At December 31, 2006, approximately $362,000 of our senior management’s salaries and bonuses had not been paid, and were recorded as an accrued expense.

(c)                      Legal proceedings

The Company is involved in routine legal proceedings in the conduct of the ordinary course of its business.

On April 2, 2004, a former officer and employee of PUC filed a lawsuit against PUC and the Company relating to his separation of employment with PUC prior to the Merger.  On March 3, 2006, the Company and PUC paid $177,000 plus $1,924 of payroll taxes in complete settlement of all claims and a dismissal of the former employee’s claim.  The entire amount paid in the settlement was recorded as a reserve as of December 31, 2005.

(d)                     Artann Warrants

Under the terms of our Research and Development Agreement with Artann Laboratories, Inc. (“Artann”) (see Note 14), Artann will receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, issuable upon certain milestone events.  Warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement.  Warrants for the purchase of 200,000 shares at a per share price of $2.00 per share were issued in December 2004 following the shipment of the ProUroScanTM systems under the Development Agreement.  The final 200,000 warrants were to be issued, contingent on the delivery of a system ready for clinical trials, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement.  To date, the Company has not issued these warrants but expects to do so contingent on the parties entering a new research and development agreement that will replace the original Research and Development Agreement.

(7)                     Income Taxes

The Company has generated net operating loss carryforwards of approximately $3.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  The Company has analyzed the Merger and Private Placement transactions that occurred in April 2004, and believes that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforwards to the above limitations.  Specifically, additional shares and warrants likely to be issued pursuant to the Company’s current financing efforts (see Note 2) may trigger such a change in ownership.  Based on the Company’s estimates, the limitation would apply to approximately $1.2 million of the $3.0 million net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax assets and deferred tax liability due to the uncertainty of realizing the related benefits and costs as follows:

	2006	2005
Deferred tax assets
Net operating loss carryforwards	$1,153,000	$776,000
Capitalized start up costs	2,100,000	1,667,000
Expenses paid with options and warrants	598,000	531,000
Capitalized licenses	461,000	507,000
Other	164,000	69,000
Deferred tax liability
Beneficial conversion feature of convertible debentures	(201,000)	0
Less: valuation allowance	(4,275,000)	(3,550,000)
Net deferred tax assets	$0	$0

The change in the valuation allowance was $725,000, $665,000, and $4,275,000 for the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006, respectively.  In September 2005, the FASB approved EITF Issue 05-8. “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF 05-8).  EITF 05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109.  EITF 05-5 was effective for financial statements for periods beginning after December 15, 2005.  The Company applied EITF 05-8 to the 2006 issuance of convertible debt and the remaining deferred tax liability at December 31, 2006 was $201,000.  Pursuant to EITF 05-8 Issue Summary No. 1 dated August 29, 2005 paragraph 15, the Company offset the deferred tax liability against the deferred tax valuation allowance at December 31, 2006.

Reconciliation between the federal statutory rate and the effective tax rates for the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006 is as follows:

	2006	2005	Period from August 17, 1999 (inception) to December 31, 2006
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.5)	(4.5)	(4.5)
Employee incentive stock options	4.1	5.2	2.4
Capitalized license fees	—	—	1.4
Change in valuation allowance	34.4	33.3	34.7
Effective tax rate	0.0%	0.0%	0.0%

(8)       Notes Payable – Bank

On September 14, 2005, PUC borrowed $100,000 from a financial institution and issued a secured promissory note to such institution.  The promissory note was collateralized by the assets of the business under an existing commercial security agreement with the financial institution and a commercial guaranty from an individual investor.  The promissory note bore interest at an annual rate of 8.0 percent and was to mature on March 14, 2006.  Interest expense recorded during the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006 related to this note was $1,079, $3,933 and $5,012 respectively.  In connection with the commercial guaranty, the Company issued two five-year warrants to the investor to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share (see Note 10(e)).

On October 20, 2005, PUC borrowed $300,000 from a financial institution.  The loan was evidenced by a promissory note and collateralized by two $150,000 commercial guaranties provided by two accredited investors and by the assets of the business under an existing commercial security agreement.  The promissory note bore interest at an annual rate of 8.75 percent and was to mature on March 14, 2006.  Interest expense recorded during the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006 related to this note was $3,540, $10,407 and $13,947 respectively.  In connection with the commercial guaranties, on October 19, 2005, the Company issued five-year warrants to the two guarantors to acquire up to 150,000 shares of the Company’s common stock at $0.50 per share (see Note 10(e)).

Both of these notes (plus accrued interest thereon) were repaid on February 16, 2006 from the net proceeds of the first closing under the Company’s senior debt financing (see Note 11).

 (9)                  Notes Payable

On April 19, 2005, the Company borrowed $31,125 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement called for eight monthly installment payments of $4,098 beginning May 1, 2005, with an imputed annual interest rate of 14 percent.  The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.  In December 2005, the financing agreement was paid in full.  Interest expense during the year ended December 31, 2005 was $2,066.

On September 21, 2005, PUC, borrowed $100,000 from an unrelated individual lender, and in connection therewith issued to the lender a promissory note.  The promissory note bore an annual interest rate of Prime less 0.5 percent and was to mature on March 20, 2006.  In connection with the promissory note, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black Scholes pricing model (see Note 1), were recorded as original issue discount as defined in EITF No. 98-5 and were expensed on a straight-line basis over the term of the promissory note, which approximates the interest method.  For the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006 the Company expensed $12,184, $14,316 and $26,500 related to the debt issuance cost of the note as interest expense, respectively.  This promissory note was repaid on February 16, 2006 from the net proceeds of the Company’s senior debt financing (see Note 11).

On January 25, 2006, PUC borrowed, solely for short-term working capital needs, a total of $48,000 in three separate transactions:

1.       $12,500 from Alexander Nazarenko, a director of the Company; in consideration, the Company executed and issued to Mr. Nazarenko a $12,500 unsecured demand promissory note, which bore interest at an annual rate of prime plus one percent;

2.       $12,500 from David F. Koenig, a director of the Company; in consideration, the Company executed and issued to Mr. Koenig a $12,500 unsecured demand promissory note, which bore interest at an annual rate of prime plus one percent; and

3.       $23,000 from Adron Holdings, LLC (“Adron”), a Minnesota limited liability company, pursuant to a loan agreement between the Company, Adron, Maurice Taylor, a director and our former CEO, and David Koenig, a director of the Company (the “Loan Agreement”).  In consideration for such $23,000 loan, the Company issued to Adron a $23,000 unsecured promissory note (the “Adron Note”).  Mr. Taylor and Mr. Koenig each personally guaranteed one-half of the Company’s obligations under the Adron Note and received no compensation for the guarantee.  The Adron Note was due on March 14, 2006, on which date the Company was obligated to pay an administrative fee of $4,000; such fee was reduced on a pro rata basis due to early repayment (see below). Under the terms of this loan agreement, the Company issued a five-year warrant to Adron to acquire 50,000 shares of Company common stock at $0.50 per share (see Note 10(e)).

All of the above notes (plus accrued interest thereon) were repaid on February 16, 2006 from the net proceeds of the first two closings under the Company’s ongoing senior debt financing (see Note 11).

On April 12, 2006, the Company borrowed $37,313 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement called for eight monthly installment payments of $4,942 beginning May 1, 2006, with an imputed annual interest rate of 15.6 percent.  The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.  In December 2006, the financing agreement was paid in full.  Interest expense during the year ended December 31, 2006 was $2,221.

On June 1, 2006, PUC borrowed $75,000 from an investor, and in connection therewith issued to such investor a promissory note to mature on August 30, 2006.  On August 24, 2006, the promissory note was amended to mature on the first of the Company’s closing of an aggregate of $1 million of net proceeds under its financing efforts (see Note 2) or October 29, 2006.  On January 22, 2007, the Company repaid $25,000 of the promissory note.  On March 20, 2007, the promissory note was amended for a second time to extend the due date of the remaining balance until the Company closes on an aggregate of $750,000 or more of additional financing following the date of the amendment.  The promissory note and amendments thereto bears an interest at the prime rate.  Interest expense recorded during the year ended December 31, 2006 related to this note was $3,678.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 37,500 shares of the Company’s common stock at $0.50 per share.  In connection with the amendments, following repayment of the promissory note, the Company will issue a five-year warrant to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006 (see Note 10(e)).  The warrants so issued will be exempt from registration under Section 4(2) of the Securities Act of 1934, as amended, as they will be issued in a non-public offering to an accredited investor.

On July 21, 2006, the Company borrowed $7,500 from an investor and in connection therewith issued to such lender a promissory note to mature on October 19, 2006.  The promissory note bore interest at 9.0 percent per annum.  Interest expense recorded during the year ended December 31, 2006 related to this note was $486.  The note was repaid on December 6, 2006.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 3,750 shares of the Company’s common stock at $0.50 per share (see Note 10(e)).

On August 30, 2006, the Company borrowed $10,000 from an individual, and in connection therewith issued to such lender a promissory note to mature on November 28, 2006.  The promissory note bore interest at 9.0% per annum.  Interest expense recorded during the year ended December 31, 2006 related to this note was $530.  The note was repaid on November 30, 2006.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the individual to acquire a total of 5,000 shares of the Company’s common stock at $0.50 per share (see Note 10(e)).

On November 30, 2006, the Company borrowed $100,000 from Adron.  In connection therewith, the Company issued to Adron an unsecured promissory note that bears interest of $5,000 per month and was set to mature on January 2, 2007.  Under the terms of the promissory note, the Company issued a five-year warrant to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share, and additional five-year warrants to acquire 50,000 shares at $0.50 per share when the loan was not repaid on January 2, 2007 (see Note 10(e)).  On March 20, 2007, the Company amended the promissory note to extend its due date until the first of (1) the Company closes on an aggregate of $750,000 or more of additional financing following the date of the amendment, or (2) April 30, 2007.  In connection with the amendment, the Company issued to Adron’s partners five-year warrants dated February 1, 2007 to acquire a total 50,000 shares of Company common stock at $0.50 per share, and following repayment of the promissory note, the Company will issue additional five-year warrant to Adron’s partners to acquire 1,667 shares of the Company’s common stock for each day the promissory note is outstanding on and after March 1, 2007, at $0.50 per share.  The warrants so issued will be exempt from registration under Section 4(2) of the Securities Act of 1934, as amended, as they will be issued in a non-public offering to an accredited investor.

At various times during the year ended December 31, 2006, the Company received short-term loans from certain officers and directors solely for short-term working capital needs.  These loans were made without any interest or other consideration accruing to the officers and directors, and had no defined terms.  As of December 31, 2006, the Company had borrowed a total of $15,450 from four officers and directors.

Notes payable, net of original issue discount are summarized as follows:

	2006	2005
Notes payable, gross	$190,450	$100,000
Less: original issue discount	(16,112)	(12,184)
Notes payable, net of original issue discount	$174,338	$87,816

(10)     Shareholders’ Equity

(a)                     Common Stock and Warrants issued related to 2002 Private Placement

•                  The Company issued 3,000,000 shares to Clinical Network and CN LLC in July 2001. In connection with the Company’s license agreements with CS Medical and Profile, the Company issued 3,000,000 and 3,999,999 shares of common stock in 2001 and 2002, respectively.

•                  In connection with a private placement to accredited investors, the Company issued 453,345 shares of common stock in 2002.  In addition, the Company issued warrants to purchase 45,348 shares of common stock to three individuals related to services rendered in connection with the private placement.  These warrants expired unexercised.

(b)                     Common Stock and Warrants issued related to Merger and 2004 Private Placement

Merger Agreement

Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 2, 2004 (the “Merger Agreement”), by and among PUC, Global Internet Communications Inc. (“Global”), and GIC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of Global (“Acquisition Co.”), Acquisition Co. merged with and into the PUC, with PUC remaining as the surviving company and a wholly owned operating subsidiary of Global (such transaction is hereinafter referred to as the “Merger”).  The Merger was effective as of April 5, 2004, when articles of merger were filed with the Minnesota Secretary of State.

Prior to the Merger, one PUC shareholder, Profile, L.L.C. (“Profile”) had dissented from the Merger proposal as the registered holder of securities beneficially owned by certain shareholders holding, in the aggregate, 308,465 (pre-merger) shares of PUC’s common stock.  As described below, Profile and PUC entered into an agreement relative to these dissenting shareholders.

Concurrent with the consummation of the Merger, PUC delivered definitive documents related, among other things, to the purchase of 300,000 (pre-conversion) shares of PUC common stock from the dissenting shareholders for $750,000; and shareholders beneficially holding the remaining 8,465 (pre-conversion) shares of ProUroCare common stock withdrew their dissents from the Merger.  These redemption transactions had the result of decreasing the aggregate number of shares of PUC common stock outstanding immediately prior to the Merger, and thereby reduced the anticipated total number of shares of common stock of Global issued and outstanding immediately after the Merger.

At the effective time of the Merger, the legal existence of Acquisition Co. ceased, and all 3,501,001 (pre-conversion) shares of common stock of PUC that were outstanding immediately prior to the Merger and held by ProUroCare shareholders were cancelled, with one share of PUC common stock issued to Global.  Simultaneously, the former shareholders of PUC common stock received an aggregate of 9,603,003 shares of common stock of Global, representing approximately 82.1 percent of Global’s common stock outstanding immediately after the Merger.  At the same time, Global purchased 300,000 of the 308,465 (pre-conversion) shares with respect to which dissenters’ rights were exercised, for an aggregate purchase price of $750,000.

Global was a non-operating public shell company at the time of the Merger.  Accordingly, the Merger transaction was recorded as a recapitalization rather than a business combination.  The assets and liabilities resulting from the reverse acquisition were the former PUC assets and liabilities (at historical cost) plus a $13,500 accrued Global liability (assumed at historical cost).  There were no other assets or liabilities on Global’s books at the time of the Merger.

The Company recorded costs associated with the Merger totaling $162,556 during 2004.

Settlement of Dispute with Profile L.L.C.

On July 31, 2003, the Company received a notice from Profile, the licensor under a license agreement (the “Profile License Agreement”) pursuant to which Profile licenses to the Company certain essential intellectual property needed to develop, manufacture and sell its ProUroScanTM product, that it believed the Company had breached material provisions of the license agreement.  The Company believed that it was in compliance with the Profile License Agreement.  The closing of the Private Placement was contingent upon the Company’s resolving such dispute with Profile, and the closing of the Private Placement was a condition to the closing of the Merger.

On March 23, 2004, the Company and Profile entered into a Letter of Understanding pursuant to which, effective upon April 5, 2004, among other things, Profile withdrew its default letters and waived any existing defaults under the Profile License Agreement, the Company agreed to purchase 300,000 of the 308,465 (pre-conversion) shares with respect to which dissenters’ rights were exercised, for an aggregate purchase of $750,000.  Of that amount, $100,000 was paid upon the initial closing of the Private Placement and the balance of $650,000 was paid pursuant to the delivery of a promissory note, which was paid in full in October 2004.  The remaining 8,465 (pre-conversion) shares with respect to which dissenters’ rights were originally exercised withdrew their dissents and participated in the Merger.

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

As part of the Private Placement, a consultant was engaged by Global to provide financial-advisory services.  Under terms of the arrangement, the consultant was paid $27,000 and was issued a warrant for 300,000 shares of common stock upon the first closing of the private placement.  The warrant has a three-year term and is exercisable at $2.00 per share.

(c)                      Private sales of Common Stock

•                  On June 15, 2005 the Company sold 65,790 shares of its common stock to one accredited investor in a non-public offering under Section 4(2) of the Securities Act.  Net proceeds received from this placement were $50,000.

•                  On September 7, 2006, the Company sold 58,140 shares of its common stock to Mr. Scott Smith, a director of the Company, and 58,140 shares of our common stock to an investor.  The per share selling price of $0.43 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  Net proceeds received from these investments were $50,000. No underwriter was used, and no commissions were paid on the transaction. The shares were sold in transactions exempt from registration under Section 4(2) of the Securities Act as such transactions were non-public offerings to a limited number of subscribers.

•                  On February 12, 2007, the Company sold 17,073 shares of its common stock to Mr. Scott Smith, a director of the Company.  The per share selling price of $0.41 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  The subscription price was paid by the conversion of a $7,000 loan to the Company from Mr. Smith. No underwriter was used, and no commissions were paid on the transaction. The shares were sold in transactions exempt from registration under Section 4(2) of the Securities Act as such transactions were non-public offerings to a limited number of subscribers (see Note 14).

•                  On January 18, 2007, the Company sold a total of 937,500 of the Company’s Investment Units, and on February 2, 2007 sold and additional 312,500 Units, all at a price of $0.40 each.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant to acquire 0.5 shares of the Company’s common stock for $0.25 ($0.50 per whole share), exercisable at the discretion of the investor during the term of the warrant.  The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

(d)                     Common Stock and Warrants issued for services and liabilities

•                  In March 2002, the Company granted a warrant to purchase 30,000 shares of common stock to a director, that was exercisable at $1.13 per share. This warrant vested ratably over a 24-month period ending April 2004 until the resignation of the director on February 9, 2004, and expired on February 9, 2005.  An aggregate of $12,075 of stock-based compensation related to this warrant was recognized in the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  In November 2002, the Company granted a warrant to purchase 1,500 shares of common stock to a consultant, for services rendered.  This warrant is exercisable through November 2007 at $2.33 per share.  An aggregate of $490 of stock-based compensation related to this warrant was recognized in the year ended December 31, 2002.

•                  In February 2003, the Company issued 5,445 common shares to a consultant, in lieu of $12,705 cash for accounts payable.

•                  In June 2003, under the terms of an agreement with a supplier, the Company issued a warrant to purchase 92,148 shares of common stock.  This warrant is exercisable through June 2007 at $0.33 per share.  The value of $187,060 related to this warrant was recognized in the year ended December 31, 2003.

•                  In May 2004, a vendor was issued 38,613 shares of the Company’s common stock as payment for product development work valued at $77,225.

•                  In October 2004, another vendor was issued 44,441 shares of ProUroCare common stock in lieu of $88,882 cash for accounts payable.

•                  Under the terms of our Research and Development Agreement with Artann (see Note 14), Artann will receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, issuable upon certain milestone events.  Warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement. The value of these warrants computed using the Black-Scholes pricing model was $114,914, and was recorded as research expense.  Warrants for the purchase of 200,000 shares at a per share price of $2.00 per share were issued in December 2004 following the shipment of the ProUroScanTM systems under the Development Agreement.  The value of these warrants computed using the Black-Scholes pricing model was $166,172, and was also recorded as research and development expense.  The final 200,000 warrants were to be issued, contingent on the delivery of a system ready for clinical trials, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement. To date, we have not issued these warrants but expect to do so contingent on the parties entering a new research and development agreement that will replace the original research and development agreement.

•                  On April 11, 2005, the Company entered into a Placement Agency Agreement with a placement agent to raise working capital for the Company.  Under the terms of the agreement, the placement agent was granted the exclusive right to identify prospective purchasers of the Company’s debt or equity securities, on a best efforts basis, with no stated minimum or maximum amount to be raised.  Pursuant to the agreement, the Company paid $5,000 and on May 13, 2005 issued 50,000 shares of the Company’s common stock to the placement agent.  The 50,000 shares were valued at $51,000 using the stock price on the date of grant. Subsequently, the placement agent was unable to raise capital on terms that were acceptable to the Company and the agreement was terminated.  Costs incurred in this financing totaling $59,696, including the value of the common stock issued to the placement agent, were expensed in the year ended December 31, 2005.

•                  Effective September 1, 2005, the Company engaged Venture Law Resources, PLLC (“VLR”) to represent the Company as its General Counsel and to assist with the introduction of strategic investors to the Company from time to time, including success based compensation arising from any services as a finder to the Company. Under this agreement, the Company issued 25,000 shares of common stock to VLR as a retainer in connection with VLR’s engagement.  The shares issued to VLR were valued at $17,750 using the fair market value of the Company’s stock price on the date of grant and along with a $2,500 retainer paid, was capitalized as deferred offering expense during 2005.  On February 22, 2006, an additional 25,000 common shares, valued at $22,750 using the fair market value of the Company’s stock price on the date of grant, were issued to VLR pursuant to their engagement.  Upon the closing of the Company’s credit facility on February 16, 2006, the $43,000 aggregate value of the shares and initial retainer were reclassified as debt issuance cost and are being amortized over the term of the debt guaranteed by investors introduced to the Company by VLR.

•                  On April 21, 2006, the Company issued 70,000 shares of its common stock to its former Vice-President of Engineering upon his resignation, pursuant to his employment agreement.  The shares were valued at $44,800 based on the average closing share price during the five days before and after the issuance date, and were expensed in April 2006.

•                  On September 8, 2006, the Company issued 14,146 shares of its common stock to a vendor, as payment for product development work valued at $8,938.

(e)                      Warrants issued for Loans and Loan Guarantees

The warrants below issued or to be issued are exempt from registration under Section 4(2) of the Securities Act as they were or will be issued in non-public offerings to a limited number of subscribers.  Each warrant was valued using the Black-Scholes pricing model; however, the recorded value of warrants issued to lenders and guarantors of Company debt is limited to the corresponding amount loaned or guaranteed (see Note 1(k)).

•                  In March 2003, the Company issued warrants to purchase 192,861 shares of common stock to four individuals in exchange for their guaranteeing a bank line of credit.  At the same time, the Company issued a warrant to purchase 21,429 shares of common stock to a director in exchange for guaranteeing the bank line of credit.  These warrants were exercisable through February 2008 at

$2.33 per share.  An aggregate of $64,287 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003.

•                  In August 2003, the Company issued warrants to purchase 225,006 shares of common stock to five individuals in exchange for their guaranteeing a new bank line of credit.  At the same time, the Company issued a warrant to purchase 21,429 shares of common stock to a director in exchange for guaranteeing the bank line of credit.  These warrants were exercisable through August 2008 at $2.33 per share.  An aggregate of $88,717 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003.

•                  In September and December 2003, the Company issued additional warrants to purchase 64,287 and 117,858 shares of common stock, respectively, to three individuals in exchange for their guaranteeing additional amounts under the existing bank line of credit. These warrants were exercisable through September and December 2008, respectively, at $2.33 per share.  An aggregate of $63,108 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003.

In total, warrants to purchase 642,870 shares of common stock at $2.33 per share were issued in relation to the bank line of credit guarantees in 2003, and an aggregate of $216,112 of debt issuance cost related to these warrants was recorded in the year ended December 31, 2003, which was amortized over the life of the bank line of credit ($72,594 and $143,518 during the years end December 31, 2004 and 2003, respectively). Upon the closing of the Company’s Private Placement and Merger on April 5, 2004, certain exercise price protections and anti-dilution provisions of these warrants became effective.  Under the terms of these provisions, the holders of these warrants became eligible to purchase a total of 1,017,882 shares at $1.67 per share.  The additional warrants and revaluation of the existing warrants were valued at $320,974 using the Black Scholes pricing model, and were recorded as interest expense at the time of issuance.

•                  On September 14, 2005, PUC borrowed $100,000 from Venture Bank collateralized by a commercial guaranty from an individual investor (see Note 8).  The loan was repaid on February 16, 2006.  In connection with the commercial guaranty, the Company issued two five-year warrants (immediately exercisable) to the investor to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The warrants, valued at $29,000 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $12,977, $16,023 and $29,000 of expense related to the value of the warrants during the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  On September 21, 2005, PUC, borrowed $100,000 from an individual lender, and in connection therewith issued to such lender a promissory note that was repaid on February 16, 2006 (see Note 9).  In connection with the promissory note, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 50,000 shares of the Company’s common stock at $0.50 per share.  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black-Scholes pricing model, were recorded as original issue discount as defined in EITF No. 98-5 and expensed on a straight-line basis over the term of the promissory note as interest expense.  The Company recorded $12,187, $14,313, and $26,500 of expense related to the value of the warrants during the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  On October 20, 2005, PUC borrowed $300,000 from a financial institution, collateralized by commercial guaranties from two individual investors (see Note 8).  The loan was repaid on February 16, 2006.  In connection with the commercial guaranties, on October 19, 2005, the Company issued five-year warrants (immediately exercisable) to each of the two guarantors to acquire up to 75,000 shares (150,000 shares in total) of the Company’s common stock at $0.50 per share.  The warrants, valued at $79,500 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $39,750, $39,750, and $79,500 of expense related to the value of the warrants during the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  On January 25, 2006, PUC borrowed $23,000 from a lender (see Note 9).  Under the terms of the loan agreement, the Company issued a five-year warrant (immediately exercisable) to the lender to acquire 50,000 shares of Company common stock at $0.50 per share.  The loan was repaid on February 16, 2006.  The gross proceeds of $23,000 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The fair value of the warrant estimated at grant date using the Black-Scholes pricing model exceeded the amount of the loan.  Accordingly, the warrant was valued at $23,000 and recorded as original issue discount as defined in EITF No. 98-5.  The Company recorded $23,000 of expense related to the value of the warrants during the year ended December 31, 2006.

•                  On June 1, 2006, PUC borrowed $75,000 from an investor, and in connection therewith issued to such investor a promissory note to mature on August 30, 2006 (see Note 9).  On August 24, 2006 the promissory note was amended to mature on the first of the Company’s closing of an aggregate of $1 million of net proceeds under its ongoing financing efforts (see Note 2) or October 29, 2006.  On January 22, 2007, the Company repaid $25,000 of the promissory note.  On March 20, 2007, the promissory note was amended for a second time to extend the due date of the remaining balance until the Company closes on an aggregate of $750,000 or more of additional financing following the date of the amendment.  Under the terms of the original loan agreement, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire 37,500 shares of Company common stock at $0.50 per share.  The fair value of the warrant at the grant date was estimated using the Black-Scholes pricing model to be $25,500 and was recorded as original issue discount as defined in EITF No. 98-5 and subsequently expensed as interest expense over the 90-day term of the loan.  In connection with the amendments to the promissory note, following repayment thereof, the Company was to issue a five-year warrant (immediately exercisable) to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006.  As of December 31, 2006 the Company had accrued for issuance 51,708 warrants related to this amendment.  The fair value of the warrant on the amendment date was estimated using the Black-Scholes pricing model to be $0.54 per share, and is expensed as interest expense as they are earned.  The total interest expense recorded for the original warrant and the related amendment warrant was $53,422 during the year ended December 31, 2006.

•                  On July 21, 2006, the Company borrowed $7,500 from an investor, and in connection therewith issued to such lender a promissory note to mature on October 19, 2006 (see Note 9).  Under the terms of the loan agreement, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire 3,750 shares of Company common stock at $0.50 per share.  The gross proceeds of $7,500 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The warrant, valued at $2,025 using the Black-Scholes pricing model, was recorded as original issue discount as defined in EITF No. 98-5 and was expensed as interest expense during the year ended December 31, 2006.  The promissory note was repaid in December, 2006.

•                  On August 30, 2006, the Company borrowed $10,000 from an individual, and in connection therewith issued to such lender a promissory note to mature on November 28, 2006 (see Note 9).  Under the terms of the loan agreement, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire 5,000 shares of Company common stock at $0.50 per share. The gross proceeds of $10,000 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The warrant, valued at $2,300 using the Black-Scholes pricing model, was recorded as original issue discount as defined in EITF No. 98-5 and was expensed as interest expense during the year ended December 31, 2006.  The promissory note was repaid in November, 2006.

•                  On November 30, 2006, ProUroCare borrowed $100,000 from Adron, and in connection therewith issued to Adron a promissory note to mature on January 2, 2007 (see Note 9).  Pursuant to the terms of the promissory note, the Company issued five-year warrants (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share.  In addition, pursuant to the terms of the promissory note, the Company issued an additional five-year warrant (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share, when the loan was not repaid on January 2, 2007.  The first warrant, valued at $22,500 using the Black-Scholes pricing model, was recorded as original issue discount as defined in EITF No. 98-5 and is being expensed as interest expense over the term of the promissory note.  The Company recorded $21,383 of interest expense related to the value of these warrants during the year ended December 31, 2006.  The second warrant, also valued at $22,500, was expensed immediately in January 2007.  On March 20, 2007, the Company amended the promissory note to extend its due date until the first of (1) the Company closes on an aggregate of $750,000 or more of additional financing following the date of the amendment, or (2) April 30, 2007.  In connection with the amendment, the Company issued to Adron a five-year warrant dated February 1, 2007 to acquire 50,000 shares of Company common stock at $0.50 per share, and following repayment of the Adron Note, the Company will issue additional five-year warrant to Adron to acquire 1,667 shares of the Company’s common stock for each day the Adron Note is outstanding on and after March 1, 2007, at $0.50 per share.  The warrants issued in connection to the amendment, valued at $0.36 per share, will be expensed as interest expense as they are earned (see Note 14).

(f)                        Warrants summary

Warrant activity is as follows for the years ended December 31:

	Warrants		Weighted-Average Exercise Price
	2006	2005	2006	2005
Outstanding, January 1	2,006,878	1,781,877	$1.58	$1.72
Granted	197,958	250,000	0.50	0.50
Exercised	—	—	—	—
Expired	(45,348)	(24,999)	2.33	1.13
Outstanding, December 31	2,159,488	2,006,878	$1.46	$1.58

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model (see Note 1(k)).   The weighted-average fair value of the warrants granted during the years ended December 31, 2006 and 2005 was $0.52 and $0.54, respectively. The expense related to warrants issued to lenders and debt guarantors was $103,247, $135,000, and $454,359 for the years ended December 31 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively.  Stock-based compensation cost related to warrants issued to the Company’s consultants and suppliers was $0, $0, and $468,636 for the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively.  Stock-based compensation cost related to warrants issued to directors (in lieu of stock options) was $0, $0, and $12,075 for the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively

(g)                     Stock Options

Stock Option Plans

In April 2002, the Company’s Board of Directors passed a resolution adopting the ProUroCare Medical Inc. 2002 Stock Plan (the “2002 Plan”), reserving 1,500,000 shares of the Company’s common stock for issuance.

In July 2004, the Company’s Board of Directors passed a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the “2004 Plan”), which was approved by the Company’s shareholders in July 2005.  The Company has reserved 1,500,000 shares of common stock for issuance under the 2004 Plan.

The plans permit the Company to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares, and cash awards to Company employees and independent contractors.  The exercise price for all options granted under the plans shall be determined by the Board of Directors. The term of each stock option and period of exercisability will also be set by the Board of Directors, but will not exceed a period of ten years and one day from grant date. The agreements also include provisions for anti-dilution of options.

Stock Option Grants

Each of the options granted below were valued using the Black-Scholes pricing model (see Note 1(j)) and are being expensed over the vesting period as general and administrative expense.

•                  In March 2002, the Company granted an aggregate of 900,000 employee stock options to officers and directors that were exercisable at $1.13 per share.  The officers’ options vested ratably over a 36-month period through December 2004, while the directors’ options vested ratably over a 24-month period through April 2004.  In October 2003, an officer resigned from the Company and 150,000 of his unvested options were forfeited and in October 2004 his remaining 210,000 options expired.  In February 2004, a director resigned from the Board of Directors, and 3,750 of his unvested options were forfeited, and in October 2005 his remaining 26,250 options expired.  An aggregate $340,435 of stock-based compensation related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2006.

•                  In April, 2002, the Company issued a nonqualified stock option to a consultant to acquire 30,000 shares of common stock at $1.13 per share. This option vested over a 6-month period ended October 2002. At the same time, the Company also issued a nonqualified stock option to a consultant, to acquire 30,000 shares of common stock at $1.13 per share. This option vested ratably over a two-year period through April 2004.  An aggregate of $25,300 of stock-based compensation related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2006.  In February 2005, the consultant’s engagement with the Company ended and, under the terms of the option agreement, all of the options expired in February, 2006.

•                  In February, 2004, the Company issued 450,000 employee stock options to Michael Grossman, our President and COO.  These options were valued at $0.67 per share, vest ratably over a three year period, and are exercisable at $2.00 per share through February 2014.  The Company expensed $101,008, 101,008, and $286,189 related to these options during the years ended December 31,

2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  In February, 2004, the Company issued 30,000 nonqualified stock options to a consultant in consideration of services rendered.  The options were valued at $0.67 per share, and vested as to 15,000 shares upon issuance and as to the remaining 15,000 shares on January 1, 2005.  These options are exercisable at $2.00 per share through February 2014.  The Company expensed $0, $10,100 and $20,200 related to these options during the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  In July 2004, the Company issued 200,000 employee stock options to Richard Thon, our CFO, in connection with his employment agreement.  These options were valued at $1.50 per share, vest ratably over a three-year period, and are exercisable at $2.50 per share through July 2014.  The Company expensed $100,008, $100,008, and $241,686 related to these options during the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  In January 2005, the Company issued 150,000 stock options to Richard Carlson, our CEO and at the time our Vice President of Marketing and Sales.  The options were valued at $1.62 per share, vest ratably over a three-year period, and are exercisable at $2.35 per share through January 2015.  The Company expensed $81,006, $74,256, and $155,262 related to these options during the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  In September 2005, the Company issued 150,000 stock options to Alan Haggerty, our former Vice President of Engineering.  The options were valued at $0.53 per share, vest ratably over a three-year period, and are exercisable at $0.60 per share through September 2015.  The Company expensed $8,834, $6,626 and $15,460 related to these options during the years ended December 31, 2006 and 2005 and the period from August 17, 1999 (inception) to December 31, 2006, respectively.

•                  On March 1, 2006, the Company issued to five of its employees stock options to acquire a total of up to 200,000 shares of common stock at $0.75 per share.  The five-year options, which vest upon the Company securing FDA approval of its ProUroScanTM system, were valued at $0.56 per share and are being expensed over the vesting period (estimated by the Company as twenty-nine months) as general and administrative expense.  The Company expensed $48,215 related to these options during the year ended December 31, 2006.

•                  On May 30, 2006, the Company issued 30,000 nonqualified stock options to Scott Smith, a director, upon his appointment to the Board of Directors.  The options were valued at $0.59 per share, and vest ratably over a 24-month period through May 2008.  These options are exercisable at $0.70 per share through May 2013.  The Company expensed $5,163 related to these options during the year ended December 31, 2006.

•                  On February 1, 2007, the Company granted to Richard Carlson, our CEO a seven-year option to acquire up to 200,000 shares of the Company’s common stock at a price of $0.50 per share.  The options were valued at $0.34 per share and will be expensed over the vesting period as general and administrative expense (see Note 14).

(h)                     Stock options summary

Stock option activity was as follows for the years ended December 31:

	Options		Weighted-Average Exercise Price
	2006	2005	2006	2005
Outstanding, January 1	1,550,000	1,276,250	$1.64	$1.67
Granted	230,000	300,000	0.74	1.48
Exercised	—	—	—	—
Forfeited	(145,831)	(26,250)	0.63	1.13
Expired	(30,000)	—	1.13	—
Outstanding, December 31	1,604,169	1,550,000	$1.62	$1.64

Exercisable, December 31	1,289,918	1,027,812	$1.68	$1.56

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options exercisable
Range of Exercise prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Number of Options	Weighted Average Exercise Price
$0.60-0.75	234,169	$0.72	4.5	37,919	$0.62
$1.13	540,000	$1.13	5.3	540,000	$1.13
$2.00-2.50	830,000	$2.18	7.4	711,999	$2.16
	1,604,169	$1.62	6.3	1,289,918	$1.68

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2006 was $0.  The average fair value of each option granted during the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, as determined using the Black-Scholes pricing model (see Note 1(j)) was $0.56, $1.08, and $0.70, respectively.  The stock-based employee and non-employee compensation cost related to stock options was $344,234, $297,731, and $1,128,694 for the years ended December 31 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively.  Stock-based compensation cost related to warrants issued to directors (in lieu of stock options) was $0, $0, and $12,075 for the years ended December 31, 2006 and 2005, and the period from August 17, 1999 (inception) to December 31, 2006, respectively

(11)     Long term debt

Promissory Notes

In February 2006, the Company completed two closings of a senior debt financing.  Pursuant to the two closings, on February 16, 2006, the Company issued a promissory note to Crown Bank in the amount of $1,200,000 at an interest rate of the prime rate plus one percent (9.25 percent at December 31, 2006).  This promissory note matures on January 11, 2008.  On February 28, 2006, the Company issued a second promissory note to Crown Bank in the amount of $1,000,000, also at an interest rate of the prime rate plus one percent.  This promissory note matures on February 29, 2008.  As of December 31, 2006, the Company had drawn down all of the $2.2 million senior debt financing.  The average interest rate of the notes was 9.1 percent for the year ended December 31, 2006.

The promissory notes are secured by a pledge of all Company assets, including two technology licenses that were assigned to Crown Bank, and guaranteed by four accredited individual investors.  In consideration for their guarantees, the Company issued 10 percent unsecured convertible subordinated debentures totaling $733,334 to the four guarantors (see below).

Convertible debentures

As consideration to the guarantors to provide their guarantees for the above promissory notes, the Company issued $733,334 of unsecured convertible 10 percent debentures.  All of the debentures mature three years from the date of issue (coincident with the closing dates of the promissory notes as noted above) and are convertible into Company common stock at a price of $0.50 per share.  If the guarantees of the underlying bank indebtedness are not released by August 31, 2007 (or subsequently October 31, 2007) the conversion price becomes $0.40 per share (and subsequently $0.30 per share), respectively.  The cost of the debentures was recorded as debt issuance cost, and is being amortized as interest expense over the term of the underlying bank note payable.  The value of the beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($0.30 per share), multiplied by the number of conversion shares that would be issued at that conversion price (2,444,444 shares).  The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount as defined in EITF No. 98-5 against the convertible debt liability and is being amortized as interest expense over the term of the convertible debentures.  See Note 7 for the deferred income tax effects of the beneficial conversion feature.

Future maturities of long-term promissory notes and convertible debentures for the years succeeding December 31, 2006 are as follows:

Year	Paid in Cash	Original Issue Discount	Total
2007	$—	$(244,444)	$(244,444)
2008	2,200,000	(245,114)	1,954,886
2009	733,334	(33,793)	699,541
Total	$2,933,334	$(523,351)	$2,409,983
Of which,
Long-term bank debt	2,200,000	—	2,200,000
Long-term convertible debentures	733,334	(523,351)	209,983

(12)              Related Parties

On January 25, 2006, PUC borrowed, for short-term working capital needs, $12,500 from each of Alexander Nazarenko and David F. Koenig, Company directors. In consideration, the Company executed and issued to each of Mr. Nazarenko and Mr. Koenig a $12,500 unsecured demand promissory note bearing interest at an annual rate of prime plus one percent.  These notes were satisfied on February 16, 2006.

At various times during the year ended December 31, 2006, the Company received short-term loans from certain officers and directors solely for short-term working capital needs.  These loans were made without any interest or other consideration accruing to the officers and directors, and had no defined terms.  As of December 31, 2006, the Company had borrowed a total of $15,450 from four officers and directors.

From January through December 15, 2006, the Company sublet office space serving as the Company’s executive offices, on a month-to-month basis, from a company majority-owned and controlled by one of the

Company’s directors, Mr. Taylor. The Company believes the monthly rent incurred was at or below market rate for such executive office space in Minneapolis, Minnesota.

The Company’s executive offices are temporarily located within the offices of another Company director, Mr. Nazarenko.  Our rental cost for these temporary offices is approximately $2,073 per month, which we believe is at or below market for similar office space in Minneapolis, Minnesota.

On January 30, 2007, the Company repaid a $4,100 loan from a director in cash.

On February 12, 2007, the Company sold 17,073 shares of its common stock to Scott Smith, a director, the subscription price being paid by the conversion of a $7,000 loan from Mr. Smith.  The per share selling price of $0.41 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.

 (13)         Development Agreements

Development Agreement

In July 2004, the Company entered into a Development Agreement with Artann and Armen Sarvazyan under which Artann and Dr. Sarvazyan developed two working, pre-clinical ProUroScanTM systems.  These systems were delivered to us in late November 2004.  We paid Artann $180,000 for this development work, which was expensed as research and development cost during the year ended December 31, 2004.  The Development Agreement also provides that Artann will provide, at no charge, consulting and advisory services in the development of these systems for use in clinical trials.

Research and Development Agreement

In July 2004, the Company entered into a Research and Development Agreement with Artann for the further development of the ProUroScanTM and other to-be-determined technologies in the urologic field.  Under this agreement, Artann is to be a research and development partner to the Company, supporting the further development of the ProUroScanTM and other to-be-determined technologies in the urologic field.  Any intellectual property and know-how resulting from the advancement of the ProUroScanTM under this agreement will be assigned to ProUroCare.  For its role, Artann will receive a total of $250,000 (plus incentives as explained below) payable upon certain milestone events.  A payment of $50,000 was made to Artann upon the execution of the agreement.  In December 2004, the Company paid Artann $110,000 following the shipment of the ProUroScanTM prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule).  All of these payments to Artann were expensed as research and development cost during the year ended December 31, 2004.  On May 6 and June 6, 2005, Artann filed additional patent applications relating to a new probe positioning technology, for which the Company will pay Artann $50,000, with the final $50,000 to be paid upon issuance of the patent(s) to ProUroCare.  Artann will also receive additional compensation in the form of five-year warrants to purchase up to 500,000 shares of Company common stock, similarly issuable upon certain milestone events.  Fully vested warrants for the purchase of 100,000 shares at a per-share price of $2.00 were issued upon the execution of the agreement.  The value of these warrants computed using the Black-Scholes pricing model was $114,914, and was recorded as research and development cost in the year ended December 31, 2004.  Fully vested warrants for the purchase of 200,000 shares at a per share price of $2.00 were issued in December 2004 following the shipment of the ProUroScanTM systems under the Development Agreement.  The value of these warrants computed using the Black-Scholes pricing model was $166,172, and was also recorded as research and development expense in the year ended December 31, 2004.  The final 200,000 warrants were to be issued, contingent on the delivery of a system ready for clinical trials, in two equal 100,000-share installments on the one-year and two-year anniversaries of the Research and Development Agreement. To date, we have not issued these warrants or paid the $50,000 fee related to the patent applications, but expect to do so contingent on the parties entering a new research and development agreement that will replace the original research and development agreement.

Joint Development Agreement

On July 27, 2005, the Company entered into a Memorandum of Understanding with Urologix, Inc. (“Urologix”) pursuant to which the parties will co-develop new products utilizing ProUroCare’s electrical impedance tomography (“EIT”) technology. The EIT technology is expected to be assembled into modules that will be compatible with and incorporated into Urologix’ existing thermal therapy systems.  The modules will include a low-frequency power supply, electrodes, a rectal probe, monitor and software containing the proprietary algorithms.  It is intended that thermal therapy systems upgraded with the modules will enable urologists to observe the real-time migration of heat through the prostate during treatment and adjust the amount of energy applied in order to protect the urethral tissue and adjacent organs.  The upgraded systems will continue to utilize transurethral microwave catheters to generate the heat necessary to cause necrosis.

The parties expect the project to require several phases of research, testing and development, the first three phases of which are projected to cost approximately $550,000.  The Company and Urologix have agreed to equally share in the development costs of these phases.  After completing Phase I in September, 2006, it was determined that an assessment of certain key factors affecting the compatibility of our EIT technology with Urologix’ equipment will be required before proceeding with the second development phase.  On March 20, 2007, the Company executed an amendment to the Urologix Memorandum of Understanding. Under the terms of the amendment, Urologix agreed to postpone any decision regarding the continuance of the remaining phases of work, while the Company agreed that the assessments described above will be done and funded solely by the Company. In addition, Urologix has the right to abandon the project for any reason with 5 days’ notice to the Company, and the Company has the right to abandon the project for any reason by providing 5 days’ notice to Urologix.

(14)     Subsequent Events

On January 18, 2007, the Company sold a total of 937,500 of the Company’s Investment Units, and on February 2, 2007 sold an additional 312,500 Units, all at a price of $0.40 each.  Each Investment Unit consists of one share of the Company’s common stock and a three-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $0.25 ($0.50 per whole share), exercisable at the discretion of the investor during the term of the warrant.  The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering (see Note 10(c)).

On January 30, 2007, the Company repaid a $4,100 loan from a director in cash

On February 1, 2007, the Company granted to Mr. Carlson, its CEO, a seven-year option to acquire up to 200,000 shares of the Company’s common stock at a price of $0.50 per share.  The options were valued at $0.34 per share using the Black-Scholes pricing model and will be expensed over the vesting period as general and administrative expense.  The option will vest according to the following schedule if the enumerated conditions are satisfied:

(a)                      50,000 shares vest immediately;

(b)                     50,000 shares vest upon the Company’s closing on new equity financing arrangements aggregating to $3,000,000 or more after February 1, 2007 and prior to December 31, 2007.  Such new equity financing shall include, in the event of a corporate partnership, the value of services supplied to the Company by the partner entity to develop the Company’s products or obtain regulatory approval of them;

(c)                      50,000 shares vest if the Company records gross product revenues of $1,000,000 or more in the Company’s 2008 fiscal year; and

(d)                     50,000 shares vest on December 31, 2008.

On February 12, 2007, the Company sold 17,073 shares of its common stock to Scott Smith, a director, the subscription price being paid by the conversion of a $7,000 loan from Mr. Smith.  The per share selling price of $0.41 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.

On March 14, 2007, upon the termination of employment of an employee, and in consideration for agreeing to defer payment of accrued salaries until the Company is able to make such payments (on the same basis as the payment of deferred salaries of continuing employees), the Company agreed to extend by three years the expiration date of 300,000 warrants beneficially held by the employee.

On June 1, 2006, PUC borrowed $75,000 from an investor, and in connection therewith issued to such investor a promissory note to mature on August 30, 2006.  On August 24, 2006 the promissory note was amended to mature on the first of the Company’s closing of an aggregate of $1 million of net proceeds under its financing efforts (see Note 2) or October 29, 2006.  On January 22, 2007, the Company repaid $25,000 of the promissory note.  On March 20, 2007, the promissory note was amended for a second time to extend the due date of the remaining balance until the Company closes on an aggregate of $750,000 or more of additional financing following the date of the amendment.  In connection with the amendments, following repayment of the promissory note, the Company will issue a five-year warrant to the investor to acquire 417 shares of the Company’s common stock for each day the promissory note is outstanding, at $0.50 per share.  The promissory note and amendments thereto bears an interest at the prime rate.  Interest expense recorded during the year ended December 31, 2006 related to this note was $3,678.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 37,500 shares of the Company’s common stock at $0.50 per share.  In connection with the amendments, following repayment of the promissory note, the Company will issue a five-year warrant to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006.  The warrants so issued will be exempt from registration under Section 4(2) of the Securities Act of 1934, as amended, as they will be issued in a non-public offering to an accredited investor (see Note9 and 10e).

On November 30, 2006, ProUroCare Medical Inc. (the “Company”) borrowed $100,000 from Adron, and in connection therewith issued to such lender a promissory note to mature on January 2, 2007.  Pursuant to the terms of the promissory note, the Company issued five-year warrants (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share.  In addition, pursuant to the terms of the promissory note, the Company issued additional five-year warrant (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share, when the loan was not repaid on January 2, 2007.  On March 20, 2007, the Company amended the promissory note to extend its due date until the first of (1) the Company closes on an aggregate of $750,000 or more of additional financing following the date of the amendment, or (2) April 30, 2007.  In connection with the amendment, the Company issued to Adron a five-year warrant dated February 1, 2007 to acquire 50,000 shares of Company common stock, and following repayment of the promissory note, the Company will issue additional five-year warrant to Adron to acquire 1,667 shares of the Company’s common stock for each day the promissory note is outstanding on and after March 1, 2007, at $0.50 per share.  The warrants so issued will be exempt from registration under Section 4(2) of the Securities Act of 1934, as amended, as they will be issued in a non-public offering to an accredited investor. (see Notes 9 and 10(e)).

On March 21, 2007, the Company executed an amendment to the Memorandum of Understanding between ProUroCare Inc. and Urologix, Inc. dated July 27, 2005 (the “MOU”).  Under the terms of the MOU, the parties were to co-develop new products utilizing ProUroCare’s Electrical Impedance Tomography (“EIT”) technology. The EIT technology was expected to be assembled into modules that would be compatible with and incorporated into Urologix’ existing thermal therapy systems.  The project was designed into multiple phases of research, testing and development.  The first three phases were projected to cost approximately $550,000 over the following 18 to 24 months.  ProUroCare and Urologix had agreed to equally share in the development costs of these phases.  After completing Phase I in September 2006, it was determined that an assessment of two key project factors will be required before proceeding with the second development phase.  As both of these issues were outside of the MOU’s original Phase I development definition, the Company plans to conduct research on both issues at its own expense before a decision is made to move to Phase II of the program.  Under the terms of the MOU amendment, Urologix agreed to postpone any decision regarding the continuance of the remaining phases contemplated under the MOU, while the Company agreed that the assessments described above will be done and funded solely by the Company. In addition, Urologix has the right to abandon the project for any reason with 5 days’ notice to the Company, and the Company has the right to abandon the project for any reason by providing 5 days’ notice to Urologix.

On March 21, 2007, the Company amended its 10% Unsecured Convertible Subordinated Debentures originally issued in February 2006 to guarantors of its senior debt facility (see Note 11).  Under the terms of the revised debentures, each debenture holder agreed to accept as payment for interest due on the debenture the following:

•                  Cash paid for interest from inception through May 31, 2006;

•                  Investment Units, consisting of one share of stock and a three year warrant to acquire 0.5 shares of Company common stock at $0.50 per share, for interest accrued from June 1, 2006 through January 31, 2007, such accrued interest to be converted into Investment Units at a price of $0.40 per Unit; and

•                  Cash or Company common stock (converted on the basis of $0.50 per share), at the option of the Company, for interest accrued from February 1, 2007 through settlement of the debenture.

Other terms of the debentures were not changed.

ITEM 8:             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:          CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the periods covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B:          OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following information sets forth the names of our executive officers and directors, their ages and their present positions with the Company as of March 27, 2007.  The directors serve for a term of one year or until the next annual meeting of the shareholders.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Position
Richard C. Carlson	55	Chief Executive Officer and Director
Richard B. Thon	51	Chief Financial Officer
Maurice R. Taylor, II	61	Chairman
David F. Koenig	66	Director
Alexander Nazarenko	62	Director
Scott E. Smith	51	Director

Richard C. Carlson, was hired as our Vice President of Marketing and Sales in January 2005, and was promoted to Chief Executive Officer in November 2006.  Mr. Carlson was elected to our Board of Directors in December 2006.  Prior to joining ProUroCare, Mr. Carlson held several positions with SurModics, Inc. from 1998 to 2004, including Vice President of Marketing and Sales and Vice President of Strategic Planning.  From 1996 to 1998, Mr. Carlson was the European Marketing manager with Boston Scientific, where he developed strategic product plans and identified new market opportunities for the European Division.  Mr. Carlson has also held senior level management positions with C.R. Bard, Advanced Surgical Intervention, Vicon Systems, Medtronic and American Medical Systems.  Mr. Carlson has a BA in Business Economics and an MBA in Marketing from the University of Minnesota.

Richard B. Thon became our Chief Financial Officer in July 2004 after serving in this role in an interim capacity on a consulting basis since 2001.  From 2002 to 2004, Mr. Thon was the Chief Financial Officer of CHdiagnostics, LLC, a medical products company.  He served as the Chief Financial Officer and Vice President of Finance for MEDgenesis, a medical products company, from 2000 to 2001.  Mr. Thon began his career as an auditor with KPMG LLP, and since that time has held financial management positions with both public and privately held firms.  Mr. Thon has a B.B.A. in Accounting from the University of Michigan and an M.B.A. in Finance from the University of Wisconsin.

Maurice R. Taylor has served as the Chairman of the Board of PUC since its inception in 1999 and as its Chief Executive Officer until February 2004. In April 2004, PUC merged with an acquisition subsidiary of the Company and became the Company’s sole operating business.  Upon that Merger, Mr. Taylor was appointed to serve as the Company’s Chairman of the Board.  In March, 2005, he was again appointed Chief Executive Officer and served until his retirement from that position effective October 31, 2006.  Mr. Taylor is also Chairman of CNI, Clinical Network Management Corp., and CHdiagnostics, LLC.  He serves as a director and is the former Chairman of the Scripps Whittier Institute for Diabetes.  Mr. Taylor was the founder of Chronimed Inc., and has been involved in several health care and medical technology companies.

David F. Koenig has served as a director of PUC since 1999, and became a director of the Company upon the Merger.  From 1996 to 2005, Mr. Koenig was the Executive Vice President and Chief Operating Officer of Solar Plastics, Inc., a manufacturer of custom rotationally molded plastic parts.  Solar Plastics has four manufacturing facilities and services customers in both domestic and international markets.  Mr. Koenig served as Chief Financial

 Officer and director of Quadion Corporation from 1977 to 1987, a manufacturer of precision-made rubber and plastic components and assemblies for industrial uses.  In this role, he had full responsibility for strategic planning, acquisitions, information services, real estate and legal services, and helped create the plans and implement the programs that took this company from sales of $22 million from three domestic plants to sales exceeding $100 million from six domestic and three foreign plants.  Prior to this time, Mr. Koenig spent 11 years growing and developing his own consulting business focusing on providing services to small to medium-sized companies in the areas of strategic planning and implementation, acquisitions, financing and organizational restructuring.  Earlier, Mr. Koenig was employed by Dain Rauscher as an investment banker, and by General Mills, Inc. and Kroger Co. with responsibilities in strategic planning, acquisitions and finance.  Mr. Koenig received his undergraduate degree in business administration from Indiana University and his M.B.A. from Harvard Graduate School of Business. Mr. Koenig is Chairman of the Nominating and Governance Committee, and is a member of the Audit and Compensation Committees.

Mr. Nazarenko served as a director of PUC from 2001 until the Merger in April 2004 and became a director of the Company upon the Merger.  Since 1992, Mr. Nazarenko has been a co-owner, officer and director of American Phoenix, Inc. of Eau Claire, Wisconsin, a company engaged in the business of rubber processing for the major tire companies.  Since 1996, he has also been co-owner, officer and director of 2N Company, L.L.C., of Minneapolis, Minnesota, a private investment and management company with investments in a broad range of industries and the sole owner of C.S. Medical Technologies, LLC.  Since 1998, Mr. Nazarenko has also been sole owner and President of Kase Energy, LLC, a company that provides high-tech services to oil field operators.  Mr. Nazarenko is Chairman of the Compensation Committee and a member of the Nominating and Governance Committee.

Scott E. Smith has been a director of the Company since May 18, 2006. He is employed by F-2 Intelligence Group (“F-2”), a company engaged in providing critical insights to multinational corporations and private equity clients on a broad range of strategic issues.  From 2002 to 2005, Mr. Smith served as F2’s Director of Corporate Accounts, and is currently F2’s Regional Director for Private Equity. From 1991 to 2001, Mr. Smith was an Audit Partner for Arthur Andersen, serving management and the audit committees of both publicly and privately held companies.  In addition to consultation on financial and accounting issues, Mr. Smith advised his clients on a broad range of issues including acquisitions and strategic planning.  He was the lead partner on numerous IPO’s and served several public companies as the advisory partner.  Mr. Smith is a Certified Public Accountant and a Certified Management Accountant.  Mr. Smith is Chairman of the Audit Committee.

There are no family relationships among our executive officers or directors.

Audit Committee

Our Board of Directors has established a two-member Audit Committee that currently consists of Messrs. Smith and Koenig.  The Board of Directors has adopted a written charter for the Audit Committee.  The Audit Committee was formed after the effectiveness of the Merger, and prior to the Merger, the Company had no such Audit Committee.

The board of directors has determined that both members of the audit committee, Mr. Smith and Mr. Koenig, are “audit committee financial experts” as that term is defined in Item 407(d)(5) of Regulation S-B promulgated under the Exchange Act.  Mr. Smith was an Audit Partner for Arthur Andersen and is a Certified Public Accountant and a Certified Management Accountant.  Mr. Koenig’s relevant experience includes his service as the Chief Financial Officer and director of Quadion Corporation, and his past consulting experience, which involved his oversight and supervision of the performance of business enterprises respecting the preparation, audit and evaluation of financial statements.  Both members of the audit committee currently qualify as “independent directors,” as such term is defined in Section 4200(a)(15) of the NASDAQ listing standards.  Moreover, the board of directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and has past employment experience in finance or accounting.

Code of Ethics Disclosure Compliance

On February 15, 2005, our Board of Directors adopted a Code of Ethics for Financial Executives, which includes our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.  Our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require our directors, executive officers and holders of more than 10 percent of our common stock to file reports of stock ownership and changes in ownership with the Securities and Exchange Commission. Based on the Section 16 reports filed by our directors and executive officers and written representations of our directors and executive officers we believe there were no late or inaccurate filings for transactions occurring during fiscal 2006, except as follows:

Name	Number of Late Reports	Number of Transactions Reported Late
Michael P. Grossman	2	1
Richard B. Thon	2	1
Richard C. Carlson	2	1
Maurice R. Taylor	1	0
Alan Haggerty	1	0
Profile, LLC	1	0
CS Medical	1	0
David F. Koenig	1	0
Alexander Nazarenko	1	0
Scott Smith	1	0

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services rendered in all capacities by our Chief Executive Officer and the other highest-paid executive officers serving as such at the end of fiscal year 2006 whose compensation for that fiscal year was in excess of $100,000.  The individuals named in the table will be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Position	Year	Salary ($)(4)	Bonus ($)(4)	Option Awards ($)(5)	All Other Compensation ($)(6)	Total $

Richard C. Carlson(1) Chief Executive Officer and Director	2006	$125,000	$—	$28,000	$—	$153,000

Maurice R. Taylor, II(2) Former Chief Executive Officer and Chairman of the Board	2006	$190,000	$—	$—	$1,838	$191,838

Michael P. Grossman(3) President, Chief Operating Officer, and former Director	2006	$175,000	$—	$28,000	$1,080	$204,080

Richard B. Thon Chief Financial Officer	2006	$140,000	$18,900	$28,000	$1,200	$188,100

(1)	Mr. Carlson joined the Company on January 3, 2005 as Vice President of Marketing and Sales. He was promoted to the position of Chief Executive Officer on November 1, 2006.

(2)

Mr. Taylor was Chief Executive Officer of the Company until his retirement from that position on October 31, 2006. Mr. Taylor continues to serve as the Chairman of the Company. All compensation Mr. Taylor earned related to his duties as Chief Executive Officer.

(3)

Mr. Grossman served as a director of the Company until his resignation from the Board in December 2006. The contract term of Mr. Grossman’s employment agreement ended effective January 31, 2007. The Company elected not to renew Mr. Grossman’s employment agreement, and effective February 1, 2007, Mr. Grossman is no longer employed by the Company.

(4)	Due to funding limitations, all salaries and bonuses earned between June 15, 2006 and December 31, 2006 have been accrued but not paid as of December 31, 2006.

(5)	Options awarded during the fiscal year are valued in accordance with FAS 123R. See Notes 1(j) and 10(g) to our Consolidated Financial Statements for the material terms of stock option grants.

(6)

Other compensation represents insurance premiums paid by the Company with respect to term life insurance policies for the benefit of the named executives. There is no cash surrender value associated with any of the policies.

Employment Agreements

The Company (including the Company’s wholly owned subsidiary PUC) is a party to an employment agreement with Mr. Thon, its CFO.  The Company is working to finalize an employment agreement with Mr. Carlson, its CEO, which it expects will be completed and executed in April 2007.

On July 21, 2004, PUC entered into an employment agreement with Mr. Thon.  Mr. Thon’s agreement calls for an annual salary of $140,000, with the annual bonus potential to be set each year by the Compensation Committee, and a term that continues through July 21, 2007, eligibility to participate in an annual grant of options to purchase shares of common stock as determined by the Company’s Board of Directors, and a non-competition clause applicable for the period ending one year from termination.  The agreement also provides that, upon termination without cause (or a change of employment that Mr. Thon elects to treat as a termination of employment), Mr. Thon will receive as severance six months of base salary plus four months of base salary for each year of prior service to the Company (up to a maximum of 24 months of base salary), plus the prorated average of any bonus or incentive compensation paid over the previous two years.  Additionally, all unvested stock options then held by Mr. Thon will immediately vest and be exercisable up to one-year from the date of termination. In the event of a “change in control” resulting in a termination of employment, change of location, or decrease in the level of responsibility of the executive (any of which occurring within two years of the “change in control”), the Company shall compensate the executive as if he were terminated without cause, as described above.

During the year ended December 31, 2006, the Company was also party to an employment agreement with Mr. Taylor, its former CEO, that terminated with his retirement from that position effective November 1, 2006.  The agreement with Mr. Taylor provided for an annual salary of $190,000 and maximum bonus potential of 75 percent of his base pay.  In recognition of his role in facilitating the orderly transition to our new CEO following his retirement, Mr. Taylor continued to accrue his former salary ($15,833 per month) through December 31, 2006.  The Company is working with Mr. Taylor to address further transition activities and payment of accrued salary, and expects to complete and execute an agreement in this regard in April 2007.

Also during the year ended December 31, 2006, the Company was party to an employment agreement with Mr. Grossman, its former President and COO, that expired on January 31, 2007.  The Company elected not to renew the employment agreement.  Mr. Grossman’s agreement provided for an annual salary of $175,000 with a maximum bonus potential of 50 percent of his base pay.  The Company is working with Mr. Grossman to address payment of his accrued salary, and expects to complete and execute an agreement in this regard in April 2007.

At December 31, 2006, approximately $362,000 of our senior management’s salaries and bonuses had not been paid, and were recorded as an accrued liability.

Outstanding Equity Awards at Fiscal Year-End

No stock options or stock-appreciation rights were exercised during fiscal year 2006, and no stock-appreciation rights were outstanding at the end of such fiscal year.  The table below sets forth outstanding but unexercised options of the Named Executive Officers as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Expiration Date
Richard C. Carlson	95,841	54,159(1)	—	$2.35	January 3, 2015
	—	—	50,000(4)	$0.75	March 1, 2011

Maurice R. Taylor, II	186,000	—	—	$1.13	April 18, 2012

Michael P. Grossman	355,034	24,966(3)	—	$2.00	February 1, 2014
	—	—	50,000(4)	$0.75	March 1, 2011

Richard B. Thon	30,000	—	—	$1.13	April 18, 2012
	161,124	38,876(2)	—	$2.50	July 21, 2014
	—	—	50,000(4)	$0.75	March 1, 2011

(1)	Options vest in monthly installments, ratably through January 3, 2008
(2)	Options vest ratably monthly installments, through July 21, 2007.
(3)	Options vest ratably monthly installments, through January 31, 2007.
(4)	Equity Incentive Plan Awards vest upon the Company securing FDA approval of its ProUroScanTM system. See Note 10(g) to our Consolidated Financial Statements for material terms of stock option grants.

Compensation of Directors

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards(4) ($)	Total ($)
Alexander Nazarenko(1)	$7,500	—	$7,500
David Koenig(2)	$8,542	—	$8,542
Scott Smith(3)	$4,375	$17,700	$22,075

(1)	Chairman of the Compensation Committee.
(2)	Chairman of the Nominating and Governance Committee, and was Chairman of the Audit Committee through May 30, 2006.
(3)	Elected to the Board of Directors and named Chairman of the Audit Committee on May 30, 2006. Options vest in monthly installments, ratably through May 30, 2008
(4)	Outside directors held options to acquire a total of 90,000 shares at December 31, 2006.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management Table

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 21, 2007, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.  (Unless otherwise indicated, the address of each of the following persons is 5500 Wayzata Boulevard, Suite 310, Golden Valley, MN  55416).

Name	Shares Beneficially Owned	Percent of Class
Richard C. Carlson(1)	133,344	*
Michael P. Grossman (2)	380,000	2.4
David Koenig(3)	565,219	3.6
Alex Nazarenko(4)	3,683,926	22.0
Scott Smith(5)	157,753	1.0
Maurice R. Taylor II (6)	1,700,588	10.7
Richard Thon (7)	213,348	1.3
All directors and officers as a group (7 total) (8)	6,549,674	36.9
Clement Nelson(9) 5644 Heather Ridge Court Shoreview, MN 55126	2,127,498	13.6
CS Medical Technologies, LLC(10) 2277 West Highway 36, Suite 254 Roseville, Minnesota 55113	1,947,498	12.4
Profile, L.L.C. (11) 2700 Corporate Drive, Suite 120 Birmingham, Alabama 35242	1,415,048	9.0

*Less than one percent (1%).

(1)

Includes options to purchase up to 133,334 shares of common stock which are currently exercisable or exercisable within 60 days. Of Mr. Carlson’s options, 116,676 are exercisable at $2.35 per share, and 16,668 are exercisable at $0.50 per share.

(2)	Includes options to purchase up to 380,000 shares of common stock which are currently exercisable at $2.00 per share.

(3)

Includes 18,750 shares held by Clinical Network, LLC, and 265,714 shares held by Clinical Network, Inc., with respect to each of which Mr. Koenig is an officer and minority owner. Also includes 182,895 shares of common stock held directly, options to purchase up to 30,000 shares of common stock which are currently exercisable or exercisable within 60 days at $1.13 per share, and immediately exercisable warrants to purchase 67,860 shares at $1.67 per share.

(4)

Includes 1,947,498 shares held by CS Medical Technologies, LLC, of which Mr. Nazarenko is a managing officer and member. Also includes 483,928 shares of common stock held directly, options to purchase up to 30,000 shares of common stock which are currently exercisable or exercisable within 60 days at $1.13 per share, and options to purchase 1,335,000 shares from Profile, L.L.C. that are currently exercisable or exercisable within 60 days at $0.55 per share.

(5)	Includes 145,213 shares held directly and options to purchase up to 12,500 shares of common stock which are currently exercisable or exercisable within 60 days at $0.70 per share.

(6)

Includes 18,750 shares of common stock held by Clinical Network, LLC, and 265,714 shares held by Clinical Network, Inc., with respect to each of which Mr. Taylor is a managing officer and majority owner. Also includes 1,227,624 shares of common stock held directly, 2,500 shares held by his spouse, and options to purchase 186,000 shares of common stock which are currently exercisable at $1.13 per share. Of Mr. Taylor’s directly held shares, 576,482 shares are pledged as security on a bank loan.

(7)

Includes options to purchase up to 213,348 shares of common stock which are currently exercisable or exercisable within 60 days. Of Mr. Thon’s options, 30,000 are exercisable at $1.13 per share, and 183,348 are exercisable at $2.50 per share.

(8)	Includes Messrs. Carlson, Grossman, Koenig, Nazarenko, Smith, Taylor, and Thon.

(9)	Includes 1,947,498 shares held by CS Medical Technologies, LLC, of which Mr. Nelson is a managing officer and member, and 180,000 shares held directly.

(10)	The beneficial owners of CS Medical Technologies, LLC are Clement Nelson and Alex Nazarenko (a director of the Company).

(11)

The managers of Profile, LLC are T. Forcht Dagi and Stanley L. Graves, who share voting and investment power over the securities held by Profile, LLC. Cordova Technology Partners, L.P., a private investment fund, by virtue of its 44.34% ownership interest in Profile, LLC, indirectly has a pecuniary interest in 627,415 shares of the Company’s common stock. The management committee of Cordova Technologies, LLC, of which T. Forcht Dagi is a member, exercises voting and investment power over the securities held by Cordova Technology Partners, L.P.

Securities Authorized for Issuance under Equity Compensation Plans as of Last Fiscal Year (December 31, 2006)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,604,169	$1.62	1,395,831
Equity compensation plans not approved by stockholders (2)	2,159,488	$1.46	—
Total	3,763,637	$1.53	1,395,831

(1)                      Includes shares of our common stock issuable under options issued under our 2002 and 2004 Plans (as defined below).

(2)                      Consists of warrants issued to vendors, consultants, and loan guarantors.

Option Plans

The Board of Directors adopted the 2002 and 2004 Plans to provide a means by which our employees, directors, officers and consultants may be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.  The officers’ options vest ratably over a 36-month period from the date of issuance and the directors’ options vest ratably over a 24-month period from the date of issuance, while the vesting of consultants’ options are determined on a case-by-case basis.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 123R, “Share-Based Payment” we have elected to utilize the fair-value method of accounting for these options.  An aggregate of $344,234, $297,732, and $1,143,644 of stock-based compensation related to these options was recognized in the years ended December 31, 2006, 2005 and the period from August 17, 1999 to December 31, 2006, respectively.

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

Under the 2002 Plan, we are able to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares, and cash awards.  As of December 31, 2006 there were options to purchase 1,195,000 shares of our common stock outstanding under the 2002 Plan that are exercisable at prices ranging from $0.75 to $2.00.  All of these options are held by Company officers, consultants and directors.

2004 Plan.

On July 12, 2005, our stockholders approved a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the “2004 Plan”).  The 2004 Plan provides for the grant of both incentive and non-statutory stock options.  Incentive stock options granted under the 2004 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the 2004 Plan will not qualify as incentive stock options under the Code.  We have reserved 1,500,000 shares of common stock for issuance under the 2004 Plan.  As of December 31, 2006, there were options to purchase 409,169 shares of our common stock outstanding under the 2004 Plan that are exercisable at prices ranging from $0.60 to $2.50 per share. All of these options have been issued to Company officers and directors.

ITEM 12:                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Company History

PUC was initially founded by shareholders of Clinical Network in August 1999.  Clinical Network was originally established in 1990 for the purpose of pursuing treatments for stress urinary incontinence in women.  In July 2001, Clinical Network began collaborating with CS Medical, a developer of microwave treatment technology for prostate and cardiology treatments, for the development of products for the male urology market.  At that time, PUC acquired from Clinical Network and CS Medical all assets and rights associated with the minimally invasive microwave therapy in exchange for an aggregate of 3,000,000 shares of PUC common stock.  Alex Nazarenko, a Company director (and former director of PUC), is a principal shareholder and controlling person of CS Medical.  Currently, CS Medical owns 1,947,498 shares of our common stock.  In addition, Maurice R. Taylor, the Company’s Chairman (and Chairman of PUC), and David Koenig, a Company director (and a former director of PUC), are principal shareholders and controlling persons of Clinical Network and Clinical Network, L.L.C. (a limited liability company affiliated with Clinical Network), which together beneficially own 284,464 shares of our common stock.  Prior to the transactions with Clinical Network and CS Medical, neither of such companies (nor the individual directors named above) were related parties or otherwise affiliated with PUC.  Accordingly, these transactions were negotiated at arms-length.  The Company believes that the terms of the above described transactions were fair to the Company.

Loan Transactions

From October 2001 through May 2002, Clinical Network loaned a total of $123,616 to the Company.  The Company accrued interest on this debt at an annual rate of 5 percent.  The Company repaid this loan in installments of $12,950, $77,419, $24,301 and $8,943 in 2002, 2003, 2004 and 2006, respectively.  At the time of the loans, Maurice R. Taylor, II, then the Company’s Chief Executive Officer and Chairman, was also a director of Clinical Network.

Director Independence

Our independent directors, as determined by the Board of Directors under rules and guidelines of NASDAQ, are David F. Koenig, Alexander Nazarenko, and Scott Smith.

ITEM 13:  EXHIBITS

Exhibit No.	Description
2.1

Agreement of Merger and Reorganization by and among Global Internet Communications, Inc., GIC Acquisition Co., and ProUroCare Inc. dated April 5, 2004 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 20, 2004).

3.1

Articles of Merger relating to the merger of GIC Acquisition Co., then a wholly owned subsidiary of the registrant with and into ProUroCare Inc., as filed with the Minnesota Secretary of State on April 5, 2004 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 20, 2004).

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

4.3

Warrant to acquire 90,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Artann Laboratories, Inc. effective as of July 19, 2004 (incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2/A filed October 1, 2004).

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

4.7

Form of warrants issued to promissory note guarantors and a lender between September 14 and October 19, 2005 (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-KSB filed March 31, 2006).

4.8	Convertible Subordinated Debenture dated February 17, 2006 issued in favor of William Reiling (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed February 23, 2006).

4.9	Convertible Subordinated Debenture dated February 17, 2006 issued in favor of James Davis (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed February 23, 2006).

4.10	Convertible Subordinated Debenture dated February 28, 2006 issued in favor of Phillips Smith Family Trust (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed March 3, 2006).

4.11	Convertible Subordinated Debenture dated February 28, 2006 issued in favor of Bruce Culver (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed March 3, 2006).

4.12

Warrant to acquire 25,000 shares of common stock of ProUroCare Medical, Inc. issued in favor of Adron Holdings, LLC, dated January 25, 2006 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed January 31, 2006).

4.13

Security Agreement between Crown Bank and ProUroCare, Inc., dated January 11, 2006 and executed February 16, 2006 (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed February 23, 2006).

4.14	Security Agreement between Crown Bank and ProUroCare, Inc., dated February 28, 2006 (incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K filed March 3, 2006).

4.15	Security Agreement between Crown Bank and ProUroCare Medical, Inc., dated February 28, 2006 (incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K filed March 3, 2006).

4.16

Warrant to acquire 37,500 shares of common stock of ProUroCare Medical, Inc. issued in favor of Roman Pauly and Maryjo Pauly, dated June 1, 2006 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 6, 2006).

4.17

Form of warrant to acquire shares of common stock of ProUroCare Medical, Inc. issued to lenders in connection with a $100,000 promissory note, dated November 29, 2006 and January 3, 2007 (filed herewith).

4.18

Form of warrants to acquire shares of common stock of ProUroCare Medical Inc. issued in favor of subscribers of the Company’s $500,000 Investment Unit offering dated January 18 and January 23, 2007 (filed herewith)

4.19	Convertible Subordinated Debenture dated February 17, 2006 issued in favor of William Reiling (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed February 23, 2006).

4.20	Convertible Subordinated Debenture dated February 17, 2006 issued in favor of James Davis (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed February 23, 2006).

4.21

Convertible Subordinated Debenture dated February 28, 2006 issued in favor of Phillips W. Smith Family Trust (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed March 3, 2006).

4.22	Convertible Subordinated Debenture dated February 28, 2006 issued in favor of Bruce Culver (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed March 3, 2006).

4.23

Form of revised Convertible Subordinated Debenture issued to William Reiling, James Davis, Bruce Culver, and the Phillips W. Smith Family Trust in replacement of Convertible Subordinated Debentures dated February 17, 2006 and February 28, 2006 (filed herewith).

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

10.3

License Agreement by and between Profile, LLC and ProUroCare Inc., dated January 14, 2002, as amended on March 22, 2002 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 20, 2004).

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

10.6

Development Agreement by and among ProUroCare Medical Inc., Artann Laboratories, Inc. and Armen Sarvazyan, dated July 15, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB filed August 3, 2004).

10.7 *

Employment Agreement by and between ProUroCare Medical Inc. and Maurice R. Taylor, II, dated January 1, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2005).

10.8 *	Employment Agreement by and between ProUroCare Medical Inc. and Michael P. Grossman ,dated March 4, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 9, 2005).

10.9 *	ProUroCare Medical Inc. 2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-KSB filed March 31, 2005).

10.10 *	ProUroCare Medical Inc. 2004 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-KSB filed March 31, 2005).

10.11 *	Employment Agreement by and between ProUroCare Inc. and Richard B. Thon, dated July 21, 2004 (incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2 filed August 3, 2004).

10.12	Promissory Note between Venture Bank and ProUroCare Inc., dated March 31, 2005 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form SB-2/A filed April 4, 2005).

10.13	Commercial Security Agreement between Venture Bank and ProUroCare Inc. dated March 31, 2005 (incorporated by reference to Exhibit 10.19 to Registration Statement on Form SB-2/A filed April 4, 2005).

10.14

Placement Agency Agreement between Stonegate Securities, Inc. and ProUroCare Medical Inc., dated April 11, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10QSB filed August 22, 2005).

10.15	Change in Terms Agreement between Venture Bank and ProUroCare Inc., dated July 2, 2005 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10QSB filed August 22, 2005).

10.16	Memorandum of Understanding between ProUroCare Inc. and Urologix, Inc., dated July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 2, 2005).

10.17	Sublicense agreement between ProUroCare Inc. and Urologix, Inc., dated July 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 2, 2005).

10.18

Amendment #1 to License Agreement by and between ProUroCare Inc. and Rensselaer Polytechnic Institute Dated July 13, 2001, dated July 27, 2005 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 2, 2005).

10.19 *

Final Settlement Agreement and Unconditional Release between Todd E. Leonard and ProUroCare, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed August 2, 2005).

10.20 *

Employment Offer Agreement by and between ProUroCare Medical Inc. and Alan L. Haggerty, dated September 6, 2005 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-KSB filed March 31, 2006).

10.21

Promissory Note in the amount of $100,000 issued by ProUroCare Inc. in favor of Venture Bank, dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 20, 2005).

10.22

Promissory Note in the amount of $100,000 issued by ProUroCare Inc. in favor of Roman Pauly and Maryjo Pauly, dated September 21, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2005).

10.23

Promissory Note in the amount of $300,000 issued by ProUroCare Inc. in favor of Venture Bank, dated October 20, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 25, 2005).

10.24	Demand Promissory Note issued in favor of Alexander Nazarenko, dated January 25, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 31, 2006).

10.25	Demand Promissory Note issued in favor of David Koenig, dated January 25, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 31, 2006).

10.26

Loan Agreement by and among Adron Holdings, LLC, ProUroCare Inc., Maurice Taylor II and David Koenig, dated January 25, 2006 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 31, 2006).

10.27	Promissory Note issued in favor of Adron Holdings, LLC, dated January 25, 2006 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 31, 2006).

10.28

Promissory Note issued in favor of Crown Bank, executed February 16, 2006 and effective January 11, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 23, 2006).

10.29	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated January 10, 2006 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 23, 2006).

10.30	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated February 28, 2006 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 3, 2006).

10.31

Assignment of CS Medical Technologies LLC License Agreement between ProUroCare Inc. and Crown Bank, dated January 11, 2006 and executed February 16, 2006 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 23, 2006)

10.32

Assignment of Profile LLC License Agreement between ProUroCare Inc. and Crown Bank, dated January 11, 2006 and executed February 16, 2006 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 23, 2006).

10.33	Promissory Note issued in favor of Crown Bank, dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 3, 2006).

10.34

Final Settlement Agreement and Unconditional Release between Todd E. Leonard, and ProUroCare, Inc., dated March 3, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 3, 2006).

10.35	Promissory Note issued in favor of Roman Pauly, dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2006).

10.36

Amendment #1 to Promissory Note dated June 1, 2006 issued in favor of Roman Pauly, dated August 24, 2006 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB filed September 18, 2006).

10.37	Promissory Note issued in favor of Adron Holdings, LLC, dated November 29, 2006, as amended March 21, 2007 (filed herewith).

10.38	Amendment #2 to Promissory Note dated June 1, 2006 issued in favor of Roman Pauly, dated March 21, 2007 (filed herewith).

10.39	Amendment to MOU between ProUroCare Inc. and Urologix Inc., dated March 21, 2007 (filed herewith).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Annual Report on Form 10KSB filed March 31, 2005).

21.1	List of Subsidiaries of ProUroCare Medical Inc. (incorporated by reference to Exhibit 21.1 to Registration Statement on Form SB-2 filed August 3, 2004).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Virchow Krause for professional services rendered for the calendar years ended December 31, 2006 and 2005, respectively:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$59,700	$46,100
Audit-related Fees	—	3,335
Tax Fees	890	2,740
All Other Fees	—	—
Total Fees	$60,590	$52,175

Audit Fees. These consist of fees billed by our auditors for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-related Fees. These consist of fees billed by our auditors for professional services rendered for the review of the Form SB-2 filing and SEC comment letters

Tax Fees. These consist of fees billed by our auditors for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees paid.

Preapproval Policies

The policy of our audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002).  This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting.  Approval of non-audit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934.  100 percent of the fees paid to Virchow Krause were pre-approved as aforesaid.

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

ProUroCare Medical, Inc.

By:	/s/ Richard C. Carlson
Richard C. Carlson
Chief Executive Officer
Date: March 30, 2007

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed as of the 30th day of March, 2007, by the following persons in the capacities indicated.

Name	Title

/s/ Richard C. Carlson	Chief Executive Officer (Principal Executive Officer)
Richard C. Carlson

/s/ Richard Thon	Chief Financial Officer (Principal Financial and
Richard Thon	Accounting Officer)

/s/ Maurice R. Taylor, II	Chairman
Maurice R. Taylor, II

/s/ David Koenig	Director
David Koenig

/s/ Alex Nazarenko	Director
Alex Nazarenko

/s/ Scott E. Smith	Director
Scott E. Smith

7