Form 10QSB
period 2007-03-31
ProUroCare Medical Inc.
filed 2007-05-15
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-103781

ProUroCare Medical Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-1212923
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

5500 Wayzata Blvd., Suite 310

Golden Valley, Minnesota 55416

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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  15,832,947 shares of common stock outstanding as of May 11, 2007 (par value $0.00001 per share).

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

ProUroCare Medical Inc.

Form 10-QSB for the

Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$18,672	$2,407
Other receivables	24,407	—
Prepaid expenses	1,685	15,459
Total current assets	44,764	17,866
Equipment and furniture, net	2,765	3,739
Debt issuance costs, net	442,986	573,013

	$490,515	$594,618

Liabilities and Shareholders’ Deficit

Current liabilities:
Notes payable, bank	$2,200,000	$—
Notes payable, net of original issue discount	150,000	174,338
Accounts payable	446,009	385,793
Accrued expenses	638,782	662,226
Loans from officers and directors	4,350	15,450
Total current liabilities	3,439,141	1,237,807

Commitments and contingencies
Long-term bank debt	—	2,200,000
Long-term convertible debentures, net of original issue discount	270,256	209,983
Total liabilities	3,709,397	3,647,790

Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 15,479,039 and 14,399,686 shares on March 31, 2007 and December 31, 2006, respectively	155	144
Additional paid-in capital	10,793,917	10,111,482
Deficit accumulated during development stage	(14,012,954)	(13,164,798)

Total shareholders’ deficit	(3,218,882)	(3,053,172)

	$490,515	$594,618

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Operations

(Unaudited)

			Period from
	Three months	Three months	August 17,1999
	ended	ended	(inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007
Operating expenses:
Research and development	$24,820	$87,927	$4,738,744
General and administrative	444,441	405,543	6,943,663

Total operating expenses	469,261	493,470	11,682,407

Operating loss	(469,261)	(493,470)	(11,682,407)

Interest income	—	—	16,480
Interest expense	(295,195)	(238,424)	(2,263,327)
Debt extinguishment cost	(83,700)	—	(83,700)

Net loss	$(848,156)	$(731,894)	$(14,012,954)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.05)	$(1.56)

Weighted average number of shares outstanding:
Basic and diluted	15,009,971	14,184,538	8,972,154

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months	Period from
	ended	ended	August 17,1999
	March 31,	March 31,	(inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(848,156)	$(731,894)	$(14,012,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	974	974	18,032
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	184,224	86,941	1,339,942
Issuance of common stock for services rendered	—	—	156,904
Warrants issued for services	—	—	468,636
Warrants issued for debt guarantees	—	—	320,974
Warrants issued for debt extinguishment	83,700	—	83,700
Amortization of note payable original issue discount	23,162	12,184	152,247
Amortization of convertible debt original issue discount	60,273	39,952	270,256
Amortization of debt issuance and deferred offering costs	130,028	132,148	907,558
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	—	(50,000)	(189,554)
Other receivables	(24,407)	(17,100)	(24,407)
Prepaid expenses	13,773	2,860	66,751
Accounts payable	60,216	(138,471)	837,191
Accrued expenses	26,467	(553,436)	807,413
Net cash used in operating activities	(289,746)	(1,215,842)	(6,551,215)

Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Net cash used in investing activities	—	—	(20,797)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	500,000
Payment of note payable, bank	—	(400,000)	(500,000)
Proceeds of notes payable	—	48,000	340,500
Payment of notes payable	(29,100)	(148,000)	(1,011,954)
Proceeds from long-term debt	—	1,966,517	2,200,000
Payments for debt issuance costs	—	(228,668)	(231,966)
Payment for rescission of common stock	—	—	(100,000)
Net advances (payments) to Clinical Network, Inc.	—	(8,943)	—
Proceeds from loans from officers and directors	—	—	15,450
Payments for deferred offering costs	—	—	(28,827)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	335,111	—	5,570,037
Net cash provided by financing activities	306,011	1,228,906	6,590,684
Net increase in cash	16,265	13,064	18,672
Cash, beginning of the period	2,407	37	—
Cash, end of the period	$18,672	$13,101	$18,672

Supplemental cash flow information:
Cash paid for interest	$80,304	$47,062	$438,285
Non-cash investing and financing activities:
Warrants issued pursuant to note payable	$23,162	$23,000	$234,909
Common stock issued in lieu of cash for accrued expenses	49,911	—	167,554
Common stock issued in lieu of cash for loans from officers and directors	7,000	—	7,000
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in Additional paid-in capital)	—	733,334	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Warrants issued for debt issuance costs	—	—	242,612
Conversion of accounts payable to note payable	—	—	241,613
Deposits applied to note payable and accrued interest	—	—	142,696
Common stock issued in lieu of cash for accounts payable	—	—	101,587
Common stock issued for deferred offering expenses	—	22,750	91,501
Prepaid expenses financed by note payable	—	—	68,437
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furinture and equipment applied to accounts payable	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.
A Development Stage Company
Notes to Consolidated Financial Statements

March 31, 2007 and 2006 and the period from
August 17, 1999 (inception) to March 31, 2007

(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies.

(a)                                 Description of Business, Development Stage Activities, and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company, “we” or “us”) is a development stage company that is developing diagnostic and imaging technology for use in the detection and treatment of prostate cancer, enlarged prostates and other male urological conditions.  The Company’s developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

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

Pursuant to a merger agreement effective April 5, 2004 among ProUroCare Inc. (“PUC”), Global Internet Communications, Inc. (“Global”), and GIC Acquisition Corp., a wholly owned subsidiary of Global (“GIC”), GIC merged with and into PUC, which remained as the surviving company and a wholly owned operating subsidiary of Global (the “Merger”).  On April 26, 2004, Global changed its name to ProUroCare Medical Inc. In connection with the Merger, Global completed a private placement of 2,205,000 shares of common stock (the “Private Placement”) pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PUC.  Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)                                 Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(c)                                  Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company’s significant estimates include the determination of the fair value of its common stock, contingent liability expense, and the valuation of license rights. Actual results could differ from those estimates.

(d)                                 Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the three month periods ended March 31, 2007 and 2006 and the period from August 17, 1999 (inception) to March 31, 2007 since the Company reported a net loss for these periods.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaced SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  Stock-based employee and non-employee compensation cost related to stock options was $184,224, $86,941 and $1,216,918 for the three months ended March 31, 2007 and 2006, and the period from August 17, 1999 (inception) to March 31, 2007, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $185,000 and $107,000 for the years ending December 31, 2007 and December 31, 2008, respectively.

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

In determining the compensation cost of the options granted during the three months ended March 31, 2007 and 2006, as specified by SFAS 123R and SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the three months ended March 31,
	2007	2006
Risk-free Interest Rate	4.86%	4.7%
Expected Life of Options Granted(1)	4.0 years	2.8 years
Expected Volatility	133.4%	182.9%
Expected Dividend Yield	0	0

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

(f)                                    Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Note 5(c)).  The weighted-average fair value of the warrants granted during the three months ended March 31, 2007 was $0.42, and such warrants are immediately vested and exercisable on the date of grant.  During the three months ended March 31, 2006, an immediately vested and exercisable warrant was issued to a lender to acquire 50,000 shares of common stock at $0.50 per share pursuant to a $23,000 loan.  The fair value of stock warrants estimated at grant date using the Black-Scholes pricing model exceeded the amount of the loan.  Accordingly, the value of this warrant was recorded as $23,000, or $0.46 per share and was expensed during the three months ended March 31, 2006 due to the note being paid in full.  No other warrants were issued during the three months ended March 31, 2006.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2007	2006
Risk-free Interest Rate	4.73%	4.41
Expected Life of Warrants Issued (1)	5 years	5 years
Expected Volatility	135.1%	132.0
Expected Dividend Yield	0	0

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

(g)                                 Other Receivables

Other receivables represent amounts due within 30 days from a joint development partner for their portion of the cost of the joint development project.  At March 31, 2007 and December 31, 2006, no reserves were recorded.

(h)                                 Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2007, we had an accumulated deficit of approximately $14,013,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

(i)                                    Recent Accounting Pronouncements

FASB 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on their respective financial position and results of operations.

Note 2.  Notes Payable – Bank.

In February 2006, the Company completed two closings of a senior debt financing.  Pursuant to the two closings, on February 16, 2006, the Company issued a promissory note to Crown Bank in the amount of $1,200,000 at an interest rate of the prime rate plus one percent (9.25 percent at March 31, 2007 and December 31, 2006).  This promissory note matures on January 11, 2008.  On February 28, 2006, the Company issued a second promissory note to Crown Bank in the amount of $1,000,000, also at an interest rate of the prime rate plus one percent.  This promissory note matures on February 29, 2008.  The average interest rate of the notes was 9.25 percent for the three months ended March 31, 2007.

The promissory notes are secured by a pledge of all Company assets, including two technology licenses that were assigned to Crown Bank, and guaranteed by four accredited individual investors.  In consideration for their guarantees, the Company issued 10 percent unsecured convertible subordinated debentures totaling $733,334 to the four guarantors (see Note 4).

Note 3.  Notes Payable.

On June 1, 2006, PUC borrowed $75,000 from an investor, and in connection therewith issued to such investor a promissory note to mature on August 30, 2006.  On August 24, 2006, the promissory note was amended to mature on the first of the Company’s closing of an aggregate of $1 million of net proceeds under its financing efforts or October 29, 2006.  On January 22, 2007, the Company repaid $25,000 of the promissory note.  On March 20, 2007, the promissory note was amended for a second time to extend the due date of the remaining balance until the Company closes on an aggregate of $750,000 or more of new financing.  The promissory note and amendments thereto bear interest at the prime rate.  Interest expense recorded during the three months ended March 31, 2007 related to this note was $1,209.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 37,500 shares of the Company’s common stock at $0.50 per share.  In connection with the amendments, following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006  During the three month period ended March 31, 2007, the Company expensed as debt extinguishment cost $20,267 related to the accrual of 37,530 warrants to be issued pursuant to the terms of the promissory note.  As of March 31, 2007, the Company had accrued for issuance warrants to acquire 89,238 shares of the Company’s common stock pursuant to this arrangement.

On November 30, 2006, the Company borrowed $100,000 from Adron Holdings, LLC (“Adron”).  In connection therewith, the Company issued to Adron an unsecured promissory note that bears interest of $5,000 per month and was set to mature on January 2, 2007.  Under the terms of the promissory note, the Company issued a five-year warrant (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share, and additional five-year warrants (immediately exercisable) to acquire 50,000 shares at $0.50 per share when the loan was not repaid on January 2, 2007 (see Note 10(e)).  On March 20, 2007, the Company amended the promissory note to extend its due date until the first to occur of (1) the Company closing on an aggregate of $750,000 or more of new financing, or (2) April 30, 2007.  In connection with the amendment, the Company issued to Adron’s partners five-year warrants (immediately exercisable) dated February 1, 2007 to acquire a total 50,000 shares of Company common stock at $0.50 per share, and following repayment of the promissory note, the Company will issue additional five-year warrants (immediately exercisable) to Adron’s partners to acquire 1,667 shares of the Company’s common stock for each day the promissory note is outstanding on and after March 1, 2007, at $0.50 per share.  As of March 31, 2007, the Company had accrued for issuance warrants to acquire 51,677 shares of the Company’s common stock pursuant to this arrangement.  During the three month period ended March 31, 2007, the Company expensed as debt extinguishment cost $36,604 related to the issuance of the 50,000 warrants on February 1, 2007 and the accrued 51,677 warrants to be issued pursuant to the terms of the promissory note.

Note 4.  Long-Term Debt - Convertible Debentures.

As consideration to the four guarantors to provide their guarantees for $2,200,000 of bank promissory notes (see Note 2), the Company issued $733,334 of unsecured convertible 10 percent debentures.  All of the debentures mature three years from the date of issue (February, 2009) (coincident with the closing dates of the promissory notes as noted above) and are convertible into Company common stock at a price of $0.50 per share.  If the guarantees of the underlying bank indebtedness are not released by August 31, 2007 (or subsequently October 31, 2007), the conversion price becomes $0.40 per share (and subsequently $0.30 per share), respectively.  The cost of the debentures was recorded as debt issuance cost and is being amortized as interest expense over the term of the underlying bank note payable.  The value of the beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($0.30 per share), multiplied by the number of conversion shares that would be issued at that conversion price (2,444,444 shares).  The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount as defined in EITF No. 98-5 against the convertible debt liability and is being amortized as interest expense over the term of the convertible debentures.

On March 21, 2007, the Company and the four guarantors agreed to amend the debenture agreements.  Under the terms of the revised debentures, each debenture holder agreed to accept as payment for interest due on the debenture the following:

•                  cash paid for interest from inception through May 31, 2006 (previously paid in 2006);

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

Accordingly, on March 21, 2007, the Company issued a total of 124,780 shares of its common stock and three-year warrants (immediately exercisable) to acquire up to 62,392 shares of its common stock at $0.50 per share to the four guarantors.  The warrants, valued at $26,829 using the Black-Scholes pricing model, were expensed as debt extinguishment costs.  Other terms of the debentures were not changed.

Note 5.  Shareholders’ Equity.

(a)                                 Common Stock

On January 18, 2007, the Company sold 312,500 of the Company’s Investment Units, on January 23, 2007, sold an additional 312,500 Units, and on February 28, 2007 sold an additional 312,500 Units, all at a price of $0.40 each, with total proceeds of $375,000.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $0.25 ($0.50 per whole share), exercisable at the discretion of the investor during the term of the warrant.  The issuance was made in reliance on exemption from registration provided under

Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

On February 12, 2007, the Company issued 17,073 shares of its common stock to Mr. Scott Smith, a director of the Company, as repayment of a $7,000 loan to the Company from Mr. Smith.  The per share value of the stock of $0.41 was based on the last selling price prior to this issuance as reported on the Over-the-Counter Bulletin Board.  No underwriter was used, and no commissions were paid on the transaction. The shares were sold in a transaction exempt from registration under Section 4(2) of the Securities Act as the transaction was a non-public offering to a single subscriber.

On March 21, 2007, the Company and the four guarantors of the Company’s bank notes payable (see Note 2) agreed to amend the related debenture agreements.  Pursuant to the revised debenture agreements, among other things, the Company issued a total of 124,780 shares of its common stock to the four guarantors in lieu of accrued interest.  The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

(b)                                 Stock Options

On February 1, 2007, the Company granted to Mr. Richard Carlson, our Chief Executive Officer, a seven-year option to acquire up to 200,000 shares of the Company’s common stock at a price of $0.50 per share.  The options were valued at $0.34 per share using the Black-Scholes pricing model and will be expensed over the vesting period as general and administrative expense.  The options will vest according to the following schedule if the enumerated conditions are satisfied:

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

(c)                                  Warrants

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

•                  In connection with amendments to a $75,000 promissory note originally issued to an investor on June 1, 2006 (see Note 3), following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006.

•                  In connection with the Adron Note, on January 2, 2007 the Company issued to Adron’s partners five-year warrants (immediately exercisable) to acquire 50,000 shares of the Company’s common stock at $0.50 per share (see Note 3).

•                  In connection with the March 20, 2007 amendment of the Adron Note, the Company issued to Adron’s partners five-year warrants (immediately exercisable) dated February 1, 2007 to acquire 50,000 shares of Company common stock at $0.50 per share, and following repayment of the Adron Note, the Company will issue additional five-year warrants (immediately exercisable) to Adron’s partners to acquire a total of 1,667 shares of the Company’s common stock for each day the Adron Note is outstanding on and after March 1, 2007, at $0.50 per share (see Note 3).

•                  On March 14, 2007, upon the termination of employment of an employee, and in consideration for agreeing to defer payment of accrued salaries until the Company is able to make such payments (on the same basis as the payment of deferred salaries of continuing employees), the Company agreed to extend by three years the expiration date of 300,000 warrants beneficially held by the employee.  The incremental compensation cost associated with modification of the warrant was computed as the increase in the fair value of the warrant as determined under the provisions of SFAS 123R over the fair value so determined immediately before the modification.  The $96,000 incremental compensation cost so determined was expensed during the quarter ended March 31, 2007.

•                  On March 21, 2007, the Company and four guarantors of the Company’s bank notes payable (see Note 2) agreed to amend the related debenture agreements.  Pursuant to the revised debenture agreements, among other things, the Company issued three-year warrants (immediately exercisable) to acquire a total of 62,392 shares of its common stock at $0.50 per share to the four guarantors (see Note 4).

Note 6.  Development Agreements.

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

Note 7.  Subsequent Events.

On April 2, 2007, the Company issued 41,408 shares of its common stock to a vendor, as payment for product development work valued at $20,704.

On April 16, 2007, ProUroCare entered into an agreement (the “Cooperation Agreement”) with Artann Laboratories Inc. (“Artann”) in which the parties agreed to terminate their existing Research and Development Agreement and to use their best efforts to finalize a new development agreement within a reasonable period of time.  The Cooperation Agreement establishes a platform for joint cooperation in establishing the new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities.  The Cooperation Agreement terminates the Research and Development Agreement, and releases each party from all undischarged obligations and liabilities under that agreement.

Under the terms of the Cooperation Agreement, the Company paid $60,000 in fees originally due to Artann under the Research and Development Agreement, related to submission of two patents and associated patent attorney fees.  Further, the Company issued to Artann five-year warrants (immediately exercisable) to acquire 200,000 shares of its common stock at $0.41 per share, thus fulfilling another obligation under the Research and Development Agreement.  The warrants were valued at $72,000 by the Black-Sholes pricing model and will be recorded as research and development expense.  The Company also agreed to pay Artann $35,000 on May 4, 2007, as a first payment for work already completed under the proposed Development Agreement.

On April 17, 2007, PUC borrowed, for short-term working capital needs, $75,000 from Alexander Nazarenko, a director of the Company.  In consideration, PUC executed and delivered to Mr. Nazarenko a $75,000 unsecured demand promissory note.  The note bore interest at an annual rate of prime plus one percent, and was repaid on May 8, 2007.

On May 2, 2007, the Company sold 312,500 of the Company’s Investment Units at a price of $0.40 each, with total proceeds of $125,000.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $0.25 ($0.50 per whole share), exercisable at the discretion of the investor during the term of the warrant.  The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

On May 11, 2007, the Company entered into an agreement with Mr. Maurice Taylor, its former Chief Executive Officer, to defer the payment of his accrued salary.  Under the terms of the agreement, Mr. Taylor will be paid his accrued salary from 2006 and 2007 totaling $141,017 in installments of $5,000 per month from June 1, 2007 through December 1, 2007, with the $106,017 balance being paid prior to December 28, 2007.  Mr. Taylor shall have the option, with ten days’ notice, to take up to 100,000 shares of the Company’s common stock in payment for any or all of the payments based on the current market price on the due date of the payment.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Taylor may exercise his stock options following his termination of employment until April 1, 2012.

On May 11, 2007, the Company entered into an agreement with Mr. Michael Grossman, its former President and Chief Operating Officer, to defer the payment of his accrued salary.  Under the terms of the agreement, Mr. Grossman will be paid his accrued salary from 2006 and 2007 totaling $103,990 in installments of $4,000 on May 15, 2007, $6,000 on June 1, 2007, and $8,000 per month from June 1, 2007 through December 1, 2007, with the $45,990 balance being paid prior to December 28, 2007.  Mr. Grossman shall have the option, with ten days’ notice, to take up to 100,000 shares of the Company’s common stock in payment for any or all of the payments based on the current market price on the due date of the payment.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Grossman may exercise his stock options following his termination of employment until February 1, 2012.  Except in the event of a breach of the agreement, the parties also agreed to release and waive each other from all damages, actions, lawsuits, or claims the other party may have arising out of the employment of Mr. Grossman and the conclusion of that employment.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The accompanying Plan of Operation should be read in conjunction with ProUroCare’s audited financial statements, and notes thereto, for the year ended December 31, 2006 filed with our Annual Report on Form 10-KSB on March 31, 2007.

Certain statements contained in this Quarterly Report on Form 10-Q Report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: our continued access to critical working capital to fund our needs until we generate sufficient ongoing revenue; estimates regarding the size of our target markets; successful product completion and development and clinical and commercial trials for our products; the timing and success of such product development and U.S. clinical trials and securing approval from the Food and Drug Administration (“FDA”); acceptance of our products in the marketplace; new product introductions; competitive factors; physician and urology acceptance of our products in the marketplace; reimbursement for our products; enforcement of our intellectual property rights; and the success and strategy outlined in our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview; Product Offerings.

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we,” “us” or “our,” which terms include reference to ProUroCare Inc. (“PUC”), our wholly owned subsidiary) is a development stage company that is developing screening, diagnostic and monitoring equipment for prostate disease.  Our developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development and fund raising activities.

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

A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the rectum to palpate the prostate gland to detect abnormalities.  The clinician must rely on his or her experience and sensitivity of touch to estimate the size of the prostate and detect hardness or abnormalities within the prostate that may indicate the presence of a potentially life-threatening disease.  The ProUroScanTM is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of soft-tissue abnormalities within the prostate.  We believe that the ProUroScanTM will enable a physician to detect abnormalities in the prostate more accurately than with their finger, assess areas of the prostate that the physician cannot reach with their finger, produce quantifiable and chartable results and monitor the progression of the disease over time.

The ProUroScanTM imaging system is being designed to detect certain abnormalities that may be missed by other diagnostic techniques.  These abnormalities include areas on the surface or within the prostate where the tissue has a different level of elasticity or stiffness when compared with the rest of the gland, which can be precursors to a more clearly defined hardened area or nodule.  The system’s operation is based on measurement of the stress pattern on the rectal wall when the probe is pressed against the prostate.  Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional and three-dimensional reconstruction of prostate anatomy and assessment of prostate mechanical properties.  The data acquired allow the calculation of prostate features such as size, shape, nodularity, consistency/hardness and mobility.  The prostate image is displayed on a screen that allows a physician to identify the specific location of soft-tissue abnormalities and determine the relative size of the prostate upon completion of the imaging procedure.  The ProUroScanTM system prototype has been validated in laboratory experiments on prostate phantoms and in a pre-clinical study.  The system has been used for more than two years and on more than 160 patients at the Robert Wood Johnson Medical Center in New Brunswick, New Jersey.

The ProUroScanTM system consists of a probe, a central processing unit containing proprietary image construction algorithms, a computer with color monitor and keyboard, a color printer and single-use disposable sheaths to cover the tip of the probe.  The ProUroScanTM system’s probe is specially designed for the rectal anatomy to minimize patient discomfort.  It is ergonomic for the clinician and similar to a traditional DRE for the patient.  The probe utilizes pressure sensors located on the face of the probe head to palpate the prostate.  The probe’s positioning system ensures that the person administering the test examines the entire surface of the prostate, and assists prostate image construction.

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

We believe the ProUroScanTM system will be truly unique in the market.  The closest comparison in terms of imaging capability is to an examination using a transrectal ultrasound (“TRUS”) device.  TRUS is a test that uses a rectal probe and sound wave echoes to create an image of the prostate gland, thus allowing visual inspection for abnormal conditions.  Although well established as a highly accurate test, TRUS is used primarily as a guide for prostate biopsies, and is seldom used as a screening test.  It is a very expensive test, costing hundreds of dollars each, is difficult for some to interpret and requires approximately 20 to 40 minutes to perform.  The ProUroScanTM system uses mechanical imaging rather than sound wave echoes, has a probe that is smaller than that of an ultrasound probe, will be performed in less than one minute and is less expensive.  The results of the ProUroScanTM test are displayed in color, making the results of the diagnostic test easy to interpret.

We anticipate that the majority of our revenue generated by the ProUroScanTM system will be tied to procedure fees for performing the test and the consumption of proprietary disposable sheaths and probe tips.  The systems themselves likely will be placed in clinics under a variety of programs, including operating leases, financing leases, outright sale or placements paid for by premiums paid on the usage of the system.

We intend to position this product as an “adjunctive” test to DRE and PSA testing, which have low sensitivity and specificity and cannot be documented with color images.  The ProUroScanTM system will be marketed to urologists to establish the clinical and economic efficacy of this approach.  Once established as a “standard of care”, it will assist patients and physicians in making educated choices about the scope of treatment that will be needed.  As confidence is established regarding use of the system and the value of the test, it will become a third tool for the detection and characterization of suspicious prostate tissue.

The ProUroScanTM system is currently in the late stages of product development.  The design specifications are nearly finalized and performance characteristics are generally known.  Further development work in the areas of positioning system refinement, software, user interface and sensor production, among others, must be completed before the system can be commercialized.  It is anticipated that, once sufficient financing is obtained to undertake such work, an additional nine to ten months will be needed to complete the remaining development tasks leading to the production of clinical study units.  As discussed below, the clinical study units will be used to conduct the clinical trials necessary to obtain FDA market clearance.

We believe that the existing technology platform is robust and provides a platform on which to develop multiple future generation systems.  The first generation system will provide an overall assessment of the prostate resulting in a map or record of the pressures that are generated from an assessment of the posterior surface of the prostate using the current sensor probe.  We believe that the next or “second generation system” will be capable of identifying the specific location (X, Y, and Z coordinates) of lesions found in the prostate.  We believe that this system will also be able to create a three-dimensional image of the position of the lesions and allow the physician to rotate the image to assist in identifying the actual position of the lesion in the prostate gland.  We believe that this next generation system will provide a more thorough diagnosis of the patient.  Future generations of the ProUroScanTM system may include the capability of guiding biopsies to suspected cancer sites, at a lower cost than current ultrasound systems.

Much of the ProUroScanTM system’s development to date has been accomplished under two development agreements between the Company and Artann Laboratories, Inc. (“Artann”). Under the first agreement, the “Development Agreement,” Artann developed two working, pre-clinical ProUroScanTM systems.  These development-level systems were delivered to us in late November 2004.  We paid Artann $180,000 for this 2004 development work.

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

On April 16, 2007, we entered into an agreement (the “Cooperation Agreement”) with Artann in which the parties agreed to terminate their existing Research and Development Agreement and to use their best efforts to finalize a new development agreement within a reasonable period of time.  The Cooperation Agreement establishes a platform for joint cooperation in establishing the new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities.  The Cooperation Agreement terminates the

Research and Development Agreement, and releases each party from all undischarged obligations and liabilities under that agreement.

Under the terms of the Cooperation Agreement, the Company paid $60,000 in fees originally due to Artann under the Research and Development Agreement, related to submission of two patents and associated patent attorney fees.  Further, the Company issued to Artann five-year warrants that are immediately exercisable to acquire 200,000 shares of its common stock at $0.41 per share, thus fulfilling another obligation under the Research and Development Agreement.  The Company also agreed to pay Artann $35,000 in May, 2007, as a first payment for work already completed under the proposed development agreement.

In September 2006, Artann was awarded a Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute. The aim of the grant is to help commercialize our ProUroScanTM system.  The three-year grant will provide up to $3 million for ProUroScanTM system development, effective September 29, 2006.  It is our intent to work with Artann under this grant, and to expand our working relationship with Artann to include their participation in the development and commercialization of future generations of the ProUroScanTM system.

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

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map or a record of tissue elasticity measurements taken from the prostate to aid in documenting palpable lesions identified during clinical prostate examinations.  Based on the scope of the claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510K application, or be evaluated under the FDA’s de novo process.  When system development has been completed, we will begin placing systems in a select number of major medical centers to screen patients and collect data for the FDA submission.  It is anticipated that the FDA clinical studies will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  Centers participating in the study will most likely be required to obtain approval from each center’s Institutional Review Board (“IRB”) to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScanTM studies at the Veteran’s Administration Medical Center in Minneapolis, Minnesota and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.

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

ProUroVisionTM Thermal Therapy Vision System

In addition to our ProUroScanTM technology, we have secured licensed rights to technology that offers potentially significant enhancements to existing treatments of benign prostatic hyperplasia (“BPH”) and other urologic applications.  These technologies are covered by patents held by the licensors.  We are not aware of any patents held by others that would present any uncertainties regarding the protection of our intellectual property rights.

Current microwave thermal therapy treatment utilizes a catheter that is inserted into the patient’s urethra.  The catheter contains an antenna that radiates microwave energy in an omni-directional, 360° pattern.  The tissue of the prostate absorbs this energy and heat is inductively generated to increase the temperature above 45° C, which is necessary to cause necrosis of the tissue.  After this tissue dies and is eliminated by the body, the enlargement of the prostate is reduced, restoring urine flow.  With our electrical impedance tomography (“EIT”) technology, the clinician will be capable of monitoring the migration of heat within the prostate and monitor the therapeutic effects of the treatment.

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

Third-Party Reimbursement.

We expect that the use of our ProUroScanTM system will not be immediately eligible for reimbursement utilizing existing Current Procedural Terminology (“CPT”) codes.  When a new product or procedure is introduced, it must be submitted to the American Medical Association’s (“AMA”) CPT Editorial Panel, who determines if an existing code should be used, or if a new code should be issued.  However, before reaching the Editorial Panel, it must first be screened by the CPT Advisory Committee and the appropriate national medical specialty society seated in the AMA House of Delegates (for prostate-related procedures, this is the American Urology Association (“AUA”)).  The process of obtaining a new CPT code can take from one to three years.  When a procedure is performed, the physician must use the CPT code when billing third-party payers such as insurance companies or the government.  The amount of reimbursement the physician receives depends on the relative value assigned to the procedure by the third-party payer via the CPT coding.

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

Current Operations – Employees and Expenses.

We currently employ only two employees.  We conduct our research and development, market research, regulatory and other business operations through the use of a variety of consultants and medical device development contractors.  We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources toward specific and changing goals during our development stage.  As we prepare for submission to the FDA and market launch of our ProUroScanTM product, we expect to add four to six employees in the areas of engineering and regulatory compliance within the next 12 months.  During the next 12 months, we expect to complete the development of clinical ProUroScanTM systems, conduct clinical trials in preparation for filing a 510(k) submission with the FDA and fund development work on our therapeutic products.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases, and transfer agent fees.  We currently occupy temporary offices within the office of a Company director, for which we accrue rent on a month-to-month basis of approximately $2,200 per month.  The director has informally agreed to defer payment of this rent until the Company receives significant funding.  We expect to find and relocate to permanent offices of approximately 2,000 square feet in the second or third quarter of 2007. Other expenses incurred include executive officer compensation, expensing of stock options, travel, insurance, telephone, supplies and other miscellaneous expenses.  In the next twelve months, the Company anticipates that it will spend approximately $1.1 million in marketing and administrative expenses.  Of these, the Company expects that approximately $410,000 will be for compensation, benefits and payroll taxes.

The Company anticipates that it will spend between $2.3 and $2.4 million on research and product development of the ProUroScanTM system over the next 12 months.  Of this amount, approximately $1.4 million will be spent on manufacturing, engineering, validation and documentation efforts on a contracted basis with our development partners, including Artann.  As noted in the “Overview; Product Offerings” section above, much of the ProUroScanTM’s development to date has been accomplished under two development agreements between ProUroCare and Artann.  We anticipate entering into a joint development agreement with Artann in May 2007.  Although the terms of that agreement have not been finalized, we expect fees paid to Artann over the next twelve months under that agreement will range between $800,000 and $1,000,000.  Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $250,000 to $300,000.  ProUroScanTM systems created for development and clinical use are expected to cost the Company between $100,000 and $150,000.  Internal salaries, benefits and miscellaneous departmental expenses for software and hardware development, regulatory work and project management are estimated to cost between $400,000 and $450,000.  Contracted project management and engineering is expected to range from $100,000 to $125,000.

Liquidity and Capital Resources.

Financing Plan.

We had a working capital deficit of approximately $3.4 million at March 31, 2007.  Cash used in operations was approximately $290,000 and $1.2 million for the three month periods ended March 31, 2007 and 2006, respectively, and $6.6 million for the period from August 17, 1999 (date of inception) to March 31, 2007.  In addition, as of the date of this filing, the Company has current liabilities exceeding $3.4 million.  Consequently, management has taken several measures to conserve cash, including reducing executive headcount, minimizing development work on the ProUroScanTM system, reducing expenses and deferring vendor payments and staff salaries.

Management’s plan is to actively raise an additional $10 million that will be used to support ongoing operations and the retirement of existing debt and other obligations.  Of the total, approximately $6 million will be used to bring the existing first generation system through clinical trials, final FDA concurrence and preparation for market launch.  These funds will be in addition to funds available to develop the ProUroScanTM system under Artann’s Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute.  The remaining $4 million will be used to retire existing liabilities and provide working capital.

The plan for raising this level of funding consists of three separate initiatives:

•                  the Company has successfully identified prospective investors who are interested in the Company and able to invest significant amounts of capital.  All of our funding to date has been provided or guaranteed by highly qualified, accredited individual investors;

•                  we are in contact with potential medical device companies that are interested in marketing products in the prostate cancer detection market.  Conversations are in the early stages with at least two such companies.  In addition to financial support, a successful collaboration with this type of company would allow us to gain access to down stream marketing, manufacturing and sales support; and

•                  we are in preliminary discussions with an investment banker to initiate a public equity offering.

If additional funds are raised by the issuance of debt or equity securities, such as through the issuance of stock, the issuance and exercise of warrants or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution of their ownership interest.  If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

If adequate funds are not available through these initiatives on a timely basis in 2007, or are not available on acceptable terms, the Company may be unable to fund expansion, to develop or enhance our products.  If the Company is forced to slow its development programs, or to put them on hold, it would delay regulatory approvals needed, and thus delay market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.  See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES,” on page 24 of this Quarterly Report on Form 10-QSB.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2007, we had an accumulated deficit of approximately $14,013,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Estimates

Our critical accounting policies are those (i) having the most impact on the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates.  Due to the nature of our current operations, we do not believe we have any critical policies or procedures.

IMPORTANT NOTICES TO INVESTORS; SAFE HARBOR STATEMENT

Statements in this Quarterly Report on Form 10-QSB that are not purely historical are, and should be deemed, forward-looking statements.  These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, include, without limitation: (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months and until we generate sufficient ongoing revenue from our products; (iii) our ability to successfully introduce, market and sell our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expect,” “project,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “target” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company’s reports on file with the Securities and Exchange Commission (the “SEC”): general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our 2007 working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

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

RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES

As a development stage company, we have no operating history and our business plan has not yet been fully tested.  We anticipate incurring future losses until our products are completed, regulatory approval is secured and our products are introduced into the United States and worldwide markets.

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

We are currently in need of additional financing and will need further additional financing during 2007 and 2008, and any such financing will likely be dilutive to our existing shareholders.

As of May 2, 2007, we had cash on hand of approximately $119,000.  These funds are not sufficient for us to complete development of our products and gain approval of them from the Food and Drug Administration (“FDA”).  In addition, the Company has current liabilities exceeding $3.4 million.  Consequently, management has taken several measures to conserve cash, including reducing executive headcount, substantially reducing development work on the ProUroScanTM system, reducing expenses and deferring vendor payments and staff salaries.

Management’s plan is to actively raise an additional $10 million that will be used to support ongoing operations and the retirement of existing debt and other obligations.  Of the total, approximately $6 million will be used to bring the existing first generation ProUroScanTM system through clinicals trials, final FDA concurrence and preparation for market launch.  These funds will be in addition to funds available on a reimbursement basis to develop the ProUroScanTM system under Artann’s Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute.  The remaining $4 million will be used to retire existing liabilities and provide working capital.

The plan for raising this level of funding consists of three separate initiatives.

•                  We have identified several prospective investors who are interested in the Company and able to invest significant amounts of capital.  All of our funding to date has been provided or guaranteed by highly qualified, accredited individual investors.

•                  We are in contact with potential medical device companies that are interested in marketing products in the prostate cancer detection market.  Conversations are in the early stages with at least two such companies.  In addition to financial support, a successful collaboration with this type of company would allow us to gain access to down stream marketing and sales support.

•                  We are in preliminary discussions with an investment banker to initiate a public equity offering.

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

Our assets are pledged to secure a senior bank note and are not available to secure other senior debt financing, and upon the occurrence of an event of default will be assigned to guarantors of the senior bank note.

Our senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all of our assets and certain licenses, as well as to provide certain accredited investors’ personal guarantees. As such, the Company will not be in a position in the future to pledge its assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis. Moreover, under the terms and conditions of the foregoing facility, and our agreement with such guarantors, in the event of any default by the Company with its senior lender that causes the personal guarantees to be called and honored, the Company and its lender have agreed that all the Company’s assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. Thus, common shareholders of the Company, and any existing and future investors in the Company’s common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the Company’s assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

Our products have not been, and may never be, fully commercially completed and developed.

Only three complete ProUroScanTM systems have been built for testing, clinical validations and demonstration purposes.  Previously, we had developed and manufactured two working prototype ProUroScanTM systems to prove the feasibility of the device and to provide a means to test and develop future systems.  Nevertheless, we have not generated any revenues from the sale of the ProUroScanTM system, nor have we manufactured any ProUroScanTM systems in commercial quantities.  The completion of the development of proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such applications and products.  Consequently, there can be no assurance that our products will be successfully developed or manufactured.  Of course, our failure to complete the development of products will have a materially adverse effect on our business.

Even if successfully developed, our products may not be commercially viable.

Even if we are able to successfully develop our products, we may not be able to manufacture such products in commercial quantities or at prices that will be commercially viable.  Further, there is risk that our products may not prove to be as effective as currently available medical or diagnostic products.  The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures, could have a materially adverse affect on our business.

Even if successfully developed, our products may not be accepted by the marketplace.

Our products, even if successfully developed, will be competing against existing treatments and competing products in the medical device marketplace.  There can be no assurance that physicians, urologists or the medical device market, in general, will accept our products.

Rapid technological change in our competitive marketplace may render our proposed products obsolete or may diminish our ability to compete in the marketplace.

The prostate cancer detection, urologic imaging and medical device markets are extremely competitive, dominated by large and well financed competition and subject to rapid technological advances and changes.  The discovery of new technologies and advances in the application of such technologies to the medical marketplace in general, and the market for urologic products in particular, may render our products obsolete or non-competitive.  Any such changes and advances could force us to abandon our currently proposed products, which would have a material and adverse effect on the Company and our business.

We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We do not intend to establish any of our own manufacturing facilities for any of our proposed products.  Instead, we intend to retain FDA approved contract manufacturers.  There can be no assurance that such manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs.  We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis.  If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources.  Any extended disruption in the delivery of products could result in our inability to satisfy customer demand for our products.  Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business and results of operations.

Our reliance on third-party manufacturers and other third parties in other aspects of our business may reduce any profits we may earn from our products, and may negatively affect future product development.

We currently intend to partner with one or more well-established companies in the urology market to commercialize products manufactured by FDA approved contract manufacturers, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties.  These arrangements will likely reduce our product profit margins.  In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others, including medical-device and pharmaceutical companies and research institutions.  These collaborative agreements may require us to pay license fees, make milestone payments, or pay royalties or grant rights, including marketing rights, to one or more parties.  Any such arrangement will reduce our profits.  Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which could materially and adversely affect our business.

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

In each of the past two years, the Company (in combination with our wholly owned subsidiary ProUroCare Inc.) has incurred consulting and contracted research and development fees that represent a material expenditure in relation to our total operating costs.  During the year ended December 31, 2006, we incurred consulting and contracted research and development fees totaling approximately $178,000.  Of this amount, approximately $141,000 was incurred for research and development activities, $39,000 was incurred for business brokerage services rendered in connection with financing activities and $7,000 was incurred for services rendered in connection with regulatory and reimbursement matters. Approximately $23,000 of this amount was paid through the issuance of 25,000 shares of common stock.

We expect to continue to materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities.  Expenses for these activities are anticipated to be approximately $1.7 to $1.8 million during the next 12 months.  We may issue securities in partial satisfaction of certain development and consulting expenses.  Any such issuance could be dilutive to shareholders.

The resale of our common stock under Rule 144 and under our prior Registration Statement on Form SB-2, has depressed and adversely affected the market price of our common stock in the public market, and thus, could cause additional dilution if and when the Company needs to raise additional working  capital.

The sale, or availability for sale, of our restricted common stock in the public market pursuant to Rule 144, in the ordinary course, has adversely affected the prevailing market price of our common stock, and will likely continue to do so in the future. Furthermore, as approximately 10,000,000 shares of restricted common stock have been held over one year by shareholders who are not officers or directors, and thus, are eligible for resale under Rule 144, selling shareholders may continue to depress the price of our common stock. Accordingly, the adverse market and pricing pressures resulting from the resale of our common stock may continue for an extended period of time and continue to depress the price of our common stock in the open market.  If these adverse market conditions persist, and the Company needs to secure additional working capital during 2007 and 2008, such pricing pressure and market conditions could hinder our ability to raise capital on terms and conditions acceptable to the Company. In addition, shareholders may experience dilution if and when the Company raises additional capital by the sale of its equity securities under such adverse market conditions.

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

The proposed products we intend to develop, assemble and market are subject to regulations by the FDA, and by comparable agencies in certain states and various foreign countries.  The process of complying with the requirements of the FDA, related agencies and other state and foreign agencies is costly, time consuming and burdensome, especially for a pre-revenue, development stage company.  Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or other regulatory bodies.  Further, even if acceptable, we may encounter significant delays which could materially and adversely affect our business plan.

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

Our officers and directors collectively possess beneficial ownership of 4,807,578 shares of our common stock, which represents approximately 27.1 percent of the total voting power.  This represents a significant portion of the voting power of the Company’s shareholders.  As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

We license from third parties, and do not own or control, key intellectual property critical to our products.

We have exclusively licensed from third parties intellectual property covered by patents and patent applications.  Although we have been advised by patent counsel that such licensed technologies have received protection in proposed major market areas, no assurance can be given that such protections will be properly maintained by the parties controlling such intellectual property, or that such licenses will be honored and not breached.  The intellectual property licensed from third parties includes technology that is critical to our proposed products.  If the parties controlling such intellectual property breach our licenses, or fail to adequately maintain, assert and defend such intellectual property, and we are unable to defend the intellectual property in case of such failure, we may not be able to maintain the technological, and thereby competitive, edge we believe we possess.  Any such loss of intellectual property protections would likely have a materially adverse effect on the Company and our business.

If we lose our right to license from third parties certain critical intellectual property, our entire business would be in jeopardy.

The agreements pursuant to which we license critical intellectual properties are not irrevocable.  If we should lose our right to license and use any technology covered by our licenses, such loss would have a materially adverse effect on the Company and our business.  In such a case, the viability of the Company’s business would be in question. Our only alternatives would be to find existing and non-infringing technology to replace that lost, if any exists, or develop new technology ourselves.  The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products.

The protections for the intellectual property we own and license from other parties may be successfully challenged by third parties.

We own and, as noted above, license from third parties various key intellectual property.  No assurance can be given that any intellectual property claims will not be successfully challenged by third parties.  Any challenge to our intellectual property, regardless of merit, would likely involve costly litigation which would materially and adversely affect the Company.  Moreover, if a challenge were successful, it is possible that the viability of the Company’s business could be in question.  If a successful challenge were made to intellectual property that is critical to our proposed products, the pursuit of any such alternative would likely cause significant delay in the development and introduction of such products.

We may not be able to successfully compete against companies in our industry with greater resources, or with any competition.

The urology imaging and therapeutic businesses, specifically, and the medical device and life sciences business in general, are extremely competitive.  We have experienced, and expect to continue experiencing significant competition in the medical device market.  Although we believe that we may have a proprietary niche in the prostate-imaging and prostate-therapeutic marketplaces, many factors beyond our control, including government regulation, will likely encourage new competitors.  In particular, several large companies will compete with us in the prostate-imaging and prostate-therapeutic business.  Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do.  Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

Our failure to receive third-party reimbursement for our products, when in the marketplace, would result in diminished marketability of our products.

We do not currently receive reimbursement from any party for the use of our products because there are no products fully developed and currently available for sale in the marketplace.  As a result, we have not taken any steps to obtain approval for reimbursement for the use of any of our proposed products.  Nevertheless, we are working to formulate the appropriate approach to obtaining and optimizing government and third-party reimbursement for the use of our products.  The success of our future medical device products will materially depend on the ability of medical service providers to obtain third-party reimbursement from private and public insurance sources, such as Medicare, Medicaid, and various foreign governments when using our products.  It may be difficult to predict the timing and outcome of reimbursement decisions.  Importantly, there are no assurances that such reimbursement will ever be obtained.

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

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this Rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission (“SEC”).  The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions.  As a result, there is generally less trading in penny stocks.  If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.  Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds.  These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years.  We do not anticipate meeting any of the thresholds in the foreseeable future.

Our ability to use operating loss carryforwards to offset income in future years may be limited by future changes in equity ownership.

As of December 31, 2006, the Company had generated net operating loss carryforwards of approximately $3.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code,.  The Company has analyzed the merger and private placement transactions that occurred in April 2004, and we believe that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforward to the above limitations.  Specifically, additional shares and warrants likely to be issued pursuant to the Company’s current financing efforts may trigger such a change in ownership.  Based on the Company’s estimates, the limitation would apply to approximately $1.2 million of the $3.0 million net operating loss carryforwards.

Our business and products subject us to the risk of product liability claims.

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

Item 3.  Controls and Procedures.

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2007 our disclosure controls and procedures were effective.  There has been no change in the internal controls over financial reporting during the last fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Transactions:

On February 12, 2007, the Company issued 17,073 shares of its common stock to Mr. Scott Smith, a director of the Company, as repayment of a $7,000 loan to the Company from Mr. Smith.  The per share value of the stock of $0.41 was based on the last selling price prior to this issuance as reported on the Over-the-Counter Bulletin Board.  No underwriter was used, and no commissions were paid on the transaction. The shares were sold in a transaction exempt from registration under Section 4(2) of the Securities Act as the transaction was a non-public offering to a single subscriber.

On March 21, 2007, the Company and the four guarantors of the Company’s bank notes payable agreed to amend the related debenture agreements.  Pursuant to the revised debenture agreements, among other things, the Company issued to the four guarantors a total of 124,780 shares of its common stock and three-year warrants to acquire a total of 62,392 shares of its common stock at $0.50 per share, as payment for $49,911 of accrued interest on the debentures.  The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

Warrant Issuances:

On March 20, 2007, the Company amended a promissory note with an investor to extend the due date of the remaining balance until the Company closes on an aggregate of $750,000 or more of new financing.  In connection with the amendment, following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006.  As of March 31, 2007, the Company had accrued for issuance warrants to acquire 89,238 shares of the Company’s common stock pursuant to this arrangement. The issuance will be made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

On November 30, 2006, ProUroCare borrowed $100,000 from Adron, and in connection therewith issued to Adron a promissory note to mature on January 2, 2007.  Pursuant to the terms of the promissory note, the Company issued five-year warrants (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share.  In addition, pursuant to the terms of the promissory note, the Company issued an additional five-year warrant (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share, when the loan was not repaid on January 2, 2007.  On March 20, 2007, the Company amended the promissory note to extend its due date until the first of (1) the Company closing on an aggregate of $750,000 or more of new financing, or (2) April 30, 2007.  In connection with the amendment, the Company issued to Adron a five-year warrant (immediately exercisable) dated February 1, 2007 to acquire 50,000 shares of Company common stock at $0.50 per share, and following repayment of the Adron Note, the Company will issue additional five-year warrant to Adron to acquire 1,667 shares of the Company’s common stock for each day the Adron Note is outstanding on and after March 1, 2007, at $0.50 per share.  As of March 31, 2007, the Company had accrued for issuance warrants to acquire 51,677 shares of the Company’s common stock pursuant to this arrangement.  The issuances were made, and the prospective issuances will be made, in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

On March 14, 2007, upon the termination of employment of an employee, and in consideration for agreeing to defer payment of accrued salaries until the Company is able to make such payments (on the same basis as the payment of deferred salaries of continuing employees), the Company agreed to extend by three years the expiration date of 300,000 warrants beneficially held by the employee.

Item 5.  Other Information.

On May 11, 2007, the Company entered into an agreement with Mr. Maurice Taylor, its former Chief Executive Officer, to defer the payment of his accrued salary.  Under the terms of the agreement, Mr. Taylor will be paid his accrued salary from 2006 and 2007 totaling $141,017 in installments of $5,000 per month from June 1, 2007 through December 1, 2007, with the $106,017 balance being paid prior to December 28, 2007.  Mr. Taylor shall have the option, with ten days’ notice, to take up to 100,000 shares of the Company’s common stock in payment for any or all of the payments based on the current market price on the due date of the payment.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Taylor may exercise his stock options following his termination of employment until April 1, 2012.

On May 11, 2007, the Company entered into an agreement with Mr. Michael Grossman, its former President and Chief Operating Officer, to defer the payment of his accrued salary.  Under the terms of the agreement, Mr. Grossman will be paid his accrued salary from 2006 and 2007 totaling $103,990 in installments of $4,000 on May 15, 2007, $6,000 on June 1, 2007, and $8,000 per month from June 1, 2007 through December 1, 2007, with the $45,990 balance being paid prior to December 28, 2007.  Mr. Grossman shall have the option, with ten days’ notice, to take up to 100,000 shares of the Company’s common stock in payment for any or all of the payments based on the current market price on the due date of the payment.  As consideration for his agreement to defer payment of these accrued salary, the Company extended the original one-year period that Mr. Grossman may exercise his stock options following his termination of employment until February 1, 2012.  Except in the event of a breach of the agreement, the parties also agreed to release and waive each other from all damages, actions, lawsuits, or claims the other party may have arising out of the employment of Mr. Grossman and the conclusion of that employment.

Item 6.  Exhibits

Exhibit No.		Description

4.1	*	Form of Amended 10% Unsecured Convertible Subordinated Debentures dated March 21, 2007, issued in favor of William Reiling, James Davis, Bruce Culver, and the Phillips W. Smith Family Trust.

10.1

Promissory Note issued in favor of Adron Holdings, LLC, dated November 29, 2006, as amended March 21, 2007 (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-QSB filed March 30, 2007).

10.2

Amendment #2 to Promissory Note dated June 1, 2006 issued in favor of Roman Pauly, dated March 21, 2007 (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-QSB filed March 30, 2007).

10.3

Amendment to Memorandum of Understanding between ProUroCare Inc. and Urologix Inc., dated March 21, 2007 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-QSB filed March 30, 2007).

10.4	*	Termination and Intent for Cooperation Agreement dated April 16, 2007 by and between ProUroCare Medical Inc. and Artann Laboratories, Inc.

10.5	*	Promissory Note issued in favor of Alexander Nazarenko, dated April 17, 2007.

10.6	*	Maurice Taylor Agreement to Defer Payment of Accrued Salary dated May 11, 2007.

10.7	*	Michael Grossman Final Separation Agreement dated May 11, 2007.

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 906, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: May 15, 2007
	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: May 15, 2007
	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer