Form 10QSB
period 2007-06-30
ProUroCare Medical Inc.
filed 2007-08-14
CIK 1222244

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  15,832,947 shares of common stock outstanding as of August 2, 2007 (par value $0.00001 per share).

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

ProUroCare Medical Inc.

Form 10-QSB for the

Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.
A Development Stage Company
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$343	$2,407
Other receivables	1,400	—
Prepaid expenses	48,733	15,459

Total current assets	50,476	17,866

Equipment and furniture, net	1,791	3,739
Debt issuance costs, net	311,512	573,013

	$363,779	$594,618

Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$2,200,000	$—
Notes payable, net of original issue discount	192,585	174,338
Accounts payable	381,459	385,793
Accrued expenses	744,659	662,226
Loans from officers and directors	46,350	15,450
Total current liabilities	3,565,053	1,237,807

Commitments and contingencies
Long-term bank debt	—	2,200,000
Long-term convertible debentures, net of original issue discount	331,199	209,983
Total liabilities	3,896,252	3,647,790

Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 15,832,947 and 14,399,686 shares on June 30, 2007 and December 31, 2006, respectively	158	144
Additional paid-in capital	11,347,497	10,111,482
Deficit accumulated during development stage	(14,880,128)	(13,164,798)

Total shareholders’ deficit	(3,532,473)	(3,053,172)

	$363,779	$594,618

See accompanying notes to financial statements.

ProUroCare Medical Inc.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 17,1999 (inception) to
	2007	2006	2007	2006	June 30, 2007
Operating expenses:

Research and development	$82,414	$145,582	$107,234	$233,509	$4,821,158
General and administrative	430,992	397,578	875,433	803,121	7,374,655

Total operating expenses	513,406	543,160	982,667	1,036,630	12,195,813

Operating loss	(513,406)	(543,160)	(982,667)	(1,036,630)	(12,195,813)

Interest income	—	—	—	—	16,480
Interest expense	(279,266)	(256,714)	(574,461)	(495,138)	(2,542,593)
Debt extinguishment cost	(74,502)	—	(158,202)	—	(158,202)

Net loss	$(867,174)	$(799,874)	$(1,715,330)	$(1,531,768)	$(14,880,128)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.11)	$(1.62)

Weighted average number of shares outstanding:
Basic and diluted	15,725,581	14,253,106	15,369,753	14,219,011	9,185,989

See accompanying notes to financial statements.

ProUroCare Medical Inc.
A Development Stage Company
Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Period from August 17,1999 (inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(1,715,330)	$(1,531,768)	$(14,880,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,948	1,949	19,006
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	458,101	184,894	1,613,819
Issuance of common stock for services rendered	—	44,800	156,904
Warrants issued for services	72,000	—	540,636
Warrants issued for debt guarantees	—	—	320,974
Warrants issued for debt extinguishment	158,202	—	158,202
Amortization of note payable original issue discount	23,162	43,684	152,247
Amortization of convertible debt original issue discount	121,216	86,757	331,199
Amortization of debt issuance and deferred offering costs	261,501	239,891	1,039,031
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600

Changes in operating assets and liabilities:
Deposits	—	(50,000)	(189,554)
Other receivables	(1,400)	(23,736)	(1,400)
Prepaid expenses	9,311	7,358	62,289
Accounts payable	16,370	(33,597)	793,345
Accrued expenses	132,344	(497,177)	913,290
Net cash used in operating activities	(462,575)	(1,526,945)	(6,724,044)

Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Net cash used in investing activities	—	—	(20,797)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	500,000
Payment of note payable, bank	—	(400,000)	(500,000)
Proceeds of notes payable	—	123,000	340,500
Payment of notes payable	(25,000)	(156,969)	(1,007,854)
Proceeds from long-term debt	—	2,200,000	2,200,000
Payments for debt issuance costs	—	(229,985)	(231,966)
Payment for rescission of common stock	—	—	(100,000)
Net advances (payments) to Clinical Network, Inc.	—	(8,943)	—
Proceeds from loans from officers and directors	117,000	—	132,450
Payments on loans from officers and directors	(79,100)	—	(79,100)
Payments for deferred offering costs	—	—	(28,827)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	447,611	—	5,682,537
Net cash provided by financing activities	460,511	1,527,103	6,745,184
Net increase (decrease) in cash	(2,064)	158	343
Cash, beginning of the period	2,407	37	—
Cash, end of the period	$343	$195	$343

Supplemental cash flow information:
Cash paid for income taxes
Cash paid for interest	$135,190	$113,953	$493,171
Non-cash investing and financing activities:
Warrants issued pursuant to note payable	$22,500	$48,500	$234,247
Common stock issued in lieu of cash for accrued expenses	49,911	—	167,554
Common stock issued in lieu of cash for loans from officers and directors	7,000	—	7,000
Prepaid expenses financed by note payable	42,585	37,312	111,022
Common stock issued in lieu of cash for accounts payable	20,704	—	122,291
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in Additional paid-in capital)	—	733,334	733,334
Common stock issued for deferred offering expenses	—	22,750	91,501
Issuance of note payable for redemption of common stock	—	—	650,000
Warrants issued for debt issuance costs	—	—	242,612
Conversion of accounts payable to note payable	—	—	241,613
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furinture and equipment applied to accounts payable	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.
A Development Stage Company
Notes to Consolidated Financial Statements

June 30, 2007 and 2006 and the period from
August 17, 1999 (inception) to June 30, 2007

(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies.

(a)                                 Description of Business, Development Stage Activities, and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company, “we” or “us”) is a development stage company that is developing diagnostic and imaging technology for use in the characterization and monitoring of prostate cancer.  The Company’s developmental activities have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

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

(b)                                 Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

(d)                                 Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the three and six month periods ended June 30, 2007 and 2006 and the period from August 17, 1999 (inception) to June 30, 2007 since the Company reported a net loss for these periods.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaced SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  Stock-based employee and non-employee compensation cost related to stock options was $273,877, $362,101 and $1,505,230 for the three and six month periods ended June 30, 2007, and the period from August 17, 1999 (inception) to June 30, 2007, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $445,000, $37,000, and $2,000 for the years ending December 31, 2007, December 31, 2008, and December 31, 2009, respectively.

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

In determining the compensation cost of the options granted during the three and six month periods ended June 30, 2007 and 2006, as specified by SFAS 123R and SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free Interest Rate	5.16%	4.99%	4.90%	4.74%
Expected Life of Options Granted(1)	4.0 years	4.0 years	4.0 years	2.8 years
Expected Volatility	133.6%	134.1%	133.4%	132.7%
Expected Dividend Yield	0	0	0	0

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

(f)                                    Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Note 6(c)).  The weighted-average fair value of the warrants granted during the three and six month periods ended June 30, 2007 was $0.39 and $0.40, respectively, and such warrants were immediately vested and exercisable on the date of grant.  During the six months ended June 30, 2006, an immediately vested and exercisable warrant was issued to a lender to acquire 50,000 shares of common stock at $0.50 per share pursuant to a $23,000 loan.  The fair value of stock warrants estimated at grant date using the Black-Scholes pricing model exceeded the amount of the loan.  Accordingly, the value of this warrant was recorded as $23,000, or $0.46 per share, and was expensed during the six months ended June 30, 2006 when the note was paid in full.  In June, 2006, an immediately vested and exercisable warrant was issued to a lender to acquire 37,500 shares of common stock at $0.50 per share pursuant to a $75,000 loan (see Note 3).  The fair value of stock warrants was estimated to be $0.68 per share at the grant date using the Black-Scholes pricing model.  The total value of this warrant, $25,500, was expensed as interest expense over the 90-day term of the loan.  No other warrants were issued during the three and six month periods ended June 30, 2006.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free Interest Rate	4.75%	4.99%	4.71%	4.66%
Expected Life of Warrants Issued(1)	5.0 years	5.0 years	4.8 years	5.0 years
Expected Volatility	133.7%	134.0%	133.7%	132.8%
Expected Dividend Yield	0	0	0	0

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

(g)                                 Other Receivables

Other receivables represent amounts due within 30 days from a joint development partner for their portion of the cost of the joint development project.  At June 30, 2007 and December 31, 2006, no reserves were recorded.

(h)                                 Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2007, we had an accumulated deficit of approximately $14,880,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

(i)                                    Recent Accounting Pronouncements

FASB 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on their respective financial position and results of operations.

FIN 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact of the consolidated financial statements.

The following are disclosures made pursuant to the initial adoption of FIN 48:

The Company has adopted the policy of classifying interest in interest expense and penalties in general and administrative expense.  The Company had recorded no accrued interest or penalties as of the date of adoption.

The Company had no significant unrecognized tax benefits as of January 1, 2007 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company has generated net operating loss carryforwards of approximately $3.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.

The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months of the date of adoption.

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2004 - 2006
State of Minnesota 2004 - 2006

Note 2.  Notes Payable – Bank.

In February 2006, the Company completed two closings of a senior debt financing.  Pursuant to the two closings, on February 16, 2006, the Company issued a promissory note to Crown Bank in the amount of $1,200,000 at an interest rate of the prime rate plus one percent (9.25 percent at June 30, 2007 and December 31, 2006).  This promissory note matures on January 11, 2008.  On February 28, 2006, the Company issued a second promissory note to Crown Bank in the amount of $1,000,000, also at an interest rate of the prime rate plus one percent.  This promissory note matures on February 29, 2008.  The average interest rate of the notes was 9.25 percent for the three and six month periods ended June 30, 2007.

The promissory notes are secured by a pledge of all Company assets, including two technology licenses that were assigned to Crown Bank, and guaranteed by four accredited individual investors.  In consideration for their guarantees, the Company issued 10 percent unsecured convertible subordinated debentures totaling $733,334 to the four guarantors (see Note 4).

Note 3.  Notes Payable.

On June 1, 2006, PUC borrowed $75,000 from an investor, and in connection therewith issued to such investor a promissory note to mature on August 30, 2006.  On August 24, 2006, the promissory note was amended to mature on the first of the Company’s closing of an aggregate of $1 million of net proceeds under its financing efforts or October 29, 2006.  On January 22, 2007, the Company repaid $25,000 of the promissory note.  On March 20, 2007, the promissory note was amended for a second time to extend the due date of the remaining balance until the Company closes on an aggregate of $750,000 or more of new financing.  The promissory note and amendments thereto bear interest at the prime rate.  Interest expense recorded during the three and six month periods ended June 30, 2007 related to this note was $1,043 and $2,252, respectively.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 37,500 shares of the Company’s common stock at $0.50 per share.  In connection with the amendments, following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006.  During the three and six month periods ended June 30, 2007, the Company expensed as debt extinguishment cost $20,491 and $40,758 related to the accrual of 37,947 and 75,477 warrants to be issued pursuant to the terms of the promissory note, respectively.  As of June 30, 2007, the Company had accrued for issuance warrants to acquire 127,185 shares of the Company’s common stock pursuant to this arrangement.

On November 30, 2006, the Company borrowed $100,000 from Adron Holdings, LLC (“Adron”).  In connection therewith, the Company issued to Adron an unsecured promissory note that bore interest of $5,000 per month and was set to mature on January 2, 2007.  Under the terms of the promissory note, the Company issued a five-year warrant (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share, and additional five-year warrants (immediately exercisable) to acquire 50,000 shares at $0.50 per share when the loan was not repaid on January 2, 2007 (see Note 6(c)).  On March 20, 2007, the Company amended the promissory note to reduce the interest rate to $2,500 per month and extend its due date until the first to occur of (1) the Company closing on an aggregate of $750,000 or more of additional financing following the date of the amendment, or (2) April 30, 2007.  In connection with the amendment, the Company issued to Adron’s partners five-year warrants (immediately exercisable) dated February 1, 2007 to acquire a total 50,000 shares of Company common stock at $0.50 per share, and following repayment of the promissory note, the Company will issue additional five-year warrants (immediately exercisable) to Adron’s partners to acquire 1,667 shares of the Company’s common stock for each day the promissory note is outstanding on and after March 1, 2007, at $0.50 per share.  On August 8, 2007, the Company further amended the promissory note to increase the interest rate to $3,500 per month beginning May 1, 2007 and further extend its due date to the first of (1) the Company’s closing on $750,000 of new financing or (2) September 15, 2007 (see Note 9).  As of June 30, 2007, the Company had accrued for issuance warrants to acquire 203,374 shares of the Company’s common stock pursuant to this arrangement.  During the three month period ended June 30, 2007, the Company expensed as debt extinguishment cost $54,011 related to the accrual of 150,030 warrants to be issued pursuant to the terms of the promissory note.  During the six month period ended June 30, 2007, the Company expensed as debt extinguishment cost $90,615 related to the issuance of the 50,000 warrants on February 1, 2007 and the accrued 201,7074 warrants to be issued pursuant to the terms of the promissory note.

On May 25, 2007, the Company borrowed $42,585 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement called for ten monthly installment payments of $4,453 beginning July 1, 2007, with an imputed annual interest rate of 9.85 percent.  The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.  Interest expense during the three and six month period ended June 30, 2007 was $349.

On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs from an investor.  In consideration, PUC executed and delivered to the investor a $100,000 unsecured demand promissory note (see Note 9).

Note 4.  Long-Term Debt - Convertible Debentures.

As consideration to the four guarantors to provide their guarantees for $2,200,000 of bank promissory notes (see Note 2), the Company issued $733,334 of unsecured convertible 10 percent debentures.  All of the debentures mature in February, 2009, three years from the date of issue (coincident with the closing dates of the promissory notes as noted above) and are convertible into Company common stock at a price of $0.50 per share.  If the guarantees of the underlying bank indebtedness are not released by August 31, 2007 (or subsequently October 31, 2007), the conversion price becomes $0.40 per share (and subsequently $0.30 per share), respectively.  The cost of the debentures was recorded as debt issuance cost and is being amortized as interest expense over the term of the underlying bank note payable.  The value of the beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($0.30 per share), multiplied by the number of conversion shares that would be issued at that conversion price (2,444,444 shares).  The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount as defined in EITF No. 98-5 against the convertible debt liability and is being amortized as interest expense over the term of the convertible debentures.

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

As of June 30, 2007, there was $30,558 of accrued interest that will convert to Investment Units at a price of $0.40 per unit pursuant to the terms of the amended debenture.

Note 5.  Loans from Officers and Directors.

On April 17, 2007, PUC borrowed, for short-term working capital needs, $75,000 from Alexander Nazarenko, a director of the Company.  In consideration, PUC executed and delivered to Mr. Nazarenko a $75,000 unsecured demand promissory note.  The note bore interest at an annual rate of prime plus one percent, and was repaid on May 8, 2007.

On June 12, 2007, PUC borrowed $5,000 for working capital needs from David Koenig, a director of the Company.  The loan bears no interest and is to be repaid as soon as the Company is able to do so.

Also on June 12, 2007, PUC borrowed $10,000 for working capital needs from Mr. Nazarenko.  The loan bore no interest and was to be repaid as soon as the Company was able to do so.  On June 25, 2007, PUC borrowed an additional $27,000 from Mr. Nazarenko for working capital needs.  In consideration of these two loans, PUC executed and delivered to Mr. Nazarenko a $37,000 unsecured demand promissory note.  The note bears interest at an annual rate of prime plus one percent.

In July 2007, PUC borrowed an additional $12,750 from its officers and directors (see Note 9).

Note 6.  Shareholders’ Equity.

(a)                                  Common Stock

During the six month period ended June 30, 2007, the Company sold a total of 1,250,000 of the Company’s Investment Units at a price of $0.40 each, with total proceeds of $500,000.  The Investment Units were sold in traunches of 312,500 Units each to four investors on January 18, January 23, February 28, and May 1.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $0.25 ($0.50 per whole share).

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

(c)                      50,000 shares vest if the Company records gross product revenues of $1,000,000 or more in the Company’s 2008 fiscal year; and

(d)                     50,000 shares vest on December 31, 2008.

On June 14, 2007, the Company issued 30,000 nonqualified stock options to Robert Rudelius, a director, upon his appointment to the Board of Directors.  The options were valued at $0.59 per share, and vest ratably over a 24-month period through June 14, 2009.  These options are exercisable at $0.29 per share through May 2013.

(c)                                   Warrants

The warrants below issued or to be issued were valued using the Black-Scholes pricing model.  However, the recorded value of warrants issued to lenders and guarantors of Company debt is limited to the corresponding amount loaned or guaranteed (see Note 1(f)).

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

•                  On March 14, 2007, upon the termination of employment of an employee, and in consideration for an agreement to defer payment of accrued salaries until the Company is able to make such payments (on the same basis as the payment of deferred salaries of continuing employees), the Company agreed to extend by three years the expiration date of 300,000 warrants beneficially held by the employee.  The modification of the warrant resulted in the recording of incremental compensation cost totaling $96,000, computed as the increase in the fair value of the warrant as determined under the provisions of SFAS 123R over the fair value so determined immediately before the modification.

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

•                  On April 16, 2007, the Company issued to Artann Laboratories Inc. (“Artann”) five-year warrants (immediately exercisable) to acquire 200,000 shares of its common stock at $0.41 per share pursuant to an agreement with Artann (see Note 7).  The warrants were valued at $72,000 by the Black-Sholes pricing model and recorded as research and development expense.

Note 7.  Development Agreements.

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

On April 16, 2007, ProUroCare entered into an agreement (the “Cooperation Agreement”) with Artann in which the parties agreed to terminate their existing Research and Development Agreement and to use their best efforts to finalize a new development agreement within a reasonable period of time.  The Cooperation Agreement establishes a platform for joint cooperation in establishing the new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities.  The Cooperation

Agreement terminates the Research and Development Agreement, and releases each party from all undischarged obligations and liabilities under that agreement.

Under the terms of the Cooperation Agreement, the Company paid $60,000 in fees originally due to Artann under the Research and Development Agreement, related to submission of two patents and associated patent attorney fees.  Further, the Company issued to Artann five-year warrants (immediately exercisable) to acquire 200,000 shares of its common stock at $0.41 per share, thus fulfilling another obligation under the Research and Development Agreement.  The warrants were valued at $72,000 by the Black-Sholes pricing model and will be recorded as research and development expense.  The Company also agreed to pay Artann $35,000 on May 4, 2007, as a first payment for work already completed under the proposed Development Agreement.  Actual payment of this amount was postponed by mutual agreement until ProUroCare completes its current fund raising efforts.

Note 8.  Employment Matters.

On May 11, 2007, the Company entered into an agreement with Mr. Maurice Taylor, its former Chief Executive Officer, to defer the payment of his accrued salary.  Under the terms of the agreement, Mr. Taylor will be paid his accrued salary from 2006 and 2007 totaling $141,017 in installments of $5,000 per month from June 1, 2007 through December 1, 2007, with the $106,017 balance being paid prior to December 28, 2007.  Mr. Taylor shall have the option, with ten days’ notice, to take up to 100,000 shares of the Company’s common stock in payment for any or all of the payments based on the current market price on the due date of the payment.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Taylor may exercise his stock options following his termination of employment until April 1, 2012.  The resulting $103,500 change in the fair value of the options as determined by the Black-Scholes pricing model was recorded as compensation expense.

On May 11, 2007, the Company entered into an agreement with Mr. Michael Grossman, its former President and Chief Operating Officer, to defer the payment of his accrued salary.  Under the terms of the agreement, Mr. Grossman will be paid his accrued salary from 2006 and 2007 totaling $103,990 in installments of $4,000 on May 15, 2007, $6,000 on June 1, 2007, and $8,000 per month from June 1, 2007 through December 1, 2007, with the $45,990 balance being paid prior to December 28, 2007.  Mr. Grossman shall have the option, with ten days’ notice, to take up to 100,000 shares of the Company’s common stock in payment for any or all of the payments based on the current market price on the due date of the payment.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Grossman may exercise his stock options following his termination of employment until February 1, 2012.  The resulting $117,000 change in the fair value of the options as determined by the Black-Scholes pricing model was recorded as compensation expense.  Except in the event of a breach of the agreement, the parties also agreed to release and waive each other from all damages, actions, lawsuits, or claims the other party may have arising out of the employment of Mr. Grossman and the conclusion of that employment.

On July 21, 2007, PUC entered into an employment agreement with its Chief Financial Officer, Richard Thon (see Note 9).

Note 9. Subsequent Events.

On July 3, 2007, PUC borrowed $10,000 for working capital needs from Alexander Nazarenko, a director of the Company.  The unsecured loan bears no interest and is to be repaid as soon as the Company is able to do so.

Only July 12, 2007, PUC borrowed for working capital purposes a total of $2,650 from three of its directors and an officer.  The unsecured loans bear no interest and are to be repaid as soon as the Company is able to do so.

On July 21, 2007, PUC entered into an employment agreement with its Chief Financial Officer, Richard Thon.  The agreement extends through June 30, 2009. The agreement provides for a minimum annual salary of $140,000, a cash incentive bonus potential of up to 30 percent of Mr. Thon’s base pay and eligibility to participate in an annual grant of options to purchase shares of common stock, as determined by the Company’s Board of Directors.  The agreement provides for severance payments if the Company terminates Mr. Thon without cause or if Mr. Thon terminates the agreement for good reason, including four months of base salary plus one month of base salary for each year of service (up to a maximum of nine months of base salary), payment of earned bonuses, continued payment of existing health and life insurance benefits for a period of four months and immediate vesting of all unvested stock options then held by Mr. Thon.  In addition, within a one-year period following a “change in control” of the Company, upon termination without cause, unacceptable demotion or reduction in responsibilities, or a relocation of more than 100 miles, Mr. Thon will receive as severance, six months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary), and immediate vesting of all unvested stock options then held by Mr. Thon.  The agreement prohibits Mr. Thon from directly or indirectly participating in the ownership, management, operation or control of a competitive business for a period of one year after his employment with the Company terminates.

On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs from an investor.  In consideration, PUC executed and delivered to the investor a $100,000 unsecured demand promissory note.  The note bears interest at the prime rate, and is payable on the first to occur of (1) the Company’s closing on $500,000 of new financing or (2) September 15, 2007 (see Note 9).  Under the terms of the promissory note, the Company will issue to the investor five-year warrants (immediately exercisable) to acquire 1,000 shares of the Company’s common stock for each day the promissory note is outstanding (to be prorated if a portion of the loan is repaid), at $0.50 per share.

On August 8, 2007, the Company amended its $100,000 promissory note issued in favor of Adron on November 29, 2006 (as previously amended on March 20, 2007) to increase the interest rate to $3,500 per month beginning May 1, 2007 and further extend the due date to the first of (1) the Company’s closing on $750,000 of new financing or (2) September 15, 2007.  No other terms of the promissory note were amended. The Company is still evaluating the accounting effect of the amendment, if any.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The accompanying Plan of Operation should be read in conjunction with our audited financial statements, and notes thereto, for the year ended December 31, 2006 filed with our Annual Report on Form 10-KSB on March 31, 2007.

Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: our continued access to critical working capital to fund our needs until we generate sufficient ongoing revenue; estimates regarding the size of our target markets; successful product completion and development and clinical and commercial trials for our products; the timing and success of such product development and U.S. clinical trials and securing approval from the Food and Drug Administration (“FDA”); acceptance of our products in the marketplace; new product introductions; competitive factors; physician and urology acceptance of our products in the marketplace; reimbursement for our products; enforcement of our intellectual property rights; and the success and strategy outlined in our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview; Product Offerings.

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we,” “us” or “our,” which terms include reference to ProUroCare Inc. (“PUC”), our wholly owned subsidiary) is a development stage company that is focused on developing advanced mechanical imaging technology for assessing the size, shape and volume of the prostate by creating a visual image of the prostate gland for use in identifying and characterizing abnormal lesions or tissue and monitoring the effects of prostate treatments.

The Company’s primary activities to date have focused on acquiring technology licenses, establishing intellectual property and working with our partner, Artann Laboratories Inc. (“Artann”) to complete development of the ProUroScanTM prostate imaging system.  We have assembled an experienced management team and identified the necessary clinical, regulatory and reimbursement resources to assist us in moving the product to market.  Finally, we have aggressively worked to obtain the funding to complete the ProUroScanTM’s development and bring it to market.

ProUroScanTM Prostate Mechanical Imaging System

Our initial product is the ProUroScanTM System, an advanced mechanical imaging system that enables physicians to identify and characterize the existence of abnormal prostate tissue, and monitor changes in prostate tissue over time.  The ProUroScanTM system consists of arrays of sensors mounted on a probe, a central processing unit containing proprietary image construction algorithms, a computer with color monitor and keyboard, a color printer and single-use disposable sheaths to cover the tip of the probe.  The system’s operation is based on measurement of the stress pattern on the rectal wall when the probe is pressed against the prostate.  Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional and three-dimensional reconstruction of prostate anatomy and assessment of prostate mechanical properties.  The data acquired allow the calculation of prostate features such as size, shape, nodularity, consistency/hardness and mobility.  The prostate image is displayed on a screen that allows physicians to identify the specific location of soft-tissue abnormalities and determine the relative size of the prostate upon completion of the imaging procedure.  In addition to the visual display, results are stored electronically.

The Role of the ProUroScanTM System

We believe the ProUroScanTM System’s primary uses will be threefold.  For patients with preliminary positive screening results for prostate cancer who are referred to urologists for diagnosis, it will be used to assist in characterizing the suspicious tissue and thereby help reduce the number of unnecessary biopsies.  For prostate cancer patients being followed under active surveillance, it will create a map to objectively measure the progression of the disease, providing a means to help determine when aggressive intervention is warranted.  Finally, for patients who have symptoms of benign prostate hyperplasia (“BPH”), it will monitor changes in prostate size before and during the course of medical treatments, allowing physicians to better assess the effectiveness of alternative therapeutic approaches.

We intend to position the ProUroScanTM System as an “adjunctive” tool to digital rectal examinations (“DRE”) and prostate specific blood antigen (“PSA”) testing.  We believe that the ProUroScanTM will enable a physician to detect abnormalities in the prostate more accurately than with their finger, and assess areas of the prostate that the physician cannot reach with their finger.  Unlike PSA, which uses measurements of the level of a certain antigen in the blood to infer the existence of cancer, the ProUroScanTM system directly measures the physical presence of abnormal tissue.  Using the combined results of DRE, PSA and ProUroScan tests, the urologist will be able to make a better determination of the need for a prostate biopsy.  Furthermore, the color images and three-dimensional visualization of the prostate provided by the ProUroScan will identify specific areas that should be the focus of a biopsy, helping ensure that a present lesion is found and thereby reducing repeat biopsies.

The ProUroScanTM system is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of soft-tissue abnormalities within the prostate.  Its ability to digitally store not only the test results but all of the individual pressure readings taken during the course of the procedure will facilitate a quantitative analysis of the progression of the disease over time.  By comparing the data taken in a baseline examination to subsequent examinations during the course of active surveillance, the urologist will gain valuable information about changes in the patient’s condition that can influence their decision to pursue additional treatment or continue surveillance.

Use of the ProUroScanTM system in patients diagnosed with BPH will be beneficial in allowing physicians to monitor changes in the size and volume of the prostate following treatment with drugs or other tissue reducing technologies.  Timely, accurate assessment of prostate volume changes and the effectiveness of treatment will enable physicians to recommend alternative treatments sooner than current assessment methods, and thus provide more immediate relief to patients.  Importantly, the ProUroScanTM is also capable of identifying previously undefined lesions or abnormal tissue that may require further analysis to determine if prostate cancer may be present.

Prostate Cancer Screening, Diagnosis, and Treatment

The two most common screening tools for identifying prostate cancer, the DRE and the PSA, have been used for several years but are often criticized for their lack of specificity and selectivity.

The PSA test is a simple blood test that measures the level of prostate specific antigens in the patient’s blood stream.  It has been shown there is a high correlation between the level of such antigen and the presence of cancer in the prostate.  Even so, PSA tests are not highly sensitive nor specific: of prostate cancers currently detected, about 25% have normal PSA values, while 30 to 40 percent of abnormal readings are false positives.

A DRE is a qualitative and subjective test in which a physician wearing a latex glove inserts a lubricated finger into the rectum to palpate the prostate gland to detect abnormalities.  The clinician must rely on his or her experience and sensitivity of touch to estimate the size of the prostate and detect hardness or abnormalities within the prostate that may indicate the presence of a potentially life-threatening disease.  The DRE is even less effective than the PSA; studies evaluating screening have shown that the DRE when used alone detects less than 60 percent of prevalent prostate cancers.  There is substantial subjectivity inherent in the DRE, which is also negatively affected by poor examiner training, experience level and ability to interpret the results.  Other patient related limitations, including excessive obesity, patient discomfort and unusual anatomical positioning of the prostate can further limit the effectiveness of the test.

Recognizing the shortcomings of these screening tests, physicians today generally use the two tests in tandem.  This approach has been shown to increase the yield from screening by as much as 26 percent over PSA alone.

A patient with a positive DRE or PSA is typically referred to a urologist for further diagnosis, who will usually perform a prostate biopsy to obtain tissue samples for microscopic analysis.  The prostate is biopsied by a needle that is guided by ultrasound into the prostate through the rectal wall.  Since the existence and exact location of possible cancerous tissue is not known, the urologist will usually take 10 to 14 samples in a scattered pattern throughout the prostate in an attempt to find the suspect tissue.  The tissue samples are then sent to a laboratory for analysis and interpretation, and the results are reported several days later.  If the results are negative or indeterminate, the urologist may suggest a second biopsy procedure, or that the patient increase the frequency of future screening examinations.  Approximately 1 million patients are biopsied each year in the United States, but only 25 percent of biopsy procedures performed detect the presence of cancer.

The treatment path for patients who test positive for prostate cancer depends on many variables, including age, location and pathology of the cancerous tissue and general health of the patient.  Generally, a younger, otherwise healthy patient will elect to have the prostate removed to eliminate the possibility that it might spread beyond the prostate.  Older, less healthy patients may elect not to undergo surgery, and instead monitor the disease closely by semi-annual PSA and DRE exams, and annual biopsies.  This monitoring regimen is commonly referred to as “watchful waiting” or “active surveillance.”  Some patients may elect radiation or drug treatments, and also require ongoing active surveillance.  Approximately 230,000 men are diagnosed with prostate cancer each year in the United States, of whom approximately 100,000 elect to have a prostatectomy.  The remaining 130,000 men are treated non-surgically or undertake active surveillance.  We estimate that with the total number of patients aggregated over the last ten years that have not had radical surgery, there may be over 1.3  million men undergoing active surveillance.

Detailed System Description and Operation

The ProUroScanTM system consists of arrays of pressure sensors mounted on a probe, a central processing unit containing proprietary image construction algorithms, a computer with color monitor and keyboard, a color printer and single-use disposable sheaths to cover the tip of the probe.  The ProUroScanTM system’s probe is specially designed for the rectal anatomy to minimize patient discomfort.  It is ergonomic for the clinician and similar to a traditional DRE for the patient.  The probe utilizes highly sensitive pressure sensors located on the face of the probe head to palpate the prostate.  The probe’s positioning system ensures that the person administering the test examines the entire surface of the prostate, and assists prostate image construction.

To perform a test, the clinician must first place a single-use disposable sheath over the probe head and shaft and cover it with a lubricant.  The clinician then inserts the tip of the probe into the patient’s rectum and palpates the prostate.  As the prostate is palpated, a color image of the prostate is produced and displayed on the computer monitor, along with indicators of the amount of pressure being applied to help guide the clinician.  Differences in tissue stiffness and elasticity will be depicted on the in real time monitor in different colors.  Total testing time for a healthy prostate is under one minute.

Standardizing the procedure using the ProUroScanTM mechanical imaging device should minimize the differences in abilities and skill levels between physicians in this otherwise subjective procedure.  We expect the system will also be more sensitive and have the ability to detect abnormalities that the normal human finger cannot detect, thereby improving the quality of the diagnostic process.  It will also enable physicians to literally see the differences in tissue elasticity or stiffness on the color monitor instead of a traditional DRE that is “blind” and relies exclusively on the clinician’s sense of touch.  The system will create a hard copy of the prostate diagnostic procedure which can be placed into the patient’s file, and a digital record of the exam that can be stored and used for comparison to subsequent exams. This is advantageous for physicians and patients in that it gives physicians the ability to compare and contrast the patient’s results from exam to exam, and to get second opinions on the patient’s status in regards to the diagnosis.  Comparisons of multiple tests over time can also be done providing longitudinal assessments of the patient’s disease.

We believe the ProUroScanTM system will be truly unique in the market.  The closest comparison in terms of imaging capability is to an examination using a transrectal ultrasound (“TRUS”) device.  TRUS is a test that uses a rectal probe and sound wave echoes to create an image of the prostate gland, thus allowing visual inspection for abnormal conditions.  Although well established as a highly accurate test, TRUS is used primarily as a guide for prostate biopsies, and is seldom used as a screening test.  It is a very expensive test and is difficult for some physicians to interpret.  The ProUroScanTM system uses mechanical imaging rather than sound wave echoes, has a smaller rectal probe and can be performed in less than one minute.   We believe the overall cost of the ProUroScan System will be much lower than ultrasound providing expanded access to testing and follow-up monitoring.   The results of the ProUroScanTM test are displayed in color, making the results of the diagnostic test easy to interpret.

Current ProUroScan System Status and Future Development

The ProUroScanTM system is currently in the late stages of product development.  The design specifications are nearly finalized and performance characteristics are generally known.  Further development work in the areas of positioning system refinement, software, validation, user interface and sensor production, among others, must be completed before the system can be commercialized.  It is anticipated that, once sufficient financing is obtained to undertake such work, an additional seven to eight months will be needed to complete the remaining development tasks leading to the production of clinical study units.  As discussed below, the clinical study units will be used to conduct the clinical trials necessary to obtain FDA market clearance.

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

The ProUroScanTM system prototype has been validated in laboratory experiments on prostate phantoms and in a pre-clinical study.  The system has been used for more than two years and on more than 180 patients at the Robert Wood Johnson Medical Center in New Brunswick, New Jersey.

System Development History and Development Partners

The ProUroScanTM system is based on work originally performed in the late 1990’s at Artann of West Trenton, New Jersey.  In 2001, we licensed the rights to this technology, and have worked with Artann and our other technology based partners to complete its development.  Artann is an innovative technology portfolio holding company with the mission of early stage development and validation of original technologies and devices. The value of Artann’s research has been recognized by the support of the Small Business Innovation Research grants from various federal agencies. Artann is the recipient of over 30 grant and contract awards the National Aeronautics and Space Administration, the Department of Defense and from the various institutes of National Institutes of Health (including a recent $3 million grant to commercialize the ProUroScan System described below).

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

Under the terms of the Cooperation Agreement, the Company paid $60,000 in fees originally due to Artann under the Research and Development Agreement, related to submission of two patents and associated patent attorney fees.  Further, the Company issued to Artann five-year warrants that are immediately exercisable to acquire 200,000 shares of its common stock at $0.41 per share, thus fulfilling another obligation under the Research and Development Agreement.  The Company also agreed to pay Artann $35,000 in May 2007, as a first payment for work already completed under the proposed development agreement.  Actual payment of this amount was postponed by mutual agreement until ProUroCare completes its current fund raising efforts.

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

In March 2006, we engaged Devicix, LLC of Chaska, Minnesota, a firm that provides electrical, mechanical, biomedical and software engineering services to early-stage medical device companies.  We expect this firm will assist us and Artann in transferring technology from research and development to clinical study status, place design documentation under an FDA compliant quality control system, complete the design documentation required to submit an FDA request for product clearance, perform verification and validation testing including certification of safety related testing standards, and quality control processes for transfer to manufacturing.

Regulatory Issues

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

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map or a record of tissue elasticity measurements taken from the prostate to aid in documenting the size, shape and volume of the prostate while also identifying palpable lesions.  Based on the scope of the claim and the input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510K application, or be evaluated under the FDA’s de novo process.  When system development has been completed, we will begin placing systems in a select number of major medical centers to screen patients and collect data for the FDA submission.  It is anticipated that the FDA clinical studies will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  Centers participating in the study will most likely be required to obtain approval from each center’s Institutional Review Board (“IRB”) to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScanTM studies at the Veteran’s Administration Medical Center in Minneapolis, Minnesota and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.

The actual number of patients that will be studied and the specific clinical protocol that will be followed will be significantly determined at a pre-Investigational Device Exemption (“IDE”) meeting that we anticipate having with the FDA during 2007, prior to conducting clinical trials.  At that meeting we will present information about the product and all relevant and laboratory testing data.  We will also propose a strategy for validating our labeling claim and a clinical protocol that all investigative centers will be expected to follow, with the goal being to obtain enough clinical data to have sufficient confidence that the system will perform as defined in the product labeling.

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

Continuing Revenue Stream; Third-Party Reimbursement.

We anticipate that the majority of our revenue generated by the ProUroScanTM system will be tied to procedure fees for performing the test and the consumption of proprietary disposable sheaths and probe tips.  The systems themselves likely will be placed in clinics under a variety of programs, including outright sales, operating leases, financing leases or placements paid for by premiums paid on the usage of the system.

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

Initially, we anticipate using a “patient pay model” for physicians to receive payment for performing the ProUroScanTM system test.  Under a patient pay model, in the absence of reimbursement from their health insurance, patients who perceive sufficient value in a procedure agree to pay for the test out of their own funds.  This approach was recommended by Hogan & Hartson, our reimbursement consultants, based on the perceived value of the test for patients that have an abnormal DRE or PSA value.  Only one in four biopsies performed based on an abnormal PSA reading reveal prostate cancer, and only 50 percent of suspicious lesions found by DRE presented cancer on prostate biopsy.  Given these statistics, in cases where patients have abnormal DRE or PSA test results or when a test result may not be clear, there is a high incentive to seek additional diagnostic inputs so that patients can make an informed and reasonable decision for themselves and their family.  We believe that a sufficient number of patients will be willing to pay for the ProUroScanTM system test out of their personal funds to support the launch of our product in advance of receiving a formal coverage position from third-party insurers.  The concept of a patient pay model has been used successfully for other procedures (e.g., mammography enhancement) and we expect this to be our approach for generating revenues during at least the early phases of product rollout.  Physicians will also have the option of billing under a “miscellaneous” code until a formal CPT code has been established.

Electrical Impedance Tomography (“EIT”) Technology

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

We believe that our unique and proprietary EIT technology has the potential to be a significant advancement to thermal therapy.  EIT is an imaging technology in which an image of the conductivity or resistivity of part of the body is inferred from surface electrical measurements.  Current microwave thermal therapy treatment utilizes a catheter that is inserted into the patient’s urethra.  The catheter contains an antenna that radiates microwave energy in an omni-directional, 360° pattern.  The tissue of the prostate absorbs this energy and heat is inductively generated to increase the temperature above 45° C, which is necessary to cause necrosis of the tissue.  After this tissue dies and is eliminated by the body, the enlargement of the prostate is reduced, restoring urine flow. The heating that occurs during a thermal therapy procedure produces a change in the local conductivity or resistivity throughout the treatment volume.  With our EIT technology, these local changes in the electrical properties of the tissue can be measured by a system of miniature electrodes placed on the patient’s body and a rectal probe, all of which connect to an electronically controlled low-frequency power supply.  Each individual electrode will receive a specific current and electronically measure all the possible induced voltages among the electrode array.  An inversion algorithm is then employed to create a real-time image of the thermal pattern, allowing the clinician to monitor the migration of heat within the prostate and the therapeutic effects of the treatment.

In 2005, we entered into a Memorandum of Understanding (the “MOU”) with Urologix, Inc., pursuant to which the parties were to co-develop new products utilizing our EIT technology.  After completing Phase I of the development on this technology in September 2006, it was determined that additional research on two key aspects of the technology would be required before proceeding with the next development phase.  Due to funding limitations, we have decided to put further development of the EIT technology on hold temporarily.  We do not anticipate that our near term financing efforts will be sufficient to fund additional development of our EIT technology, but we intend to start development again when funding permits.

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

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases, and transfer agent fees.  We currently occupy temporary offices within the office of a Company director, for which we accrue rent on a month-to-month basis of approximately $2,200 per month.  The director has informally agreed to defer payment of this rent until the Company receives significant funding.  We expect to find and relocate to permanent offices of approximately 2,000 square feet in the third or fourth quarter of 2007. Other expenses incurred include executive officer compensation, expensing of stock options, travel, insurance, telephone, supplies and other miscellaneous expenses.  In the next twelve months, the Company anticipates that it will spend approximately $1.3 million in marketing and administrative expenses.  Of these, the Company expects that approximately $370,000 will be for compensation, benefits and payroll taxes.

The Company anticipates that it will spend between $1.9 and $2.0 million on research and product development of the ProUroScanTM system over the next 12 months.  Of this amount, approximately $1.3 million will be spent on manufacturing, engineering, validation and documentation efforts on a contracted basis with our development partners, including Artann.  As noted in the “Overview; Product Offerings” section above, much of the ProUroScanTM’s development to date has been accomplished under two development agreements between ProUroCare and Artann.  We anticipate entering into a joint development agreement with Artann in the third quarter of 2007.  Although the terms of that agreement have not been finalized, we expect fees paid to Artann over the next twelve months under that agreement will range between $750,000 and $900,000.  Clinical trials and the 510(k) filing with the FDA are expected to cost in the range of $250,000 to $300,000.  ProUroScanTM systems created for development and clinical use are expected to cost the Company between $75,000 and $100,000.  Internal salaries, benefits and miscellaneous departmental expenses for software and hardware development, regulatory work and project management are estimated to cost between $300,000 and $350,000.  Contracted project management and engineering is expected to range from $100,000 to $125,000.

Liquidity and Capital Resources.

Financing Plan.

We had a working capital deficit of approximately $3.5 million at June 30, 2007.  Cash used in operations was approximately $463,000 and $1.5 million for the six month periods ended June 30, 2007 and 2006, respectively, and $6.7 million for the period from August 17, 1999 (date of inception) to June 30, 2007.  In addition, as of the date of this filing, the Company has current liabilities exceeding $3.5 million.  Consequently, management has taken several measures to conserve cash, including reducing executive headcount, minimizing development work on the ProUroScanTM system, reducing expenses and deferring vendor payments and staff salaries.

Management’s plan is to actively raise an additional $10 million within the next 18 months to support ongoing operations and retire certain existing debt and other obligations.  Of the total, approximately $6 million will be used to bring the existing first generation system through clinical trials, final FDA concurrence and preparation for market launch.  These funds will be in addition to funds available to develop the ProUroScanTM system under Artann’s Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute.  The remaining $4 million will be used to retire existing liabilities and provide working capital.

The plan for raising this level of funding consists of three separate initiatives:

•                  we are in discussions with an investment banker to initiate a public equity offering in the range of $4.0 to $6.0 million during the third and fourth quarters of 2007;

•                  we continue to pursue investments from certain prospective investors who are interested in the Company and able to invest significant amounts of capital.  All of our funding to date has been provided or guaranteed by highly qualified, accredited individual investors; and

•                  we are in contact with potential medical device companies that are interested in marketing products in the prostate cancer detection market.  Conversations are in the early stages with at least two such companies.  In addition to financial support, a successful collaboration with this type of company would allow us to gain access to down stream marketing, manufacturing and sales support.

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

If adequate funds are not available through these initiatives on a timely basis in 2007, or are not available on acceptable terms, the Company may be unable to fund expansion, to develop or enhance our products.  If the Company is forced to slow its development programs, or to put them on hold, it would delay regulatory approvals needed, and thus delay market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.  See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES,” on page 28 of this Quarterly Report on Form 10-QSB.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2007, we had an accumulated deficit of approximately $14,880,000

These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated unaudited financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

As of August 2, 2007, we had cash on hand of approximately $39,000.  These funds are not sufficient for us to complete development of our products and gain approval of them from the Food and Drug Administration (“FDA”).  In addition, the Company has current liabilities exceeding $3.6 million.  Consequently, management has taken several measures to conserve cash, including reducing executive headcount, substantially reducing development work on the ProUroScanTM system, reducing expenses and deferring vendor payments and staff salaries.

Management’s plan is to actively raise an additional $10 million within the next 18 months to support ongoing operations and retire certain existing debt and other obligations.  Of the total, approximately $6 million will be used to bring the existing first generation ProUroScanTM system through clinicals trials, final FDA concurrence and preparation for market launch.  These funds will be in addition to funds available on a reimbursement basis to develop the ProUroScanTM system under Artann’s Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute.  The remaining $4 million will be used to retire existing liabilities and provide working capital.

The plan for raising this level of funding consists of three separate initiatives:

•                  we are in discussions with an investment banker to initiate a public equity offering in the range of $4.0 to $6.0 million during the third and fourth quarters of 2007;

•                  we continue to pursue investments from certain prospective investors who are interested in the Company and able to invest significant amounts of capital.  All of our funding to date has been provided or guaranteed by highly qualified, accredited individual investors; and

•                  we are in contact with potential medical device companies that are interested in marketing products in the prostate cancer detection market.  Conversations are in the early stages with at least two such companies.  In addition to financial support, a successful collaboration with this type of company would allow us to gain access to down stream marketing, manufacturing and sales support.

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

Our officers and directors collectively possess beneficial ownership of 4,928,111 shares of our common stock, which represents approximately 28.1 percent of the total voting power.  This represents a significant portion of the voting power of the Company’s shareholders.  As a result, our directors and officers will have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

As of December 31, 2006, the Company had generated net operating loss carryforwards of approximately $3.0 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code.  The Company has analyzed the merger and private placement transactions that occurred in April 2004, and we believe that they do not constitute such an ownership change.  However, those transactions, together with possible future changes during the subsequent 36-month period may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforward to the above limitations.  Specifically, additional shares and warrants likely to be issued pursuant to the Company’s current financing efforts may trigger such a change in ownership.

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

Item 3.  Controls and Procedures.

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective.  There has been no change in the internal controls over financial reporting during the last fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

On May 1, 2007, the Company sold 312,500 of its Investment Units to Bruce Culver at a price of $0.40 each.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant to acquire 0.5 shares of the Company’s common stock for $0.25 ($0.50 per whole share), exercisable at the discretion of the investor during the term of the warrant.  The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

Warrant Issuances:

On April 16, 2007, the Company issued five-year warrants to acquire 200,000 shares of its common stock at $0.41 per share to Artann Laboratories, Inc., pursuant to a research and development agreement.  The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

Item 5.  Other Information.

On August 8, 2007, the Company amended its $100,000 promissory note issued in favor of Adron on November 29, 2006 (as previously amended on March 20, 2007) to increase the interest rate to $3,500 per month beginning May 1, 2007 and further extends the due date to the first of (1) the Company’s closing on $750,000 of new financing or (2) September 15, 2007.  No other terms of the promissory note were amended.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Promissory Note issued in favor of Adron Holdings, LLC, dated November 29, 2006, as amended March 21, 2007 (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-KSB filed March 30, 2007).

10.2 *	Promissory Note issued in favor of Alexander Nazarenko, dated June 25, 2007.

10.3 *	Employment Agreement by and between ProUroCare Inc. and Richard B. Thon, dated July 21, 2007.

10.4 *	Promissory Note issued in favor of Phillips W. Smith, dated July 31, 2007.

10.5 *	Amendment # 2 to Promissory Note issued in favor of Adron Holdings, LLC on November 29, 2006, dated August 8, 2007.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: August 14, 2007	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: August 14, 2007	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer