Form 10QSB
period 2007-09-30
ProUroCare Medical Inc.
filed 2007-11-14
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-103781

ProUroCare Medical Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-1212923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5500 Wayzata Blvd., Suite 310
Golden Valley, Minnesota 55416

(Address of principal executive offices)

(952) 476-9093

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  16,050,882 shares of common stock outstanding as of November 12, 2007 (par value $0.00001 per share).

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

ProUroCare Medical Inc.

Form 10-QSB for the

Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Balance Sheets

	Sepetmber 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$11,727	$2,407
Prepaid expenses	35,105	15,459

Total current assets	46,832	17,866
Equipment and furniture, net	1,069	3,739
Deferred offering costs	111,820	—
Debt issuance costs, net	178,595	573,013

	$338,316	$594,618
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$2,200,000	$—
Notes payable, net of original issue discount	325,967	174,338
Accounts payable	359,176	385,793
Accrued expenses	880,768	662,226
Loans from officers and directors	80,700	15,450
Total current liabilities	3,846,611	1,237,807

Commitments and contingencies
Long-term bank debt	—	2,200,000
Long-term convertible debentures, net of original issue discount	392,812	209,983
Total liabilities	4,239,423	3,647,790
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 16,050,882 and 14,399,686 shares on September 30, 2007 and December 31, 2006, respectively	160	144
Additional paid-in capital	11,570,762	10,111,482
Deficit accumulated during development stage	(15,472,029)	(13,164,798)

Total shareholders’ deficit	(3,901,107)	(3,053,172)

	$338,316	$594,618

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30		Period from August 17,1999 (inception) to September 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development	$1,082	$30,700	$108,316	$264,209	$4,822,240
General and administrative	199,892	397,093	1,075,325	1,200,214	7,574,547
Total operating expenses	200,974	427,793	1,183,641	1,464,423	12,396,787

Operating loss	(200,974)	(427,793)	(1,183,641)	(1,464,423)	(12,396,787)
Interest income	—	—	—	—	16,480
Interest expense	(315,600)	(298,599)	(890,061)	(793,737)	(2,858,193)
Debt extinguishment cost	(75,327)	—	(233,529)	—	(233,529)

Net loss	$(591,901)	$(726,392)	$(2,307,231)	$(2,258,160)	$(15,472,029)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.15)	$(0.16)	$(1.65)

Weighted average number of shares outstanding:
Basic and diluted	15,875,586	14,301,713	15,540,217	14,246,881	9,393,488

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30		Period from August 17,1999 (inception) to September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(2,307,231)	$(2,258,160)	$(15,472,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,670	2,923	19,728
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	511,239	265,770	1,666,957
Issuance of common stock for services rendered	—	53,738	156,904
Warrants issued for services	72,000	—	540,636
Warrants issued for debt guarantees	—	—	320,974
Warrants issued for debt extinguishment	233,529	—	233,529
Amortization of note payable original issue discount	52,582	70,736	181,667
Amortization of convertible debt original issue discount	182,829	148,370	392,812
Amortization of debt issuance and deferred offering costs	394,418	372,728	1,171,948
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	—	—	(189,554)
Other receivables	—	(10,121)	—
Prepaid expenses	22,939	23,031	75,917
Accounts payable	(7,238)	(7,891)	769,737
Accrued expenses	225,535	(233,771)	1,006,481
Net cash used in operating activities	(616,728)	(1,572,647)	(6,878,197)
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Net cash used in investing activities	—	—	(20,797)
Cash flows from financing activities:
Proceeds of note payable, bank	—	140,500	500,000
Payment of note payable, bank	—	(400,000)	(500,000)
Proceeds of notes payable	150,000	—	490,500
Payment of notes payable	(41,618)	(170,865)	(1,024,472)
Proceeds from loans from officers and directors	154,650	—	170,100
Payments of loans from officers and directors	(79,100)	—	(79,100)
Net advances (payments) to Clinical Network, Inc.	—	(8,943)	—
Proceeds from long-term debt	—	2,200,000	2,200,000
Net proceeds from issuance of common stock	447,611	50,000	5,682,537
Payments for debt issuance costs	(5,495)	(231,966)	(237,461)
Payments for deferred offering costs	—	—	(28,827)
Cost of reverse merger	—	—	(162,556)
Payment for rescission of common stock	—	—	(100,000)
Net cash provided by financing activities	626,048	1,578,726	6,910,721
Net increase in cash	9,320	6,079	11,727
Cash, beginning of the period	2,407	37	—
Cash, end of the period	$11,727	$6,116	$11,727

	Nine months ended September 30		Period from August 17,1999 (inception) to September 30,
	2007	2006	2007
Supplemental cash flow information:
Cash paid for interest	$179,831	$158,759	$537,812
Non-cash investing and financing activities:
Warrants issued pursuant to note payable	$51,920	$60,030	$263,667
Common stock issued in lieu of cash for accrued expenses	111,993	—	229,636
Deferred offering costs included in accrued expenses	105,000	—	105,000
Common stock issued in lieu of cash for loans from officers and directors	10,300	—	10,300
Prepaid expenses financed by note payable	42,585	37,312	111,022
Common stock issued in lieu of cash for accounts payable	20,704	—	122,291
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in Additional paid-in capital)	—	733,334	733,334
Common stock issued for deferred offering expenses	—	22,750	91,501
Issuance of note payable for redemption of common stock	—	—	650,000
Warrants issued for debt issuance costs	—	—	242,612
Conversion of accounts payable to note payable	—	—	241,613
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furinture and equipment applied to accounts payable	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 and the period from

August 17, 1999 (inception) to September 30, 2007

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

Pursuant to a merger agreement effective April 5, 2004 among ProUroCare Inc. (“PUC”), Global Internet Communications, Inc. (“Global”) and GIC Acquisition Corp., a wholly owned subsidiary of Global (“GIC”), GIC merged with and into PUC, which remained as the surviving company and a wholly owned operating subsidiary of Global (the “Merger”). On April 26, 2004, Global changed its name to ProUroCare Medical Inc. In connection with the Merger, Global completed a private placement of 2,205,000 shares of common stock (the “Private Placement”) pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, PUC. Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)                                 Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company, and notes thereto, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(c)                                  Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company’s significant estimates include the determination of the fair value of its common stock, contingent liability expense and the valuation of license rights. Actual values and results could differ from those estimates.

(d)                                 Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and nine month periods ended September 30, 2007 and 2006 and the period from August 17, 1999 (inception) to September 30, 2007 since the Company reported net losses for these periods.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaced SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date. Stock-based employee and non-employee compensation cost related to stock options was $53,138, $415,239 and $1,558,368 for the three and nine month periods ended September 30, 2007, and the period from August 17, 1999 (inception) to September 30, 2007, respectively. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $442,198, $35,149, and $1,800 for the years ending December 31, 2007, December 31, 2008 and December 31, 2009, respectively.

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

No options were granted in the three month periods ended September 30, 2007 and 2006. In determining the compensation cost of the options granted during nine month periods ended September 30, 2007 and 2006, as specified by SFAS 123R and SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30		Nine months Ended September 30
	2007	2006	2007	2006
Risk-free Interest Rate	N/A	N/A	4.90%	4.74%
Expected Life of Options Granted	N/A	N/A	4.0 years	2.8 years
Expected Volatility	N/A	N/A	133.4%	132.7%
Expected Dividend Yield	N/A	N/A	0	0

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

(f)                                    Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Note 6(c)). The weighted-average fair value of the warrants granted during the three and nine month periods ended September 30, 2007 was $0.39 and $0.39, respectively, and such warrants were immediately vested and exercisable on the date of grant.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended September 30		Nine months Ended September 30
	2007	2006	2007	2006
Risk-free Interest Rate	4.73%	4.60%	4.71%	4.63%
Expected Life of Warrants Issued(1)	5.0 years	5.0 years	4.9 years	5.0 years
Expected Volatility	134.3%	136.9%	135.2%	134.6%
Expected Dividend Yield	0	0	0	0

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

(g)                                 Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of September 30, 2007, we had an accumulated deficit of approximately $15,470,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited Consolidated Financial Statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Consolidated Financial Statements.

The following are disclosures made pursuant to the initial adoption of FIN 48:

The Company has adopted the policy of classifying interest in interest expense and penalties in general and administrative expense. The Company had recorded no accrued interest or penalties as of the date of adoption.

The Company had no significant unrecognized tax benefits as of January 1, 2007 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company has generated net operating loss carryforwards of approximately $3.0 million which, if not used, will begin to expire in 2021. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months of the date of adoption.

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2004 - 2006
State of Minnesota 2004 - 2006

Note 2. Notes Payable – Bank.

In February 2006, the Company completed two closings of senior debt financing. Pursuant to the two closings, on February 16, 2006, the Company issued a promissory note to Crown Bank in the amount of $1,200,000 at an interest rate of the prime rate plus one percent (8.75 percent at September 30, 2007). This promissory note matures on January 11, 2008. On February 28, 2006, the Company issued a second promissory note to Crown Bank in the amount of $1,000,000, also at an interest rate of the prime rate plus one percent. This promissory note matures on February 29, 2008. The average interest rate of the notes was 9.19 percent and 9.23 percent for the three and nine month periods ended September 30, 2007, respectively.

The promissory notes are secured by a pledge of all Company assets, including two technology licenses that were assigned to Crown Bank, and were guaranteed by four accredited individual investors. In consideration for their guarantees, the Company issued 10 percent unsecured convertible subordinated debentures totaling $733,334 to the four guarantors (see Note 4).

On October 15, 2007, the Company repaid $600,000 of the Crown Bank Promissory notes and on October 31, 2007, renewed the remaining notes to mature in February, 2009 (see Note 9).

Note 3. Notes Payable.

On June 1, 2006, PUC borrowed $75,000 from an investor, and in connection therewith issued to such investor a promissory note maturing on August 30, 2006. On August 24, 2006, the promissory note was amended to mature on the first to occur of (1) the Company’s closing on an aggregate of $1 million of net proceeds under its financing efforts or (2) October 29, 2006. On January 22, 2007, the Company repaid $25,000 of the promissory note. On March 20, 2007, the promissory note was amended for a second time to extend the due date of the remaining balance until the Company closes on an aggregate of $750,000 or more of new financing. The promissory note and amendments thereto bear interest at the prime rate (7.75 percent as of September 30, 2007). Interest expense related to this note recorded during the three and nine month periods ended September 30, 2007 was $1,033 and $3,285, respectively. In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire a total of 37,500 shares of the Company’s common stock at $0.50 per share. In connection with the amendments, following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006. During the three and nine month periods ended September 30, 2007, the Company expensed as debt extinguishment cost $20,716 and $61,474 related to the accrual of 38,364 and 113,841 warrants to be issued pursuant to the terms of the promissory note, respectively. As of September 30, 2007, the Company had accrued for issuance warrants to acquire 165,549 shares of the Company’s common stock pursuant to this arrangement.

On November 30, 2006, the Company borrowed $100,000 from Adron Holdings, LLC (“Adron”). In connection therewith, the Company issued to Adron an unsecured promissory note that bore interest of $5,000 per month and was set to mature on January 2, 2007. Under the terms of the promissory note, the Company issued a five-year warrant (immediately exercisable) to Adron’s partners to acquire 50,000 shares of Company common stock at $0.50 per share, and additional five-year warrants (immediately exercisable) to acquire 50,000 shares at $0.50 per share when the loan was not repaid on January 2, 2007 (see Note 6(c)). On March 20, 2007, the Company amended the promissory note to reduce the interest rate to $2,500 per month and extend its due date until the first to occur of (1) the Company closing on an aggregate of $750,000 or more of additional financing following the date of the amendment, or (2) April 30, 2007. In connection with the amendment, the Company issued to Adron’s partners five-year warrants (immediately exercisable) dated February 1, 2007 to acquire 50,000 shares of Company common stock at $0.50 per share, and following repayment of the promissory note, the Company will issue additional five-year warrants (immediately exercisable) to Adron’s partners to acquire 1,667 shares of the Company’s common stock for each day the promissory note is outstanding on and after March 1, 2007, at $0.50 per share. On August 8, 2007, the Company further amended the promissory note to increase the interest rate to $3,500 per month beginning May 1, 2007 and further extend its due date to the first of (1) the

Company’s closing on $750,000 of new financing or (2) September 15, 2007. As of September 30, 2007, the Company had accrued for issuance warrants to acquire 356,738 shares of the Company’s common stock pursuant to this arrangement. During the three month period ended September 30, 2007, the Company expensed as debt extinguishment cost $54,611 related to the accrual of 151,697 warrants to be issued pursuant to the terms of the promissory note. During the nine month period ended September 30, 2007, the Company expensed as debt extinguishment cost $146,426 related to the issuance of the 50,000 warrants on February 1, 2007 and the accrued 356,738 warrants to be issued pursuant to the terms of the promissory note.

On May 25, 2007, the Company borrowed $42,585 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement called for ten monthly installment payments of $4,453 beginning July 1, 2007, with an imputed annual interest rate of 9.85 percent. The proceeds were paid directly to an insurance company as a prepayment on an insurance policy. Interest expense during the three and nine month period ended September 30, 2007 was $1,845 and $2,194, respectively.

On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs from an investor. In consideration, PUC executed and delivered to the investor a $100,000 unsecured demand promissory note. The note bears interest at the prime rate, and is payable on the first to occur of (1) the Company’s closing on $500,000 of new financing or (2) September 15, 2007. Under the terms of the promissory note, the Company will issue to the investor five-year warrants (immediately exercisable) to acquire 1,000 shares of the Company’s common stock for each day the promissory note is outstanding (to be prorated if a portion of the loan is repaid), at $0.50 per share. During the three month period ended September 30, 2007, the Company accrued for issuance warrants to acquire 62,000 shares of the Company’s common stock pursuant to this arrangement. The warrants, valued at $24,800 using the Black-Sholes pricing model, were expensed as interest expense.

On August 29, 2007, the Company borrowed $50,000 for short-term working capital needs from an investor. In consideration, PUC executed and delivered to the investor a $50,000 unsecured demand promissory note. The note bears interest at the prime rate, and is payable on the first to occur of (1) the Company’s closing on $500,000 of new financing or (2) September 15, 2007. Under the terms of the promissory note, the Company will issue to the investor five-year warrants (immediately exercisable) to acquire 500 shares of the Company’s common stock for each day the promissory note is outstanding (to be prorated if a portion of the loan is repaid), at $0.50 per share. During the three month period ended September 30, 2007, the Company accrued for issuance warrants to acquire 16,500 shares of the Company’s common stock pursuant to this arrangement. The warrants, valued at $4,620 using the Black-Sholes pricing model, were expensed as interest expense.

On October 31, 2007, the Company issued a promissory note for $600,000 in favor of the Phillips W. Smith Family Trust (the “Smith Trust”) effective as of October 15, 2007. The proceeds were used to retire $600,000 of the Crown Bank promissory notes (see Note 9).

On October 31, 2007, the Company borrowed $100,000 for short-term working capital needs from Mr. James Davis. In consideration, the Company executed and delivered to Mr. Davis a $100,000 unsecured demand promissory note (see Note 9).

Note 4. Long-Term Debt - Convertible Debentures.

As consideration to the four guarantors to provide their guarantees for $2,200,000 of Crown Bank promissory notes (see Note 2), the Company issued $733,334 of unsecured convertible 10 percent debentures. All of the debentures mature in February 2009, three years from the date of issue (coincident with the closing dates of the Crown Bank promissory notes as noted above) and are convertible into Company common stock at a price of $0.30 per share. The cost of the debentures was recorded as debt issuance cost and is being amortized as interest expense over the term of the underlying bank note payable. The value of the beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and $0.30 per share conversion price, multiplied by the number of conversion shares that would be issued at $0.30 per share (2,444,444 shares). The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the $733,334 face value of the debentures issued. The beneficial conversion feature was recorded as an original issue discount as defined in EITF No. 98-5 against the convertible debt liability and is being amortized as interest expense over the term of the convertible debentures.

On March 21, 2007, the Company and the four guarantors agreed to amend the debenture agreements. Under the terms of the revised debentures, each debenture holder agreed to accept as payment for interest due on the debenture the following:

•                  cash paid for interest from inception through May 31, 2006 (previously paid in 2006);

•                  Investment Units, consisting of one share of stock and a three-year warrant to acquire 0.5 shares of Company common stock at $0.25 ($0.50 per share), for interest accrued from June 1, 2006 through January 31, 2007, with such accrued interest converted into Investment Units at a price of $0.40 per unit; and

•                  cash or Company common stock (converted on the basis of $0.50 per share), at the option of the Company, for interest accrued from February 1, 2007 through settlement of the debenture.

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

As of September 30, 2007, there was $49,300 of accrued interest that will convert to Company common stock at a price of $0.50 per share pursuant to the terms of the amended debenture.

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

On July 3, 2007, PUC borrowed an additional $10,000 for working capital needs from Mr. Nazarenko. The unsecured loan bears no interest and is to be repaid as soon as the Company is able to do so.

On July 12, 2007, PUC borrowed for working capital purposes $2,650 in aggregate from four of its directors (Mr. Koenig, Mr. Nazarenko, Richard Carlson and Scott Smith). The unsecured loans bear no interest and are to be repaid as soon as the Company is able to do so.

On September 10, 2007, the Company issued a total of 11,000 shares of its common stock to Mr. Carlson and Mr. Smith as repayment for $3,330 of outstanding loans to the Company.

On September 28, 2007, PUC borrowed for working capital purposes $15,000 from Mr. Smith and $10,000 from Robert Rudelius, both directors of the Company. The unsecured loans bear no interest and are to be repaid as soon as the Company is able to do so.

Note 6. Shareholders’ Equity.

(a)                                  Common Stock

During the nine month period ended September 30, 2007, the Company sold 1,250,000 of the Company’s Investment Units at a price of $0.40, with total proceeds of $500,000. The Investment Units were sold in tranches of 312,500 Units each to four investors on January 18, January 23, February 28 and May 1. Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $0.25 ($0.50 per share).

On February 12, 2007, the Company issued 17,073 shares of common stock to Mr. Smith as repayment of a $7,000 loan. The per share value of the stock of $0.41 was based on the last selling price prior to this issuance as reported on the Over-the-Counter Bulletin Board.

On March 21, 2007, the Company and the four guarantors of the Company’s Crown Bank promissory notes (see Note 2) agreed to amend the related debenture agreements. Pursuant to the revised debenture agreements, among other things, the Company issued a total of 124,780 shares of its common stock to the four guarantors in lieu of accrued interest.

On April 2, 2007, the Company issued 41,408 shares of its common stock to a vendor, as payment for product development work valued at $20,704.

On September 10, 2007, the Company issued a total of 206,935 shares of its common stock to its Mr. Smith, Mr. Rudelius, Mr. Nazarenko, Mr. Koenig and former directors as payment for $62,082 of accrued directors’ fees and a total of 11,000 shares of its common stock to Mr. Carlson and Mr. Smith as repayment for $3,330 of outstanding loans to the Company.

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

(c)                      50,000 shares vest if the Company records gross product revenues of $1,000,000 or more in the Company’s 2008 fiscal year; and

(d)                     50,000 shares vest on December 31, 2008.

On June 14, 2007, the Company issued 30,000 nonqualified stock options to Mr. Rudelius, upon his appointment to the Board of Directors. The options were valued at $0.59 per share, and vest ratably over a 24-month period through June 14, 2009. These options are exercisable at $0.29 per share through May 2013.

(c)                                   Warrants

The warrants identified below as issued or to be issued were valued using the Black-Scholes pricing model. However, the recorded value of warrants issued to lenders and guarantors of Company debt and recorded as original issue discount is limited to the corresponding amount loaned or guaranteed (see Note 1(f)).

•                  In connection with amendments to a $75,000 promissory note originally issued to an investor on June 1, 2006, following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the investor to acquire 417 shares of the Company’s common stock at $0.50 per share for each day the promissory note is outstanding after August 30, 2006 (see Note 3). As of September 30, 2007, warrants to acquire 165,549 shares of the Company’s common stock were accrued for issuance pursuant to this promissory note.

•                  In connection with the promissory note issued to Adron, on January 2, 2007 the Company issued to Adron’s partners five-year warrants (immediately exercisable) to acquire 50,000 shares of the Company’s common stock at $0.50 per share (see Note 3).

•                  In connection with the March 20, 2007 amendment of the promissory note issued to Adron, the Company issued to Adron’s partners five-year warrants (immediately exercisable) dated February 1, 2007 to acquire 50,000 shares of Company common stock at $0.50 per share, and following repayment of the promissory note issued to Adron, the Company will issue additional five-year warrants (immediately exercisable) to Adron’s partners to acquire a total of 1,667 shares of the Company’s common stock for each day the promissory note issued to Adron is outstanding on and after March 1, 2007, at $0.50 per share (see Note 3). As of September 30, 2007, warrants to acquire 356,738 shares of the Company’s common stock were accrued for issuance pursuant to this promissory note.

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

•                  On March 21, 2007, the Company and four guarantors of the Company’s bank notes payable agreed to amend the related debenture agreements (see Note 2). Pursuant to the revised debenture agreements, among other things, the Company issued three-year warrants (immediately exercisable) to acquire a total of 62,392 shares of its common stock, in the aggregate, at $0.50 per share to the four guarantors (see Note 4).

•                  On April 16, 2007, the Company issued to Artann Laboratories Inc. (“Artann”) five-year warrants (immediately exercisable) to acquire 200,000 shares of its common stock at $0.41 per share pursuant to an agreement with Artann (see Note 7). The warrants were valued at $72,000 by the Black-Sholes pricing model and recorded as research and development expense.

•                  On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs from an investor (see Note 3). During the three month period ended September 30, 2007, the Company accrued for issuance warrants to acquire 62,000 shares of the Company’s common stock pursuant to this arrangement. The warrants, valued at $24,800 using the Black-Sholes pricing model, were expensed as interest expense.

•                  On August 29, 2007, the Company borrowed $50,000 for short-term working capital needs from an investor (see Note 3). During the three month period ended September 30, 2007, the Company accrued for issuance warrants to acquire 16,500 shares of the Company’s common stock pursuant to this arrangement. The warrants, valued at $4,620 using the Black-Sholes pricing model, were expensed as interest expense.

Note 7. Development Agreements.

On March 21, 2007, the Company executed an amendment to the Memorandum of Understanding between PUC and Urologix, Inc. dated July 27, 2005 (the “MOU”). Under the terms of the MOU, the parties were to co-develop new products utilizing ProUroCare’s Electrical Impedance Tomography (“EIT”) technology. The EIT technology was expected to be assembled into modules that would be compatible with and incorporated into Urologix’ existing thermal therapy systems. The project was designed into multiple phases of research, testing and development. The first three phases were projected to cost approximately $550,000 over a period of 18 to 24 months. The Company and Urologix had agreed to equally share in the development costs of these phases. After completing Phase I in September 2006, it was determined that an assessment of two key project factors will be required before proceeding with the second development phase. As both of these issues were outside of the MOU’s original Phase I development definition, the Company plans to conduct research on both issues at its own expense before a decision is made to move to Phase II of the program. Due to funding limitations, the Company has put further development of the EIT technology on hold. Under the terms of the MOU amendment, Urologix agreed to postpone any decision regarding the continuance of the remaining phases contemplated under the MOU, while the Company agreed that the assessments described above will be done and funded solely by the Company. In addition, Urologix has the right to abandon the project for any reason with 5 days’ notice to the Company, and the Company has the right to abandon the project for any reason by providing 5 days’ notice to Urologix.

On April 16, 2007, the Company entered into an agreement (the “Cooperation Agreement”) with Artann in which the parties agreed to terminate their existing research and development Agreement and to use their best efforts to finalize a new development agreement within a reasonable period of time. The Cooperation Agreement establishes a platform for joint cooperation in establishing the new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities. The Cooperation

Agreement terminates the research and development agreement, and releases each party from all undischarged obligations and liabilities under that agreement.

Under the terms of the Cooperation Agreement, the Company paid $60,000 in fees originally due to Artann under the research and development agreement, related to submission of two patents and associated patent attorney fees. Further, the Company issued to Artann five-year warrants (immediately exercisable) to acquire 200,000 shares of its common stock at $0.41 per share, thus fulfilling another obligation under the research and development agreement. The warrants were valued at $72,000 by the Black-Sholes pricing model and will be recorded as research and development expense. The Company also agreed to pay Artann $35,000 on May 4, 2007, as a first payment for work already completed under the proposed development agreement. Actual payment of this amount was postponed by mutual agreement until the Company completes its current fund raising efforts.

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

On May 11, 2007, the Company entered into an agreement with Mr. Michael Grossman, its former President and Chief Operating Officer, to defer the payment of his accrued salary. Under the terms of the agreement, Mr. Grossman will be paid his accrued salary from 2006 and 2007 totaling $103,990 in installments of $4,000 on May 15, 2007, $6,000 on June 1, 2007 and $8,000 per month from June 1, 2007 through December 1, 2007, with the $45,990 balance being paid prior to December 28, 2007. Mr. Grossman shall have the option, with ten days’ notice, to take up to 100,000 shares of the Company’s common stock in payment for any or all of the payments based on the current market price on the due date of the payment. As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Grossman may exercise his stock options following his termination of employment until February 1, 2012. The resulting $117,000 change in the fair value of the options as determined by the Black-Scholes pricing model was recorded as compensation expense. Except in the event of a breach of the agreement, the parties also agreed to release and waive each other from all damages, actions, lawsuits or claims the other party may have arising out of the employment of Mr. Grossman and the conclusion of that employment.

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

Note 9. Subsequent Events.

On October 31, 2007, the Company borrowed $100,000 for short-term working capital needs from Mr. James Davis. In consideration, the Company executed and delivered to Mr. Davis a $100,000 unsecured demand promissory note. The note bears interest at the prime rate, and is payable on the first to occur of (1) the Company’s closing on $500,000 of new financing, or (2) November 30, 2007. Under the terms of the promissory note, the Company will issue to Mr. Davis five-year warrants (immediately exercisable) to acquire 1,000 shares of the Company’s common stock for each day the promissory note is outstanding (to be prorated if a portion of the loan is repaid), at $0.50 per share.

On October 31, 2007, the Company issued a promissory note for $600,000 in favor of the Phillips W. Smith Family Trust (the “Smith Trust”) made effective as of October 15, 2007. The proceeds were used to retire $600,000 of the Crown Bank promissory notes (see Note 2). The promissory note issued to the Smith Trust matures on February 28, 2009, bears interest at 1.0 percent over the prime rate and has a subordinated security interest in all of the Company’s assets.

On October 31, 2007, the Company renewed the remaining $1.6 million of its Crown Bank promissory notes to extend their maturity dates to February 28, 2009 and to eliminate the “on demand” payment clause. The notes continue to bear interest at 1.0 percent over the prime rate, to be secured by all of the Company’s assets and to be fully guaranteed by Messrs. James Davis, Bruce Culver and William Reiling.

In connection with the renewal of the Crown Bank notes, and as a condition to the effectiveness of the terms and conditions of the renewal of the notes, the Company has agreed to deposit into an escrow with Crown Bank four months worth of future interest payments due under the notes. The Company has further agreed to deposit into escrow with Crown Bank all of the interest due on the notes through maturity upon the closing, and out of the net proceeds of, an underwritten public offering of equity securities of the Company.

As consideration to the Smith Trust for lending funds to the Company and to three remaining guarantors of the Crown Bank promissory notes for extending their guarantees through February 28, 2009, the Company agreed to issue to them (1) an aggregate amount of 1,222,222 shares of its common stock upon the effective date of the renewed Crown Bank promissory notes, (2) an aggregate amount of 244,445 shares of its common stock if the Crown Bank Notes and the Smith Trust Note remain outstanding on October 31, 2008, and (3) five-year warrants to acquire a maximum aggregate of 611,113 shares of Company common stock at an exercise price of $0.20. The total aggregate number of shares subject to the five year warrants will be determined by dividing 366,667 by the per share or unit price of equity securities offered by the Company in an underwritten public offering (not less than $0.20) minus 1,222,222. The warrants will be issued on the earlier of (i) the date of an underwritten public offering and (ii) October 31, 2008, and will be exercisable beginning on the one year anniversary of that date. The Company is still determining the accounting treatment for the loan renewal.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The accompanying Plan of Operation should be read in conjunction with our audited Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2006 filed with our Annual Report on Form 10-KSB on March 31, 2007.

Certain statements contained in this Quarterly Report on Form 10-QSB may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2007 and 2008 working capital needs and launch our products into the marketplace in subsequent years; our ability to complete the development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners;; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview; Product Offerings.

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we,” “us” or “our,” which terms include reference to our wholly owned subsidiary, ProUroCare Inc. (“PUC”), is a development stage company that is focused on developing advanced mechanical imaging technology for assessing the size, shape and volume of the prostate by creating a visual image of the prostate gland for use in identifying and characterizing abnormal lesions or tissue and monitoring the effects of prostate treatments.

The Company’s primary activities to date have focused on acquiring technology licenses, establishing intellectual property and working with our partner, Artann Laboratories Inc. (“Artann”) to complete development of the ProUroScanTM  prostate imaging system. We have assembled an experienced management team and identified the necessary clinical, regulatory and reimbursement resources to assist us in moving the product to market. Finally, we have aggressively worked to obtain the funding to complete development the ProUroScan and to bring it to market.

Market Focus - Prostate Disease

Our products are focused on prostate disease in men over 40 years of age. There are two segments of the market that are of interest to the Company:

•                  early detection, characterization and monitoring prostate cancer, and

•                  improving the ability of physicians to assess the effectiveness of existing treatments for Benign Prostatic Hyperplasia (“BPH”), also known as enlarged prostate.

It is estimated that nearly 219,000 men will be diagnosed with and over 27,000 men will die of cancer of the prostate in 2007. We believe that the percentage of men with moderate to severe symptoms from prostate disease (BPH or prostate cancer) who seek screening, diagnosis and treatment will increase in the future as a result of increased awareness of prostate related diseases and the development of quantitative diagnostic systems (such as our ProUroScan system). In addition, the number of potential patients will increase as a result of an aging population and the increased awareness and standard of living in many other countries around the world.

ProUroScan Prostate Mechanical Imaging System

Our initial product is the ProUroScan system, an advanced mechanical imaging system that enables physicians to identify and characterize the existence of abnormal prostate tissue, and monitor changes in prostate tissue over time. The ProUroScan system consists of arrays of sensors mounted on a probe, a central processing unit containing proprietary image construction algorithms, a computer with color monitor and keyboard, a color printer and single-use disposable sheaths to cover the tip of the probe. The system’s operation is based on measurement of the stress pattern on the rectal wall when the probe is pressed against the prostate. Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional and three-dimensional reconstruction of prostate anatomy and assessment of prostate mechanical properties. The data acquired allow the calculation of prostate features such as size, shape, consistency/hardness and nodularity. The prostate image is displayed on a screen that allows physicians to identify the specific location of soft-tissue abnormalities and determine the relative size of the prostate upon completion of the imaging procedure. In addition to the visual display, results are stored electronically.

The Role of the ProUroScan System

We believe the ProUroScan system’s primary uses will be threefold. For patients with preliminary positive screening results for prostate cancer who are in the process of confirming their diagnosis, the system will be used to assist in characterizing the suspicious tissue and thereby could help reduce the number of unnecessary biopsies. For prostate cancer patients who have chosen to forgo surgical treatments and are being followed under active surveillance, the system can be used to create a digital map to objectively define and measure the progression of the disease over time, providing a means to help determine when aggressive intervention is warranted. Finally, for patients who have symptoms of benign prostate hyperplasia (“BPH”), the system could be used to monitor changes in prostate size before and during the course of medical treatments, allowing physicians to more quickly assess the effectiveness of alternative therapeutic approaches.

We intend to position the ProUroScan system as an “adjunctive” tool to digital rectal examinations (“DRE”), prostate specific blood antigen (“PSA”) testing. We believe that the ProUroScan system will enable a physician to detect abnormalities in the prostate more accurately than with their finger, and assess areas of the prostate that the physician cannot reach with their finger. Unlike PSA, which uses measurements of the level of a certain antigen in the blood to infer the existence of cancer, the ProUroScan system directly measures the physical presence of abnormal tissue. Using the combined results of DRE, PSA and ProUroScan system tests, the urologist will be able to make a better determination of the need for a prostate biopsy. Furthermore, the color images and three-dimensional visualization of the prostate provided by the ProUroScan system will identify specific regions of the prostate that should be the focus of a biopsy procedure, and thereby potentially reducing the need for repeat biopsies.

The ProUroScan system is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of soft-tissue abnormalities within the prostate. Its ability to digitally store not only the test results but all of the individual pressure readings taken during the course of the procedure will facilitate a quantitative analysis of the progression of the disease over time. By comparing the data taken in a baseline examination to subsequent examinations during the course of active surveillance, the urologist will gain valuable information about changes in the patient’s condition that can influence their decision to pursue additional treatment or continue surveillance.

Use of the ProUroScan system in patients diagnosed with BPH will be beneficial in allowing physicians to monitor changes in the size and volume of the prostate following treatment with drugs or other tissue reducing technologies. Timely, accurate assessment of prostate volume changes and the effectiveness of treatment will enable physicians to recommend alternative treatments sooner than current assessment methods, and thus provide more immediate relief to patients. Importantly, the ProUroScan system is also capable of identifying previously undefined abnormal tissue that may require further analysis to determine if prostate cancer may be present.

Prostate Cancer Screening, Diagnosis and Treatment

The two most common screening tools for identifying prostate cancer, the DRE and the PSA, have been used for several years, but have often been criticized for their lack of specificity and selectivity.

The DRE has traditionally been used by physicians in early detection efforts, despite a lack of evidence from controlled studies showing that the procedure reduces disease specific mortality rates. In a DRE exam, a physician wearing a latex glove inserts a lubricated finger into the rectum to palpate the prostate gland to detect abnormalities. The clinician must rely on his or her experience and sensitivity of touch to estimate the size of the prostate and detect irregularities in shape or hardness. There is significant subjectivity inherent in the DRE exam which can be negatively affected by poor examiner training, experience or an ability to interpret the results, as well as other patient related limitations including excessive obesity, patient discomfort and unusual anatomical positioning of the prostate.

Data from community-based studies indicate that the positive predictive value of a DRE in detecting cancer is 15% to 30% and varies relatively little with age. In another Scandinavian study, the positive predictive value of DRE was found to be only 22% - 29%. A leading urology textbook summed up the value of DRE testing by stating “DRE is a test with only fair reproducibility in the hands of experienced examiners (Smith and Catalona, 1995) that misses a substantial proportion of cancers and detects most cancers at a more advanced pathologic stage, when treatment is less likely to be effective.”(1)

A newer approach for detecting prostate cancer is the measurement of prostate specific antigen (PSA) in serum. The primary value of PSA testing comes from its simplicity, objectivity, reproducibility, its low level of invasiveness and overall cost. Although PSA is specific to prostate tissue, it is not specific only for prostate cancer. Older men that have benign enlargement of the prostate and acute prostatitis often have elevated PSA levels. Serum levels of PSA can also be elevated for a period of time after transrectal needle biopsy, acute urinary retention and prostate surgery. Because of the prevalence of these conditions in men over the age of 50, the specificity of PSA measurements decreases with age.

In clinical practice, an elevated PSA level greater than 4ng/mL is generally considered an abnormal result. Values in excess of 4ng/mL increases the odds of intracapsular tumors by as much as threefold and the odds of extra capsular tumors by threefold to fivefold. Recent community-based studies show that an abnormal PSA (< than 4ng/mL) has been seen in about 15% of men who are older than 50 years of age. The probability that a man who is older than 50 having prostate cancer if his PSA level is elevated (positive predictive value) is approximately 20% to 30%. However, the likelihood of cancer depends on the degree of elevation in the PSA levels. For levels between 4 and 10ng/mL, the positive

(1) Campbell’s Urology, Eighth Edition, p3063.

predictive value is about 20%. This value increases to between 42% and 64% if the PSA level is greater than 10ng/nL. Despite these variances, PSA testing has increased the detection rate of early-stage cancers, which are more curable than late-stage cancers.

Most clinicians have adopted the strategy of performing both tests in combination, which has been shown to increase the combined predictive value. In fact, in a large study of volunteers, the combination of DRE and PSA detected 26% more cancers than PSA alone. However, because of the significant risk of prostate cancer, prostate biopsy is recommended for all men who have DRE abnormalities, regardless of PSA level, because 25% of men with cancer have PSA levels less than 4mg/nL.

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

The treatment path for patients who test positive for prostate cancer depends on many variables, including age, location and pathology of the cancerous tissue and general health of the patient. Generally, a younger, otherwise healthy patient will elect to have the prostate removed to eliminate the possibility that it might spread beyond the prostate. Older, less healthy patients may elect not to undergo surgery, and instead monitor the disease closely by semi-annual PSA and DRE exams, and annual biopsies. This monitoring regimen is commonly referred to as “active surveillance.”  Some patients may elect radiation or drug treatments, in addition to necessary ongoing active surveillance. Approximately 219,000 men in the United States will be diagnosed with prostate cancer in 2007 and there are approximately 2 million men alive who have a history of cancer of the prostate. On this basis, we estimate that the number of men over the last decade that have elected against prostate removal and thus are undergoing ongoing active surveillance exceeds one million.

Detailed ProUroScan System Description and Operation

The ProUroScan system consists of arrays of pressure sensors mounted on a probe, a central processing unit containing proprietary image construction algorithms, a computer with color monitor and keyboard, a color printer and single-use disposable sheaths to cover the tip of the probe. The ProUroScan system’s probe is specially designed for the rectal anatomy to minimize patient discomfort. It is ergonomic for the clinician and similar to a traditional DRE for the patient. The probe utilizes highly sensitive pressure sensors located on the face of the probe head to palpate the prostate. The probe’s positioning system ensures that the person administering the test examines the entire surface of the prostate, and assists prostate image construction.

To perform a test, the clinician must first place a single-use disposable sheath over the probe head and shaft and cover it with a lubricant. The clinician then inserts the tip of the probe into the patient’s rectum and palpates the prostate. As the prostate is palpated, a color image of the prostate is produced and displayed on the computer monitor, along with indicators of the amount of pressure being applied to help guide the clinician. Differences in tissue stiffness and elasticity will be depicted in real time on a color monitor. Total testing time for a healthy prostate is under one minute.

Standardizing the procedure using the ProUroScan system mechanical imaging device should minimize the differences in skill levels between physicians in this otherwise subjective procedure. We expect the system will be more sensitive and have the ability to detect abnormalities that the normal human finger cannot detect, thereby improving the quality of the diagnostic process. It should also enable physicians to literally see the differences in tissue elasticity or stiffness on the color monitor, as opposed to a traditional DRE that and relies exclusively on the clinician’s sense of touch. The system will create a hard copy of the prostate diagnostic procedure which can be placed into the patient’s file, and a digital record of the exam that can be stored and used for comparison to subsequent exams. This is advantageous for physicians and patients in that it gives them the ability to compare and contrast the patient’s results from exam to exam, and to get second opinions on the patient’s status in regards to the diagnosis without an additional exam. Comparisons of multiple tests over time can also be done providing longitudinal assessments of the patient’s disease.

We believe the ProUroScan system will be truly unique in the market. The closest comparison in terms of imaging capability is to an examination using a transrectal ultrasound (“TRUS”) device. TRUS is a test that uses a rectal probe and sound wave echoes to create an image of the prostate gland, thus allowing visual inspection for abnormal conditions. Although well established as a highly accurate test, TRUS is used primarily as a guide for prostate biopsies, and is seldom used as a screening test due to its expense and difficulty to interpret. The ProUroScan system uses mechanical imaging rather than sound wave echoes, has a smaller rectal probe and can be performed in less than one minute. We believe the overall cost of the ProUroScan system will be much lower than TRUS, providing expanded access to testing and follow-up monitoring. The results of the ProUroScan system test are displayed in color, making the results of the diagnostic test easier to interpret.

Current ProUroScan System Status and Future Development

The ProUroScan system is currently in the late stages of product development. The design specifications are nearly finalized and performance characteristics are generally known. Further development work in the areas of positioning system refinement, software, validation, user interface and sensor production, among others, must be completed before the system can be submitted to the FDA for 510(k) concurrence or commercialized. It is anticipated that, once sufficient financing is obtained to undertake such work, an additional five to six months will be needed to complete the remaining development tasks leading to the production of clinical study units. As discussed below, the clinical study units will be used to conduct the clinical trials necessary to obtain FDA market clearance.

We believe that the existing technology platform is robust and provides a platform on which to develop multiple future generation systems. The first generation system will provide an overall assessment of the prostate resulting in a map or record of the pressures that are generated from an assessment of the posterior surface of the prostate using the current sensor probe. We believe that a second generation system will be capable of identifying the specific 3-dimensional location of lesions found in the prostate. We believe that this system will also be able to create a three-dimensional image of the position of the lesions and allow the physician to rotate the image to assist in identifying the actual position of the lesion in the prostate gland. We believe that this second generation system will provide a more thorough diagnosis of the patient’s condition. Future generations of the ProUroScan system may include the capability of guiding biopsies to suspected cancer sites, at a lower cost than current ultrasound approaches.

The ProUroScan system prototype has been validated in laboratory experiments on prostate models and in a pre-clinical study. The system has been used for more than two years and on more than 168 patients at the Robert Wood Johnson Medical Center in New Brunswick, New Jersey.

System Development History and Development Partners

The ProUroScan system is based on work originally performed in the late 1990’s by Artann and ArMed LLC. In 2001, we licensed the rights to this technology, and have worked with Artann and our other technology-based partners to complete its development. Artann is an innovative technology portfolio holding company with the mission of early stage development and validation of original technologies and devices. The value of Artann’s research has been recognized by the support of the Small Business Innovation Research grants from various federal agencies. Artann is the recipient of over 30 grant and contract awards from the National Aeronautics and Space Administration, the Department of Defense and from the various institutes of the National Institutes of Health (including a recent $3 million grant to commercialize the ProUroScan system described below).

Much of the ProUroScan system’s development to date has been accomplished under two development agreements between the Company and Artann. Under the first agreement, the “Development Agreement,” Artann developed two working, pre-clinical ProUroScan systems. These development-level systems were delivered to us in November 2004. Artann was paid $180,000 for this 2004 development work.

Under the second agreement, the “Research and Development Agreement,” Artann was named a research and development partner to the Company, supporting the further development of the ProUroScan system and other to-be-determined technologies in the urologic field. Any intellectual property and know-how resulting from the advancement of the ProUroScan system under the Research and Development Agreement was to be assigned to the Company. For its role, Artann was to receive a total of $250,000 (plus incentives as explained below) payable upon certain milestone events. A payment of $50,000 was made to Artann upon the execution of the Research and Development Agreement in July 2004. In December 2004, the Company paid Artann $110,000 following the shipment of the ProUroScan system prototypes in accordance with the Development Agreement (including a $10,000 bonus for delivery of the systems ahead of schedule).

In March 2006, we engaged Devicix, LLC of Chaska, Minnesota, a firm that provides electrical, mechanical and biomedical and software engineering services to early-stage medical device companies. We expect this firm will assist us and Artann in transferring technology from research and development to clinical study status, place design documentation under an FDA compliant quality control system, complete the design documentation required to submit an FDA request for product clearance, perform verification and validation testing including certification of safety related testing standards and develop quality control processes for transfer to manufacturing.

In September 2006, Artann was awarded a Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute. The aim of the grant is to help commercialize our ProUroScan system. The three-year grant will provide up to $3 million for development of the ProUroScan system, effective September 29, 2006. It is our intent to work with Artann under this grant, and to expand our working relationship with Artann to include their participation in the development and commercialization of future generations of the ProUroScan system.

On April 16, 2007, we entered into the Cooperation Agreement with Artann in which the parties agreed to terminate their existing Research and Development Agreement and to use their best efforts to finalize a new development agreement within a reasonable period of time. The Cooperation Agreement establishes a platform for joint cooperation in establishing the new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities. The Cooperation Agreement terminates the Research and Development

Agreement, and releases each party from all undischarged obligations and liabilities under that agreement.

Under the terms of the Cooperation Agreement, the Company paid the $60,000 in fees originally due to Artann under the Research and Development Agreement, related to submission of two patents and associated patent attorney fees. Further, the Company issued to Artann five-year warrants (immediately exercisable) to acquire 200,000 shares of its common stock at $0.41 per share, thus fulfilling another obligation under the Research and Development Agreement. The Company also agreed to pay Artann $35,000 in May 2007, as a first payment for work already completed under the proposed development agreement. Actual payment of this amount was postponed by mutual agreement until the Company completes its current fund raising efforts.

Regulatory Issues

We are currently in the process of developing a series of labeling claims reflecting the current needs of the market and the capabilities of the ProUroScan system. We are attempting to create a regulatory strategy that will enable us to begin marketing a basic system and then expand the labeling claims to incorporate more sophisticated features and functionalities as they are developed and validated in clinical studies. This approach is intended to minimize the time it will take to obtain initial FDA clearance and allow us to begin commercializing an operational system sooner. Having systems in place will also be important in assessing future enhancements while physicians are using the cleared device in actual clinical practice.

Although the initial FDA claim has yet to be finalized, the content of the claim will likely be limited to the ProUroScan system’s ability to produce a surface map or a record of tissue elasticity measurements taken from the prostate to aid in documenting the size, shape and volume of the prostate, while also identifying palpable lesions. Based on the scope of the claim and the input received from consultants and clinical study sites, we believe the initial ProUroScan system can be submitted to the FDA for market clearance under a 510(k) application, or be evaluated under the FDA’s de novo process. When system development has been completed, we will begin placing ProUroScan systems in a select number of major medical centers to screen patients and collect data for the FDA submission. It is anticipated that the FDA clinical studies will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the FDA. Centers participating in the study will be required to obtain approval from an internal Institutional Review Board (“IRB”) to protect the rights and welfare of all participants and to satisfy FDA requirements for what we believe will be a non-significant risk study. IRB approval has been granted for the first ProUroScan system studies at the Veteran’s Administration Medical Center in Minneapolis, Minnesota and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.

The actual number of patients that will be studied and the specific clinical protocol that will be followed will be significantly determined at a pre-Investigational Device Exemption meeting that we anticipate having with the FDA in early 2008, prior to conducting clinical trials. At that meeting, we will present information about the product and all relevant laboratory testing data. We will also propose a strategy for validating our labeling claim and will present a clinical protocol that all investigative centers will be expected to follow, with the goal being to obtain enough clinical data to have sufficient confidence that the ProUroScan system will perform as defined in the product labeling.

Assuming the path outlined above is acceptable to the FDA, of which no assurance can be given, we expect to make a formal submission to the FDA shortly after completion of the clinical study. Published FDA statistics from 2004 (the most recent available) indicate that the average total time from receipt of a

510(k) application to final action (not including the time a submission is on hold pending receipt of additional information) is 100 days, with 65 percent completed within 90 days. Based on this data, assuming that the results of the clinical trials pose no unanticipated problems, we expect to receive FDA concurrence within 90 to 180 days after the 510(k) application is filed. Such concurrence will allow us to begin active marketing of the ProUroScan system within the United States. However, times can be longer and the de novo process, if we are required to use it, also adds time to the review process.

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

In addition to the FDA submission, we expect to satisfy requirements for a Conformité Européene (“CE”) mark, a mark displayed prominently on products indicating compliance with the regulatory directives of the European Union. The CE mark is required to market medical products within the European Union. We will utilize the services of a notified body such as Technischen Überwachungsvereine or Technical Inspections Organizations (“TÜV”), a German company that specializes in assessing conformity with the regulatory directives of the European Union, an assessment that will be a prerequisite to CE marking of the products. It is believed the CE mark conformity assessment process will be similar in duration to the FDA 510(k) process, or approximately six months.

Continuing Revenue Stream; Third-Party Reimbursement

We anticipate that the majority of our revenue generated by the ProUroScan system will come from the consumption of proprietary disposable sheaths and probe tips consumed in the testing process. Revenues also will be generated from the sales and leases of the ProUroScan systems themselves. The ProUroScan systems likely will be placed in clinics under a variety of programs, including outright sales, operating leases, financing leases or placements paid for by premiums paid on the usage of the system.

We expect that providers will not initially be able to bill for the ProUroScan system procedure using a unique, currently existing Current Procedural Terminology (“CPT”) code. Providers will be able to bill for it using a miscellaneous CPT code, however. Claims submitted under a miscellaneous code are processed manually and are to include a special report to be used in determining the medical appropriateness of the procedure.

In order to apply for a new, unique code, an application must be submitted to the American Medical Association’s (“AMA”) CPT Editorial Panel. The process of obtaining a new CPT code typically takes 14 months to three years. Once a new CPT code is created, the AMA’s Relative Value Scale Update Committee (“RUC”) recommends relative value units (“RVUs”) for it. The Centers for Medicare and Medicaid Services (“CMS”) then takes these recommendations into account when establishing the Medicare Physician Fee Schedule. The amount of reimbursement the provider receives depends on the RVUs assigned to the procedure multiplied by a conversion factor. Most private payers also base their payment rates based on the RVUs adopted by CMS.

Third-party payers, such as insurance companies or the government, decide whether to cover procedures such as the ProUroScan system procedure. Medicare has limited coverage of prostate cancer screening tests and does not pay for items and services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. If the provider expects that Medicare will not cover the procedure for a

Medicare beneficiary, he or she may collect from the beneficiary if an Advance Beneficiary Notice (“ABN”) is obtained before furnishing the procedure.

Initially, we anticipate using a “patient pay model” for physicians to receive payment for performing the ProUroScan system procedure. Under a patient pay model, in the absence of coverage from their health insurance, patients who perceive sufficient value in a procedure agree to pay for the test out of their own funds. This approach was recommended by our reimbursement consultant based on the perceived value of the test, particularly for patients that have an abnormal DRE or PSA value. Only one in four biopsies performed based on an abnormal PSA reading reveal prostate cancer, and only 50 percent of suspicious lesions found by DRE presented cancer on prostate biopsy. Given these statistics, in cases where patients have abnormal DRE or PSA test results or when a test result may not be clear, there is a high incentive to seek additional diagnostic inputs so that patients can make an informed and reasonable decision for themselves and their family. We believe that a sufficient number of patients will be willing to pay for the ProUroScan system procedure out of their personal funds to support the launch of our product in advance of receiving favorable coverage decisions from third-party insurers. The concept of a patient pay model has been used successfully for a few other procedures (e.g., Computer-aided detection (CAD) for mammography) and we expect this to be our approach for generating revenues during at least the early phases of product rollout. As described above, providers also will be able to bill under a “miscellaneous CPT code” until a unique CPT code is created for the ProUroScan system procedure.

Other Technology

Electrical Impedance Tomography (“EIT”) Technology

In addition to our ProUroScan technology, we have pursued and licensed rights for other urologic applications. Specifically, we have licensed rights for Electrical Impedance Tomography (“EIT”) technology from the Rensselaer Polytechnic Institute (“RPI”) for use in an imaging technology that measures conductivity or resistively in the body during thermal or cryotherapy applications. Our first product was to be jointly developed by ProUroCare and Urologix, Inc. (“Urologix”) pursuant to a July 2005 agreement. The parties expected the joint development project to involve several phases of research, testing and development, for which they would share equally in the costs of the work performed. After completing Phase I of the development program in September 2006, it was determined that an assessment of certain key factors affecting the compatibility of our EIT technology with Urologix’ equipment would be required before proceeding with Phase II.

On March 20, 2007, we executed an amendment to the Urologix agreement to postpone any decision regarding the continuance of the remaining phases contemplated under the agreement, and gave each party the right to abandon the project for any reason with 5 days’ notice to the other. We plan to conduct research related to the compatibility issues if and when sufficient funding becomes available before a decision is made to move to Phase II of the program.

Given the delay in the project, we have temporarily suspended payment of the minimum licensing fees required by the RPI license agreement to maintain exclusive rights to the technology. We do retain non-exclusive rights, and RPI has agreed to reinstate the exclusivity of the license upon our payment of all licensing fees due. Also, under the terms of the license, as amended in July 2005, the license terminates if no licensed product is available for sale by July 13, 2009. We believe that due to the additional project work required it is unlikely this deadline will be achieved. Although we believe that we will be able to successfully negotiate an extension of this deadline with RPI, we cannot give assurance of this. If we are unsuccessful in obtaining sufficient funds to continue development of this technology, resolving the key project factors noted above, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated, and we may abandon the EIT technology.

Directed Microwave Thermal Therapy

We have also licensed technology that may be used in the future to develop a focused-beam microwave array to enhance current microwave-based thermal therapy treatments for enlarged prostates. Once successfully developed, the technology should enable the physician to selectively treat an area of the prostate, and spare healthy tissue, helping to avoid damaging the rectal wall and adjacent organs. We are not actively developing this technology due to resource constraints, and our decision to pursue development in the future will depend on several factors, including the availability of funding and an evaluation of the market potential of such a product at that time.

Assets; Property Acquisitions and Dispositions

Our primary assets are licenses, other key intellectual property rights and cash, which are the foundation for our proposed product offerings. These assets are pledged to secure a senior bank note and also to secure a note issued to an investor in the amount of $600,000 and, as a result, are not available to secure other senior debt financing. We anticipate purchasing approximately $135,000 of computer equipment, development tools and molds, software and production tooling during the next 12 months. We do not anticipate selling any significant equipment or other assets in the near term.

Current Operations – Employees and Expenses

We currently employ only two employees. We conduct our research and development, market research, regulatory and other business operations through the use of a variety of consultants and medical device development contractors. We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources during our development stage. As we prepare for submission to the FDA and market launch of our ProUroScan system, over the next 12 months we expect to hire approximately 10 employees in the areas of engineering, regulatory compliance, marketing and quality control. During the next 12 months, we expect to complete the development of clinical ProUroScan systems, conduct clinical trials and file a 510(k) submission with the FDA, begin the CE mark registration process in the European Union, and establish strategic marketing and contract manufacturing relationships in anticipation of regulatory clearance to enter the market.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases and transfer agent fees. We currently occupy temporary offices within the office of a Company director, for which we accrue rent on a month-to-month basis of approximately $2,200 per month. The director has informally agreed to defer payment of this rent until the Company receives significant funding. Upon successful completion of our current funding efforts, we expect to relocate to permanent offices of approximately 2,000 square feet. Other expenses incurred include executive officer compensation, expensing of stock options, travel, insurance, telephone, supplies and other miscellaneous expenses. In the next 12 months, the Company anticipates that it will spend approximately $1.4 million in marketing and administrative expenses. Of these, the Company expects that approximately $500,000 will be for compensation, benefits and payroll taxes, and approximately $180,000 will be for consulting costs.

The Company anticipates that it will spend between $1.9 and $2.0 million on research and product development of the ProUroScan system over the next 12 months. Of this amount, approximately $1.2 million will be spent on manufacturing, engineering, validation and documentation efforts on a contracted basis with our development partners, including Artann, a scientific technology company focused on early-stage technology development. Much of the ProUroScan system’s development to date has been accomplished under two development agreements between the Company and Artann. We anticipate entering into a joint development agreement with Artann in 2007. Although the terms of that agreement have not been finalized, based on preliminary discussions with Artann we estimate fees paid to Artann over the next twelve months under that agreement will range between $750,000 and $900,000. Clinical trials and the filing of the 510(k) application with the FDA are expected to cost between $250,000 and $300,000. ProUroScan systems created for development and clinical use are expected to cost the Company between $200,000 and $250,000. Internal salaries, benefits and miscellaneous departmental expenses for software and hardware development, regulatory work and project management are estimated to cost between $400,000 and $425,000.

Financing Plan

We do not have sufficient funds to complete the development of our products and gain approval of them from the FDA. As of September 30, 2007, we had only approximately $12,000 cash on hand and current liabilities exceeding $3.8 million. We are taking several measures to address our funding needs:

•             For the past several months, we have been funded by loans from several private investors and members of our board of directors. We have conserved cash by reducing executive headcount, substantially reducing development work on the ProUroScan system, and delaying vendor payments. Significantly, since June 2006 the Company has deferred the majority of our remaining executive team’s compensation, which we expect to pay out of the proceeds of this offering and the proceeds of a Public Offering.

•             On October 15, 2007, we borrowed $600,000 from the Smith Trust pursuant to a long-term promissory note that matures on February 28, 2009, and used the proceeds to retire $600,000 of the $2.2 million of outstanding balance on our short-term notes with Crown Bank.

•             We have renewed the remaining $1,600,000 Crown Bank short-term notes to extend their maturity until February 28, 2009 effective upon our funding of an escrow account holding four months of interest payments concurrent with the first closing of this offering.

•             We are in negotiations with an investment banker to initiate a public equity offering in the range of $4.0 to $6.0 million during the fourth quarter of 2007 and first quarter of 2008. However, if these negotiations or the proposed public equity offering are unsuccessful or fall short of their funding goals, or are significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.

•             We are in contact with medical device companies that may be interested in marketing products in the prostate cancer detection market. Conversations are in the early stages with at least two such companies. In addition to financial support, a successful collaboration with such a company would allow us to gain access to down stream marketing, manufacturing, and sales support.

Even if successful in reaching our immediate funding goals, we expect to pursue additional rounds of funding at the conclusion of the FDA review of the ProUroScan system to provide the working capital needed to fund a significant commercial launch into the urology market. If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, the issuance and exercise of warrants, the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion, or to develop or enhance our products. If we are forced to slow our development programs, or put them on hold, it would delay regulatory approvals needed, and thus delay market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations. See “Risk Factors” beginning on page 31.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of September 30, 2007, we had an accumulated deficit of approximately $15,470,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements included in this memorandum do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

For a further description of our business, see our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Critical Accounting Estimates

Our critical accounting policies are those (i) having the most impact on the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates. Due to the nature of our current operations, we do not believe we have any critical policies or procedures.

IMPORTANT NOTICES TO INVESTORS; SAFE HARBOR STATEMENT

Statements in this Quarterly Report on Form 10-QSB that are not purely historical are, and should be deemed, forward-looking statements. These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, include, without limitation: (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and world-wide; (ii) our ability to fund our working capital needs over the next 12 to 24 months and until we generate sufficient ongoing revenue from our products; (iii) our ability to successfully introduce, market and sell our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expect,” “project,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “target” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2007 and 2008 working capital needs and launch our products into the marketplace in subsequent years; our ability to complete the development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

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

The Company, conducting business through our wholly-owned subsidiary, ProUroCare Inc., is a development-stage company. We have yet to commence active operations or manufacture or sell any products associated with the proprietary urology-based imaging and therapeutic technologies that we intend to market. We have no prior operating history from which to evaluate our success, or our likelihood of success, in operating our business, generating any revenues or achieving profitability. As of September 2007, we have generated no revenue and have recorded losses of approximately $15.5 million.

We are proposing to enter the highly competitive urology-based imaging and therapeutic industries. There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability. We anticipate that we will incur losses in the near future.

We are currently in need of financing and will need additional financing during 2007 and 2008, and any such financing will likely be dilutive to our existing shareholders.

We do not currently have sufficient funds to complete the development of our products and gain approval of them from the FDA. As of September 30, 2007, we had only approximately $12,000 cash on hand and current liabilities exceeding $3.8 million. We are taking several measures to address our funding needs:

•                  For the past several months, we have been funded by loans from several private investors and members of our board of directors. We have conserved cash by reducing executive headcount, substantially reducing development work on the ProUroScan system, and delaying vendor payments. Significantly, our remaining executive team has had most of their compensation deferred until the fund raising process is complete.

•                  On October 15, 2007, we borrowed $600,000 from the Phillips W. Smith Family Trust pursuant to a long-term promissory note that matures on February 28, 2009, and used the proceeds to retire $600,000 of the $2.2 million of outstanding balance on our short-term notes with Crown Bank.

•                  We have renewed the remaining $1,600,000 Crown Bank short-term notes to extend their maturity until February 28, 2009 effective upon our funding of an escrow account holding four months escrow of interest payments.

•                  We are in negotiations with an investment banker to initiate a public equity offering in the range of $4.0 to $6.0 million during the fourth quarter of 2007 and first quarter of 2008. However, if these negotiations or the proposed public equity offering are unsuccessful or fall short of their funding goals, or are significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.

Even if successful in reaching our immediate funding goals and product development is completed on schedule, we expect to pursue one or more additional rounds of funding in late 2008 to provide the working capital needed to fund a significant commercial launch into the urology market. If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, the issuance and exercise of warrants, the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion, or to develop or enhance our products. If we are forced to slow our development programs, or put them on hold, it would delay regulatory approvals needed, and thus delay market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.

Our assets are pledged to secure a senior bank note and also to secure a note issued to an investor in the amount of $600,000 and, as a result, are not available to secure other senior debt financing. Upon the occurrence of an event of default, our assets will be assigned to guarantors of the senior bank note and the holder of such $600,000 promissory note.

Our senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all of our assets and certain licenses, as well as to provide certain accredited investors’ personal guarantees. In addition, we have issued a subordinated promissory note in the amount of $600,000 to an investor. Such note has a subordinated interest in all of our assets and certain licenses. As such, the Company will not be in a position in the future to pledge its assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis.

Moreover, under the terms and conditions of the Crown Bank facility, and our agreement with such guarantors, in the event of any default by the Company with its senior lender that causes the personal guarantees to be called and honored, the Company and its lender have agreed that all the Company’s assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. In addition, the holder of the $600,000 promissory note has a subordinated interest in all of the Company’s assets in the event of a default under the note. Thus, common shareholders of the Company, and any existing and future investors in the Company’s common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the Company’s assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

Our products have not been, and may never be, fully commercially completed and developed.

Only three complete ProUroScan systems have been built for testing, clinical validations and demonstration purposes. Previously, we had developed and manufactured two working prototype ProUroScan systems to prove the feasibility of the device and to provide a means to test and develop future systems. Nevertheless, we have not generated any revenues from the sale of the ProUroScan system, nor have we manufactured the ProUroScan system in commercial quantities. The completion of development of our proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development or abandonment of such applications and products. Consequently, there can be no assurance that our products will be successfully developed or manufactured. Our failure to complete the development of products will have a materially adverse effect on our business.

We are relying upon Artann Laboratories, Inc. (“Artann”) to complete development of the ProUroScan system and will not be able to control the pace of that development. Failure to establish a new development agreement on terms acceptable to the Company would significantly delay the development and market introduction of the ProUroScan system and would have a material adverse effect on our business.

Much of the early development of the ProUroScan system was accomplished under two development agreements between the Company and Artann, a scientific technology company focused on early-stage technology development. On April 16, 2007, we entered into a cooperation agreement (the “Cooperation Agreement”) with Artann that establishes a platform for joint cooperation in establishing a new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities and the licensing of the intellectual property related thereto. It is our intent to expand our working relationship with Artann to include their participation in the development of future generations of the ProUroScan system, although no assurances can be given in this regard. Failure to establish a new development agreement on terms acceptable to the Company would significantly delay the development and market introduction of the ProUroScan system and would have a material adverse effect on our business.

Failure to obtain a license for critical intellectual properties owned by Artann would have a material adverse effect on our business.

In connection with the development work which we are discussing with Artann under the Cooperation Agreement between us, Artann has provided us with indications of their willingness to grant us exclusive license rights in the field of prostate assessment to two U.S. patent applications (filed in May and June of 2005) associated with prostate-imaging systems and related non-patented technology. These patent applications cover a method and device for real-time imaging of the prostate and a method and dual-array transducer probe for real-time mechanical imaging of the prostate. Artann has indicated their willingness to commence negotiations of definitive agreements for these development activities and exclusive licenses. Although it is in the mutual interest of Artann and the Company to enter into an arrangement for the Company to commercialize the technology we have worked on together so that our respective intellectual property portfolios can be combined for maximum benefit for use in prostate assessment products, no assurances can be given in this regard. Failure to obtain exclusive licenses to these critical intellectual properties would have a material adverse effect on our business.

Even if successfully developed, our products may not be commercially viable.

Even if we are able to successfully develop our products, we may not be able to manufacture such products in commercial quantities or at prices that will be commercially viable. Further, there is risk that our products may not prove to be as effective as currently available medical or diagnostic products. The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures, could have a material adverse effect on our business.

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

The prostate cancer detection, urology-based imaging and medical device markets are extremely competitive, dominated by large and well financed competition and are subject to rapid technological advances and changes. The discovery of new technologies and advances in the application of such technologies to the medical marketplace in general, and the market for urology-based imaging products in particular, may render our products obsolete or non-competitive. Any such changes and advances could force us to abandon our currently proposed products, which would have a material adverse effect on our business.

We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We do not intend to establish any of our own manufacturing facilities for any of our proposed products. Instead, we intend to retain FDA approved contract manufacturers. There can be no assurance that such manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we could suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of our products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business.

Our reliance on third-party manufacturers and other third parties in other aspects of our business may reduce any profits we may earn from our products and may negatively affect future product development.

We currently intend to partner with one or more well-established companies in the urology-based imaging market to commercialize products manufactured by FDA approved contract manufacturers, and in connection therewith, we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties. These arrangements will likely reduce our product profit margins. In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others, including medical device and pharmaceutical companies and research institutions. These collaborative agreements may require us to pay license fees, make milestone payments or pay royalties or grant rights, including marketing rights, to one or more parties. Any such arrangement will reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which could have a material adverse effect on our business.

We cannot be sure that we will be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all. If we fail to establish such arrangements when, and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacturing and commercialization of our products. If we are unable to address these capital requirements, we would likely be forced to sell or abandon our business.

We rely materially on consultants and contractors, some of whom have been partially or wholly paid through issuances of common stock dilutive to our shareholders.

In each of the past two years, the Company has incurred consulting and contracted research and development fees that represent a material expenditure in relation to our total operating costs. During the year ended December 31, 2006, we incurred consulting and contracted research and development fees totaling approximately $178,000. Approximately $52,000 of this amount was paid through the issuance of 80,554 shares of common stock.

We expect to continue to materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities. Expenses for these activities are anticipated to be approximately $1.4 million during the next 12 months. We may issue securities in partial satisfaction of certain development and consulting expenses. Any such issuance could be dilutive to shareholders.

The commercialization of our products may be significantly delayed by governmental regulation and any and all such delays, if they occur, may have a material adverse effect on our business.

The proposed products we intend to develop, assemble and market are subject to regulations by the FDA and by comparable agencies in certain states and various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome, especially for a pre-revenue, development stage company. Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, no assurances can be given that such filings will be acceptable to the FDA or comparable agencies. Further, even if acceptable, we may encounter significant delays which could have a material adverse effect our business.

The funding provided by the government from the $3,000,000 Small Business Innovation Research Phase II Competitive Renewal grant awarded to Artann by the National Institutes of Health (“NIH”) may be reduced or delayed. If such reduction or delay occurs, this may have a material adverse effect on our business.

The NIH does not guarantee funding associated with grant awards. The funding is subject to changes in U.S. government funding of NIH programs, Artann’s ability to perform the proposed work and Artann’s compliance with the rules and regulations of the NIH and the federal government. If a reduction or delay in funding related to the NIH grant occurs, it could have a material adverse effect on our business.

We are highly dependent on the services provided by certain key personnel.

We are highly dependent upon the services of our executive officers, Richard Carlson and Richard Thon. We have not obtained “key-man” life insurance policies insuring the lives of either of these persons. If the services of either of these persons become unavailable to us, for any reason, our business could be adversely affected.

Our officers and directors possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

Our officers and directors collectively possess beneficial ownership of 3,985,144 shares of our common stock, which represents approximately 23.9 percent of the total voting power. This represents a significant portion of the voting power of the Company’s shareholders. As a result, our directors and officers will have the ability to substantially control our management and affairs through the election and removal of our entire board of directors and any other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

We license from third parties, and do not own or control, key intellectual property critical to our products.

We have exclusively licensed from third parties intellectual property covered by patents and patent applications. No assurance can be given that such protections will be properly maintained by the parties controlling such intellectual property, or that such licenses will be honored and not breached. The intellectual property licensed from third parties includes technology that is critical to our proposed products. If the parties controlling such intellectual property breach our licenses, or fail to adequately maintain, assert and defend such intellectual property, and we are unable to defend the intellectual property in case of such failure, we may not be able to maintain the technological, and thereby competitive, edge that we believe we now possess. Any such loss of intellectual property protections would likely have a material adverse effect on our business.

If we lose our right to license from third parties certain critical intellectual property, our entire business would be in jeopardy.

If we breach or fail to perform the material conditions of an agreement that licenses critical intellectual property, we may lose all or some of our rights to such critical intellectual property. If we should lose our right to license and use technology covered by our licenses that is critical to our business, such loss would have a materially adverse effect on our business. In such a case, the viability of the Company would be in question. Our only alternatives would be to find existing and non-infringing technology to replace that lost, if any exists, or develop new technology ourselves. The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products.

The protections for the intellectual property we license from other parties may be successfully challenged by third parties.

We license from third parties various key intellectual property. No assurance can be given that any intellectual property claims will not be successfully challenged by third parties. Any challenge to our intellectual property, regardless of merit, would likely involve costly litigation which could have a material adverse effect on our business. If a successful challenge were made to intellectual property that is critical to our proposed products, the pursuit of any such alternative would likely cause significant delay in the development and introduction of such products. Moreover, a successful challenge could call into question the validity of our business.

We will begin to lose patent protection on our licensed prostate-imaging systems and related patent technologies beginning in 2012.  As we lose patent protection on our critical licensed technologies, it may have a material adverse effect on our business.

We rely on certain licensed patents to provide us with exclusive rights for our technology.  These licensed patents have expiration dates between 2012 and 2021.  As we begin to lose certain patent protections on our licensed prostate-imaging systems and related critical patented technologies in 2012, we may face strong competition as a result, which could have a material adverse effect our business.

We may not be able to successfully compete against companies in our industry with greater resources, or with any competition.

The urology-based imaging business, specifically, and the medical device and life sciences business, generally, are extremely competitive. We have experienced, and expect to continue experiencing,

significant competition in the medical device market. Although we believe that we may have a proprietary niche in the prostate-imaging and prostate-therapeutic marketplaces, many factors beyond our control, including, but not limited to, government regulation, will likely encourage new competitors. In particular, several large companies will compete with us in the prostate-imaging and prostate-therapeutic business. Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do. Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

Our failure to receive third-party reimbursement for our products, when in the marketplace, could result in diminished marketability of our products.

We do not currently receive reimbursement from any party for the use of our products because there are no products fully developed and currently available for sale in the marketplace. As a result, we have not taken any steps to obtain approval for reimbursement for the use of any of our proposed products. Nevertheless, we are working to formulate the appropriate approach for obtaining and optimizing government and third-party reimbursement for the use of our products. The success of our future medical device products will materially depend on the ability of medical service providers to obtain third-party reimbursement from private and public insurance sources, such as Medicare, Medicaid and various foreign governments when using our products. It may be difficult to predict the timing and outcome of reimbursement decisions. Importantly, there are no assurances that such reimbursement will ever be obtained.

Our common stock is illiquid and may be difficult to sell.

Trading of our common stock is conducted on the Over-the-Counter Bulletin Board. Management believes that this has an adverse effect on the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst coverage of our Company. This may result in lower prices for our common stock than might otherwise be obtained if our stock were traded on a larger or more established exchange, such as NASDAQ Small Cap Market and could also result in a larger spread between the bid and asked prices for our common stock.

There is currently limited trading volume in our common stock, which may make it difficult to sell shares of our common stock.

During the past two years, there has been only limited trading activity in our common stock. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as, and when, they choose. Furthermore, small trading volumes generally depress market prices. As a result, investors may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

Because our stock is deemed a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this Rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission (“SEC”). The penny stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate. Under applicable regulations, our common stock will generally remain a penny stock until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $5,000,000, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the thresholds in the foreseeable future.

Our ability to use operating loss carryforwards to offset income in future years may be limited by future changes in equity ownership.

As of December 31, 2006, the Company had generated net operating loss carryforwards of approximately $3.0 million which, if not used, will begin to expire in 2021. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended. The Company has analyzed the merger and private placement transactions that occurred in April 2004 along with subsequent equity transactions and we believe that they do not constitute such an ownership change. However, additional shares and warrants likely to be issued pursuant to the Company’s current financing efforts may trigger such a change in ownership and could subject the Company’s use of its entire net operating loss carryforward to the above limitations.

Our business and products subject us to the risk of product liability claims.

The manufacture and sale of medical products and the conduct of clinical trials using new technology involve customary risks of product liability claims. There can be no assurance that our insurance coverage limits will be adequate to protect us from any liabilities which we might incur in connection with the clinical trials or the commercialization of any of our products. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage would have a material adverse effect on our business. In addition, any claims, even if not ultimately successful, could have a material adverse effect on the marketplace’s acceptance of our products.

We have never paid dividends and do not expect to pay dividends in the foreseeable future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future.

Item 3. Controls and Procedures.

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2007 our disclosure controls and procedures were effective. There has been no change in the internal controls over financial reporting during the last fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Transactions:

On September 10, 2007, the Company issued a total of 206,935 shares of its common stock to its directors as payment for $62,082 of accrued directors’ fees. The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for issuance by an issuer not involving a public offering.

On September 10, 2007, the Company issued a total of 11,000 shares of its common stock to two directors as repayment for $3,330 of outstanding loans to the Company. The issuance was made in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held our Annual Meeting of Shareholders on July 17, 2007, at which the shareholders took the following actions:

Matter 1: Election of Directors

The director nominees described in the Company’s Proxy Statement were elected as follows:

	For	Withhold
Richard C. Carlson	9,333,054	15,800
David F. Koenig	9,333,054	15,800
Alexander Nazarenko	9,338,054	15,800
Robert Rudelius	9,333,054	15,800
Scott E. Smith	9,333,054	15,800

Each director has consented to hold office until the next annual meeting of shareholders or until his successor is elected and shall have qualified.

Matter 2: Appointment of Independent Registered Accounting Firm

The appointment of Virchow, Krause & Company, LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year was ratified as follows:

For	Against	Abstain
9,163,054	110,800	75,000

Item 6. Exhibits

Exhibit No.	Description

10.1*	Promissory Note issued in favor of James Davis, dated August 29, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: November 14, 2007	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: November 14, 2007	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer