Form 10KSB
period 2007-12-31
ProUroCare Medical Inc.
filed 2008-03-31
CIK 1222244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)                                  $1,984,379 as of March 6, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,727,350 common shares at March 26, 2008

Transitional Small Business Issuer Format (check one):    Yes ☐         No ☒

INTRODUCTORY CAUTIONARY STATEMENT

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s current beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of ProUroCare Medical, Inc. and its subsidiary (the “Company,” “we,” “us,” or “our”) set forth under the heading “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report.  Forward-looking statements also include statements where the words “may,”“ “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” or similar expressions are used.  Forward-looking statements are not guarantees of future performance. Our future actual results and shareholder values may likely differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.  See “Risk Factors Associated with our Business, Operations, and Securities.”

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

History of Company; Overview

See “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES”, page 22.

Overview

We are a development stage company engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  Our primary focus is currently the ProUroScanTM prostate imaging system.  ProUroCare Inc. (“PUC”) was incorporated in 1999 as a Minnesota corporation.  In July 2001, the first activities of PUC were to obtain license rights to certain electrical impedance tomography (“EIT”) and directed microwave technologies in the urological field of use.  In January 2002, we licensed the rights to certain advanced prostate mechanical imaging technology, and became engaged in the business of developing this technology for assessing the size, shape and volume of the prostate.  In 2004, through a reverse merger transaction with Global Internet Communications (“Global”), a Nevada corporation, PUC became the wholly owned and sole operating subsidiary of Global, which was then renamed ProUroCare Medical Inc.

Our initial product is the ProUroScanTM system, a mechanical imaging system that enables physicians to identify and characterize the existence of abnormal prostate tissue, and monitor changes in prostate tissue over time.  During the next 12 months, assuming our financing efforts are successful (see “ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”), we expect to prepare the ProUroScanTM system for clinical trials, obtain FDA clearance on a basic mapping and data maintenance labeling claim, and prepare to launch our product into the market, although there can be no assurance that we will be successful in meeting these milestones.  We are currently exploring potential marketing relationships with medical device companies that are interested in marketing products in the prostate cancer detection market.   We expect such a relationship would provide both financial support and access to down stream marketing, manufacturing and sales capabilities.

The ProUroScanTM system has been developed by us under development contracts with Artann Laboratories Inc. (“Artann”) a scientific technology company focused on early-stage technology development.  In September 2006, Artann was awarded a $3 million Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute to help advance the development and application for clearance of our ProUroScanTM system by the U.S. Food and Drug Administration (“FDA”).  It is our intent to work with Artann under this grant to finalize our current system for clinical trials, and to expand our working relationship with Artann to include their participation in the development and licensing of future generations of the ProUroScanTM system.  We are currently in active negotiations with Artann to enter into a development and licensing agreement that will provide the foundation for future development of the ProUroScanTM system.

Market Focus - Prostate Disease

Our products are focused on prostate disease in men over 40 years of age. There are two segments of the market that are of interest to the Company:

•                  early detection, characterization and monitoring of prostate cancer, and

•                  improving the ability of physicians to assess the effectiveness of existing treatments for Benign Prostatic Hyperplasia (“BPH”), also known as enlarged prostate.

It is estimated that nearly 186,320 men will be diagnosed with and over 28,660 men will die from prostate cancer in 2007.  We believe that the percentage of men with moderate to severe symptoms from prostate disease (BPH or prostate cancer) who seek screening, diagnosis and treatment will increase in the future as a result of increased awareness of prostate related diseases and the development of quantitative diagnostic systems (such as our ProUroScanTM system). In addition, the number of potential patients will increase as a result of an aging population and the increased awareness and standard of living in many other countries around the world.

ProUroScanTM Prostate Mechanical Imaging System

The ProUroScanTM system is a mechanical imaging system that enables physicians to map the prostate to identify and characterize the existence of abnormal prostate tissue, and monitor changes in prostate tissue over time.  The system’s operation is based on measurement of the stress pattern on the rectal wall when the probe is pressed against the prostate.  Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional reconstruction of prostate anatomy and assessment of prostate mechanical properties.  The data acquired allow the calculation of prostate features such as size, shape and volume.  The prostate image is displayed on a screen that allows physicians to identify the specific location of tissue abnormalities and determine the relative size of the prostate upon completion of the imaging procedure.  In addition to the visual display, results are stored electronically.

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

Standardizing the procedure using the ProUroScanTM system mechanical imaging device should help to minimize the differences in skill levels between physicians in this otherwise subjective procedure.  We expect the system will be more sensitive and have the ability to detect abnormalities that the normal human finger cannot detect, thereby improving the quality of the diagnostic process.  It should also enable physicians to literally see the differences in tissue elasticity or stiffness on the color monitor, as opposed to a traditional DRE that relies exclusively on the clinician’s sense of touch.  The system will create a hard copy of the prostate diagnostic procedure which can be placed into the patient’s file, and a digital record of the exam that can be stored and used for comparison to subsequent exams. This is advantageous for physicians and patients in that it gives them the ability to compare and contrast the patient’s results from exam to exam, and to get second opinions on the patient’s status in regards to the diagnosis without an additional exam.  Comparisons of multiple tests over time can also be done providing longitudinal assessments of the patient’s disease.

Current ProUroScanTM System Status; Future Development

The first generation ProUroScanTM system will provide an overall assessment of the prostate resulting in a map or record of the pressures that are generated from an assessment of the posterior surface of the prostate using the current sensor probe.  Development work is still required in the areas of positioning system refinement, software, validation, user interface and sensor production, among others, must be completed before the system can be submitted to the FDA for 510(k) clearance or commercialized.  It is anticipated that, once sufficient financing is obtained to undertake such work, an additional four to five months will be needed to complete the remaining development tasks leading to the production of clinical study units.  As discussed below, the clinical study units will be used to conduct the clinical trials necessary to obtain FDA pre-market clearance.

The ProUroScanTM system prototype has been tested in laboratory experiments on prostate models and in a pre-clinical study.  The system has been used for more than two years and on more than 168 patients at the Robert Wood Johnson Medical Center in New Brunswick, New Jersey.

We believe that the existing technology platform is robust and provides a platform on which to develop multiple future generation systems.  We believe that a second generation system may be capable of identifying the specific 3-dimensional location of lesions found in the prostate.  We believe that this system may also be able to create a 3-dimensional image of the position of the lesions and allow the physician to rotate the image to assist in identifying the actual position of the lesion in the prostate gland.  We believe that this second generation system may provide a more thorough diagnosis of the patient’s condition.  Future generations of the ProUroScanTM system may include the capability of guiding biopsies to suspected cancer sites, at a lower cost than current ultrasound approaches.

The Role of the ProUroScanTM System

We believe the ProUroScanTM system’s primary uses will be threefold.  For patients with preliminary positive screening results for prostate cancer who are in the process of confirming their diagnosis, the system will be used to assist in characterizing the suspicious tissue and thereby could help reduce the number of unnecessary biopsies.  Approximately 1 million patients are biopsied each year in the United States, but only 25 percent of biopsy procedures performed detect the presence of cancer.  For prostate cancer patients who have chosen to forgo surgical treatments and are being followed under active surveillance, the system can be used to create a digital map to objectively define and measure the progression of the disease over time, providing a means to help determine when aggressive intervention is warranted.  Finally, for patients who have symptoms of BPH, the system could be used to monitor changes in prostate size before and during the course of medical treatments, allowing physicians to more quickly assess the effectiveness of alternative therapeutic approaches.

We intend to ultimately position the ProUroScanTM system as an “adjunctive” tool to digital rectal examinations (“DRE”) and prostate specific blood antigen (“PSA”) testing.  We believe that the ProUroScanTM system will enable a physician to detect abnormalities in the prostate more accurately than with his or her finger, and assess areas of the prostate that the physician cannot reach with their finger.  Unlike PSA, which uses measurements of the level of a certain antigen in the blood to infer the existence of cancer, the ProUroScanTM system directly measures the physical presence of abnormal tissue.  Using the combined results of DRE, PSA and ProUroScanTM system tests, we believe that the urologist will be able to make a better determination of the need for a prostate biopsy.  Furthermore, we believe the color images and three-dimensional visualization of the prostate provided by the ProUroScanTM system will identify specific regions of the prostate that should be the focus of a biopsy procedure, thereby potentially reducing the need for repeat biopsies.

We believe that the ProUroScanTM system is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of tissue abnormalities within the prostate.  Its ability to digitally store not only the test results, but all of the individual pressure readings taken during the course of the procedure will facilitate a quantitative analysis of the progression of the disease over time.  By comparing the data taken in a baseline examination to subsequent examinations during the course of active surveillance, the urologist will gain valuable information about changes in the patient’s condition that can influence their decision to pursue additional treatment or continue surveillance.

Use of the ProUroScanTM system in patients diagnosed with BPH will be beneficial in allowing physicians to monitor changes in the size and volume of the prostate following treatment with drugs or other tissue reducing technologies.  Timely, accurate assessment of prostate volume changes and the effectiveness of treatment will enable physicians to recommend alternative treatments sooner than current assessment methods, and thus provide more immediate relief to patients.  Importantly, the ProUroScanTM system is also capable of identifying previously undefined abnormal tissue that may require further analysis to determine if prostate cancer may be present.

Prostate Cancer Screening, Diagnosis and Treatment

The two most common screening tests for identifying prostate cancer are the DRE and the PSA, which have been used for several years, but have often been criticized for their lack of specificity and selectivity.

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

Data from community-based studies indicate that the positive predictive value of a DRE in detecting cancer is 15 to 30 percent and varies relatively little with age.  In another Scandinavian study, the positive predictive value of DRE was found to be only 22 to 29 percent.  According to the Eighth Edition of Campbell’s Urology, a DRE has only fair reproducibility even with experienced examiners and the test misses a substantial proportion of cancers before they become advanced and less amenable to treatment.

Another approach for detecting prostate cancer is the measurement of PSA in serum.  The primary value of PSA testing comes from its simplicity, objectivity, reproducibility, its low level of invasiveness and overall cost.  Although PSA is specific to prostate tissue, it is not specific only for prostate cancer.  Older men that have benign enlargement of the prostate and acute prostatitis often have elevated PSA levels.  Serum levels of PSA can also be elevated for a period of time after transrectal needle biopsy, acute urinary retention and prostate surgery.  Because of the prevalence of these conditions in men over the age of 50, the specificity of PSA measurements decreases with age.

In clinical practice, an elevated PSA level greater than 4ng/mL is generally considered an abnormal result.  Values in excess of 4ng/mL increase the odds of intracapsular tumors by as much as threefold and the odds of extra capsular tumors by threefold to fivefold.  Recent community-based studies show that high PSA values (> than 4ng/mL) have been seen in about 15 percent of men who are older than 50 years of age.  The probability that a man who is older than 50 having prostate cancer if his PSA level is elevated (positive predictive value) is approximately 20 to 30 percent.  However, the likelihood of cancer depends on the degree of elevation in the PSA levels.  For levels between 4 and 10ng/mL, the positive predictive value is about 20 percent.  This value increases to between 42 percent and 64 percent if the PSA level is greater than 10ng/nL. Despite these variances, PSA testing has increased the detection rate of early-stage cancers, which are more curable than late-stage cancers.

Most clinicians have adopted the strategy of performing both tests in combination, which has been shown to increase the combined predictive value.  In fact, in a large study of volunteers, the combination of DRE and PSA detected 26 percent more cancers than PSA alone.  However, because of the significant risk of prostate cancer, prostate biopsy is recommended for all men who have DRE abnormalities, regardless of PSA level, because 25 percent of men with cancer have PSA levels less than 4mg/nL.

A patient with a positive DRE or PSA is typically referred to a urologist for further diagnosis, who will usually perform a prostate biopsy to obtain tissue samples for microscopic analysis.  The prostate is biopsied by a needle that is guided by ultrasound into the prostate through the rectal wall.  Since the existence and exact location of possible cancerous tissue is not known, the urologist will usually take 10 to 14 samples in a scattered pattern throughout the prostate in an attempt to find the suspect tissue.  The tissue samples are then sent to a laboratory for analysis and interpretation, and the results are reported several days later.  If the results are negative or indeterminate, the urologist may suggest a second biopsy procedure, or that the patient increase the frequency of future screening examinations.  Approximately 1 million patients are biopsied each year in the United States, but only approximately 25 percent of biopsy procedures performed detect the presence of cancer.

The treatment path for patients who test positive for prostate cancer depends on many variables, including age, location and pathology of the cancerous tissue and general health of the patient.  Generally, a younger, otherwise healthy patient will elect to have the prostate removed to eliminate the possibility that it might spread beyond the prostate.  Older, less healthy patients may elect not to undergo surgery, and instead monitor the disease closely by semi-annual PSA and DRE exams, and annual biopsies.  This monitoring regimen is commonly referred to as “active surveillance.”  Some patients may elect radiation or drug treatments, in addition to necessary ongoing active surveillance.  The National Cancer Institute estimates that approximately 186,320 men in the United States will be diagnosed with prostate cancer in 2008 and there are approximately 2 million men alive who have a history of cancer of the prostate.  On this basis, we estimate that the number of men over the last decade that have elected against prostate removal and thus are undergoing ongoing active surveillance exceeds one million.

System Development History and Development Partners

The ProUroScanTM system is based on work originally performed in the late 1990’s by Artann and ArMed LLC.  In 2002, we licensed the rights to this technology, and have worked with Artann and our other technology-based partners on its development.  Artann is a scientific technology company focused on early-stage technology development.

Much of the ProUroScanTM system’s development to date has been accomplished under two development agreements between the Company and Artann. Under the first agreement, the “Development Agreement,” Artann developed two working, pre-clinical ProUroScanTM systems.  These development-level systems were delivered to us in November 2004.

Under the second agreement, the “Research and Development Agreement,” Artann was named a research and development partner to the Company, supporting the further development of the ProUroScanTM system and other to-be-determined technologies in the urologic field.  Any intellectual property and know-how resulting from the advancement of the ProUroScanTM system under the Research and Development Agreement was to be assigned to the Company.

In September 2006, Artann was awarded a Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute. The aim of the grant is to help commercialize our ProUroScanTM system.  The three-year grant will provide up to $3 million for development of the ProUroScanTM system, effective September 29, 2006.  It is our intent to work with Artann under this grant, and to expand our working relationship with Artann to include their participation in the development and licensing of future generations of the ProUroScanTM system.

On April 16, 2007, we entered into a cooperation agreement with Artann in which the parties agreed to terminate their existing Research and Development Agreement and to use their best efforts to finalize a new development agreement. The cooperation agreement establishes a platform for joint cooperation in establishing the new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities.  The cooperation agreement terminates the Research and Development Agreement, and releases each party from all undischarged obligations and liabilities under that agreement.  We are currently in active negotiations with Artann to enter into a development and licensing agreement that will provide the foundation for future development of the ProUroScanTM system.

We expect to engage a third-party to assist us and Artann in transferring technology from research and development to clinical study status, place design documentation under an FDA compliant quality control system, complete the design documentation required to submit an FDA request for product clearance, perform verification and validation testing including certification of safety related testing standards and develop quality control processes for transfer to manufacturing.

Key Licensing Activities

We license from third parties intellectual properties essential to our business.  The significant intellectual property rights we license related to our ProUroScanTM prostate imaging system, which is the primary focus of our development efforts, include certain rights from Profile, LLC (“Profile”) that are protected by six U.S. patents (expiring between 2012 and 2021), six foreign patents (expiring in 2017) and one foreign patent application.

We obtained a license from Profile in 2002 that provides for worldwide exclusive rights to its prostate imaging system and related patented technology.  The field of use for the exclusive license is limited to the diagnosis and treatment of enlarged prostate, prostatitis, prostate cancer, or other conditions of or disorders of the prostate, whether healthy or diseased, and any other condition of urologic disorder which may be diagnosed, imaged, or treated using any diagnostic or imaging process.  Profile’s imaging system was developed by Dr. Armen Sarvazyan, the founder of Artann, and acquired by Profile after a series of assignments.

Artann has filed two additional U.S. patent applications (filed in May and June of 2005) that build on our base patents.  These patent applications cover a method and device for real-time imaging of the prostate and a method and dual-array transducer probe for real-time mechanical imaging of the prostate.  In our negotiations on a new development and licensing agreement, Artann has provided us with indications of their willingness to grant us exclusive license rights to the two patent applications in the field of prostate assessment, as well as related non-patented technology. It is in the interest of Artann and the Company to enter into a mutually beneficial arrangement to use our respective intellectual property rights for the development of certain products within the human prostate assessment field.

Marketing and Distribution

We believe that the cost of establishing a sales force of sufficient size and capability to effectively rollout the ProUroScanTM system in the U.S. and abroad can be more effectively accomplished by establishing a distribution relationship with one or more large urology medical device companies.  Establishing such a relationship will not only allow us to quickly and effectively penetrate the urology market, but may also afford us an opportunity for additional financial support in the form of licensing fees, equity investment and “in kind” support from other key functional departments of the licensing company.

We expect to focus the market rollout of the initial ProUroScanTM system on urology.  By focusing on urologists, we expect to establish the economic value of the test for patients, physicians and third party payors while demonstrating the system’s clinical efficacy.  We expect that the initial rollout to urologists will require up to two years and will be the primary focus of our marketing and sales efforts during this period of time.

We expect to develop and introduce a second generation system, capable of identifying the specific location of suspicious lesions in the prostate in three dimensions, within two years of our initial market rollout.  This system will be presented as an upgrade to the previous system and effectively differentiate it from that first generation system.  At that time, we expect to redirect sales of the first generation system into the general practice, family practice and internal medicine market segments to allow for expanded prostate cancer screening by these physicians.  Because of the large size (134,000 physicians) and the unique characteristics of the family and practice market segments, the company will develop a different product positioning strategy.  We may seek to establish a distribution relationship with a second distributor that operates within these market segments.

In both of these market segments, we believe that the ProUroScanTM system will become a key part of a new “standard of care” that physicians will follow.  We believe that we can be competitive in the prostate-imaging market due to our patent position and anticipated ability to deliver high-quality imaging and screening devices and results.

Regulatory Issues

We are currently in the process of developing a series of labeling basic mapping and data maintenance claims limited to the system’s ability to produce a surface map or a record of tissue elasticity measurements taken from a prostate to aid in documenting the size, shape and volume of the prostate.  We believe that this reflects the current needs of the market and the capabilities of the ProUroScanTM system.  We are attempting to create a regulatory strategy that will enable us to begin marketing a basic system and then expand the labeling claims to incorporate more sophisticated features and functionalities as they are developed and validated in clinical studies.  This approach is intended to minimize the time it will take to obtain initial FDA clearance and allow us to begin commercializing an operational system sooner.  Having systems in place will also be important in assessing future enhancements while physicians are using the cleared device in actual clinical practice.

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

Continuing Revenue Stream; Third-Party Reimbursement

In the U.S. and elsewhere, health care providers that use the ProUroScanTM system will generally rely on third-party payors, including private payors and governmental payors such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the system.  Consequently, sales of the ProUroScanTM system depend in part on the availability of coverage and reimbursement from third-party payors.  The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the procedure is furnished.  In general, third-party payors will provide coverage and reimbursement for medically reasonable and necessary procedures and tests.  Most payors, however, will not pay separately for capital equipment, such as the ProUroScanTM system.  Instead, payment for the cost of using the capital equipment is considered to be covered as part of payments received for performing the procedure.  In determining payment rates, third-party payors increasingly are scrutinizing the amount charged for medical procedures.  The services provided in conjunction with the ProUroScanTM system may not be reimbursed by third-party payors at rates sufficient to allow us to sell our products on a competitive and profitable basis.

In addition, in many foreign markets, including the countries in the European Union, pricing of medical services and procedures is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to limit payments by governmental payors for medical services and procedures. Although we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Medicare and Medicaid

The Medicare program is a federal health benefit program administered by the Centers for Medicare and Medicaid Services (CMS) that covers and pays for certain medical care items and services for eligible elderly, blind, and disabled individuals, and individuals with end stage renal disease. The Medicaid program is a federal-state partnership under which states receive matching federal payments to fund healthcare services for the poor. Because the incidence of prostate cancer and BPH increases with age, we expect that a significant percentage of our patients will be Medicare beneficiaries.  Because some private commercial health insurers and some state Medicaid programs may follow the coverage and payment policies for Medicare, Medicare’s coverage and payment policies are very significant to our business.

As described in depth above, procedures using the ProUroScanTM system may be considered by Medicare as either a screening test or a diagnostic test depending on whether it is conducted routinely on healthy individuals or whether the patient presents with a sign or symptom of the relevant disease.  In order for Medicare to cover procedures using the ProUroScanTM system as screening, the Secretary of Health and Human Services (Secretary) would need to add the test to the list of appropriate procedures for prostate cancer screening.  This could be a significant hurdle to overcome.  We anticipate that the first generation of  the ProUroScanTM system will be used to produce a surface map or a record of tissue elasticity measurements taken from a prostate to aid in documenting the size, shape and volume of the prostate for men who present with a sign or symptom of prostate cancer or BPH.  Thus, providers who perform prostate mapping using the first generation ProUroScanTM system likely will seek Medicare coverage as a diagnostic, rather than a screening test.

Regardless of how they are covered, we anticipate that procedures using the ProUroScanTM system will be reimbursed either based upon the value of their unique billing and procedure code or as part of an office visit.  Until a unique billing and procedure code is established, we expect that providers will be able to bill for the procedure using a miscellaneous Current Procedural Terminology (CPT) code.  Claims submitted under a miscellaneous code are processed manually and include a special report to be used in determining the medical appropriateness of the procedure.  The lack of a unique, permanent CPT code could slow market uptake of the ProUroScanTM system.

In order to apply for a new, unique code, an application must be submitted to the American Medical Association’s (AMA) CPT Editorial Panel.  The process of obtaining a new CPT code typically takes 14 months to three years.  Once a new CPT code is created, the AMA’s Relative Value Scale Update Committee (RUC) recommends relative value units (RVUs) for it. CMS then takes these recommendations into account when establishing the Medicare Physician Fee Schedule values.  The amount of reimbursement the provider receives generally depends on the RVUs assigned to the procedure multiplied by a conversion factor.  Most private payers also base their payment rates based on the RVUs adopted by CMS. There is a significant risk that the reimbursement rate that results from this process could be insufficient, hampering our ability to market and sell the ProUroScanTM system.  In the alternative, CMS may decide that payment for the ProUroScanTM system procedure should be bundled into the payment for a covered office visit furnished to the patient on the same day.   Such a determination would impede our ability to commercialize the ProUroScanTM system as physicians and providers would probably not want to absorb the additional expense of our product without additional reimbursement.

We anticipate that the majority of our revenue generated by the ProUroScanTM system will come from per test usage fees and the sale of proprietary disposable supplies consumed in the testing process.  Revenues will also be generated from the sales and leases of the ProUroScanTM systems.  The ProUroScanTM systems likely will be placed in clinics under a variety of programs, including outright sales, operating leases, financing leases or placements paid for by premiums paid on the usage of the system.

Initially, we anticipate using a “patient pay model” for physicians to receive payment for performing the ProUroScanTM system procedure.  Under a patient pay model, in the absence of coverage from their health insurance, patients pay for the test out of their own funds.  Medicare beneficiaries would sign an Advanced Beneficiary Notice (ABN) that would allow the provider to collect from the patient.  This approach was recommended by our reimbursement consultant based on the perceived value of the test, particularly for patients who have an abnormal DRE or PSA value.  Only one in four biopsies performed based on an abnormal PSA reading reveal prostate cancer, and only 50 percent of suspicious lesions found by DRE presented cancer on prostate biopsy. Given these statistics, in cases where patients have abnormal DRE or PSA test results or when a test result may not be clear, there is a high incentive to seek additional diagnostic inputs so that patients can make an informed and reasonable decision for themselves and their family.  We believe that a sufficient number of patients will be willing to pay for the ProUroScanTM system procedure out of their personal funds to support the launch of our product in advance of receiving favorable coverage decisions from third-party insurers.  The concept of a patient pay model has been used successfully for a few other procedures (e.g., computer-aided detection (CAD) for mammography), and we expect this to be our approach for generating revenues during at least the early phases of product rollout.  As described above, providers also will be able to bill under a miscellaneous CPT code until a unique CPT code is created for the ProUroScanTM system procedure.

Commercial Insurers

Many private payors look to Medicare as a guideline in setting their coverage policies and payment amounts. Unlike the Medicare program, however, private payors have no statutory impediment to covering screening tests.  The current coverage policies of these private payors may differ from the Medicare program, and the payment rates they make may be higher, lower, or the same as the Medicare program. If CMS or other agencies decrease or limit reimbursement payments for physicians, this may affect coverage and reimbursement determinations by many private payors. Additionally, some private payors do not follow the Medicare guidelines, and those payors may reimburse only a portion of the costs associated with the use of our products, or not at all.

Industry and Competition

We are not aware of any competitive product currently being sold based on the same technological features as the ProUroScanTM system.  Nonetheless, we expect competition to intensify in the prostate imaging and prostate disease diagnostic market.

We do not expect to market the ProUroScanTM system as a general screening tool, and therefore will not be positioning the system to compete directly with currently available screening tests, including the DRE and PSA tests.  Our strategy is to position our system as “adjunctive” to confirm the results of these tests and identify the precise location of abnormal tissue, in an effort to increase the overall accuracy of prostate cancer detection.  However, because the system will be used in a manner similar to DRE and PSA, some physicians may initially perceive it to be in competition with these screening tests.  Some period of market education may be required to differentiate our system and demonstrate how it can be used adjunctively to improve diagnosis and outcomes.

In contrast to the DRE, the ProUroScanTM system creates a visual and physical record of where abnormal tissue exists in the prostate gland.  It can also be used to conduct ongoing monitoring and surveillance of the status of the abnormal tissue that is found by either DRE or with the ProUroScanTM system.  In terms of conducting a physician assessment of the prostate gland to detect abnormalities, we believe that the ProUroScanTM has several advantages over a traditional DRE examination.  They include:

•                  it will be more sensitive and able to detect smaller nodules or tissue abnormalities on the surface of the prostate;

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

We believe that the ProUroScanTM system’s capability is limited to the examination of the prostate, and will not detect other conditions unrelated to the prostate that a physician may detect in the course of a standard DRE, such as internal hemorrhoids, rectal cancer, stenosis (narrowing of the rectum), and atypical sphincter tone that may suggest neurological pathology.

The primary advantage of the ProUroScanTM system over the PSA and related tests is that it creates an actual image of the prostate, showing the physical presence and location of abnormal tissue formations.  By comparison, the PSA test is used to detect and quantify Prostate Specific Antigen, and can only infer the potential presence of prostate cancer.  An elevated PSA result does not necessarily mean a patient has prostate cancer, nor does a normal PSA mean a patient does not have prostate cancer (see “Prostate Cancer Screening, Diagnosis and Treatment” above).  Some diagnostics companies are working to develop tests with improved sensitivity and specificity to reduce the number of false positives and false negatives that are recorded.  Improvements in PSA testing should be viewed positively because the use of this test in conjunction with a physical assessment of the prostate using the ProUroScanTM system will enhance the overall capabilities of physicians to detect early stage prostate cancer.

Another test that uses inferred data to identify prostate cancer, yet to be approved in the United States, is the PCA3 Marker (the (PCA3”).  The PCA3 is a non-coding ribonucleic acid (“RNA”) believed to be a more accurate marker of prostate cancer than currently used diagnostics tests.  The PCA3 marker was licensed in 2000 by DiagnoCure Inc. of Quebec, Canada.  In 2003, DiagnoCure granted a worldwide license to Gen-Probe (San Diego, CA) for the development and licensing of a second generation PCA3-based test using their proprietary platform.  In 2006, Gen-Probe made the test available in analyte specific reagent format to U.S. laboratories and launched a full CE-marked PCA3 test in Europe.  Although this test has not been approved in the United States, it potentially represents a significant advance in the development of more sophisticated and sensitive detection methods for identifying early stage prostate cancer.    Gene fusion is another discovery that may lead to a test that potentially will be used to diagnose prostate cancer more accurately than current tests as well as predict prognosis.  Gen-Probe has licensed this technology too.

The key for patients and physicians is to have multiple and complementary detection approaches that can be used in combination with each other to enhance the overall scope and accuracy of the clinical findings.  Experts in the field have stressed that it is important to have both chemical and physical assessment tools so that the early stages of the disease can be detected, and assessments made of the physical position and progression of the disease over time.  Using the ProUroScanTM system in combination with an accurate chemical test should result in more patients with the disease being identified more accurately in a timely manner and the number of false positive reduced, minimizing the number of unnecessary biopsies.

Aside from large-scale imaging modalities such as magnetic resonance imaging, computed tomography and nuclear medicine, which due to their cost and limited availability will not be directly competitors of the ProUroScanTM system, the only imaging system in common use for prostates is the transrectal ultrasound (“TRUS”).  TRUS is primarily used to guide prostate biopsy to determine if cancer exists.  It is employed by urologists following the referral of a patient that has had a positive result from a DRE or PSA.  TRUS is not considered a primary screening tool by the American Urologic Association and is more costly and difficult to operate for most physicians.  We believe that the ProUroScanTM system will be much easier to operate and require significantly less training.  We also believe it will be less costly to acquire and maintain in a traditional medical office setting.  The ProUroScanTM also provides a permanent record that can be used to identify changes over time.  Nevertheless, technology is rapidly changing in the prostate imaging and the prostate disease diagnostic market, and other technology could come to market potentially displacing the ProUroScanTM system.

Other Technology Licensed by the Company

We also hold licenses for potential future products that are not the current focus of our development efforts.  These intellectual property rights include:

Electrical Impedance Tomography (“EIT”) Technology

We have licensed rights for urologic applications of EIT technology from RPI, for use in an imaging technology that measures conductivity or resistivity in the body during thermal or cryotherapy treatment procedures.  In late 2005, we began a joint development effort with Urologix, Inc. (“Urologix”) on our first EIT product at RPI, pursuant to a July 2005 agreement. The parties expected the joint development project to involve several phases of research, testing and development, for which they would share equally in the costs of the work performed. After completing Phase I of the development program in September 2006, it was determined that an assessment of certain key factors affecting the compatibility of our EIT technology with Urologix’ equipment would be required before proceeding with Phase II.

On March 20, 2007, we executed an amendment to the Urologix agreement to postpone any decision regarding the continuance of the remaining phases contemplated under the agreement, and gave each party the right to abandon the project for any reason with 5 days’ notice to the other.  To date, the agreement is still effective and neither party has given notice of cancellation.  We plan to conduct research related to the compatibility issues if and when sufficient funding becomes available before a decision is made to move to Phase II of the program.

We have temporarily suspended payment of the minimum licensing fees required by the RPI license agreement to maintain exclusive rights to the technology, but we do retain non-exclusive rights as long as the license agreement remains in effect.  Under the terms of the license, as amended in July 2005, the license terminates if no licensed product is available for sale by July 13, 2009.  We believe that due to the additional project work required it is unlikely this deadline will be achieved.  If we are unsuccessful in renegotiating or obtaining sufficient funds to continue development of this technology, resolving the key project factors noted above, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated, and we may abandon the EIT technology.

Directed Microwave Thermal Therapy for Treatment of BPH

We have also licensed certain rights from CS Medical Technology LLC associated with minimally invasive microwave therapy for the treatment of prostate disease, protected by five U.S. patents (expiring between 2009 and 2019) and one foreign patent application.

We do not expect to fund any development of these technologies in the near future, and the abandonment or loss of our rights to these technologies will not have a material adverse effect on our business.  Our rights and obligations under the licenses from Profile, RPI and CS Medical are more fully described below.

Intellectual Property

Our objective as a medical device company is to effectively and aggressively obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets and licenses, and operate without infringing the proprietary rights of other parties both in the United States and in all other countries where we may do business.  Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements, licenses, and patents, both in the United States and throughout the rest of the world.  We have, to date, licensed the rights to 19 U.S. patents and two U.S. patent applications.  In addition, we have licensed rights to seven patents and seven patent applications in Japan and several European countries.

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

We license from third parties various intellectual properties essential to our business.  The key intellectual property rights we license in relation to the ProUroScanTM consists of certain rights associated with prostate-imaging systems and related patented technology, from Profile. These rights are limited to the field of use of the diagnosis and treatment of enlarged prostate, prostatitis, prostate cancer, or other conditions of or disorders of the prostate, whether healthy or diseased, and any other condition of urologic disorder which may be diagnosed, imaged, or treated using any diagnostic or imaging process.  These rights include the rights to patents covering a method and device for elasticity imaging (patent expires in 2012), an apparatus for measuring mechanical parameters of the prostate and for imaging the prostate (patent expires in 2017), a device for palpation and mechanical imaging of the prostate (patent expires in 2019), real-time mechanical imaging of the prostate (patent expires in 2021), and a method for using a transrectal probe to mechanically image the prostate gland (patent expires in 2017).  Together, the technology licensed from Profile is protected by six U.S. patents, seven foreign patents (foreign patents expire in 2017), six foreign patent applications and, along with the Artann patent applications discussed below, is the basis for the imaging technology used in our ProUroScanTM system.  The license requires that we report our development activities to Profile each year and to pay for ongoing patent prosecution and maintenance costs.  The license requires no specific expenditure level to remain in force.

In connection with our current negotiations with Artann  to enter into a definitive development and licensing agreement, Artann has provided us with indications of their willingness to grant us exclusive license rights in the field of prostate assessment to two U.S. patent applications (filed in May and June of 2005) associated with prostate-imaging systems and related non-patented technology.  These patent applications cover a method and device for real-time imaging of the prostate and a method and dual-array transducer probe for real-time mechanical imaging of the prostate.

Other intellectual property rights we possess, but are not currently developing, include:

•                  Certain rights associated with EIT imaging systems and related patented technology from RPI, including rights to processes for producing optimal current patterns for EIT (patent expires 2014) and a process and apparatus for distinguishing conductivities by electric computed tomography (patent expires in 2010).  Together, the methods covered by eight U.S. patents licensed from RPI (patents expire between 2010 and 2014) are the basis for the vision system portion of our proposed focused-beam microwave therapy product.  This license terminates if no licensed product is available for sale by July 13, 2009. In addition, if we cease to carry on our business, the RPI license agreement will terminate immediately.

We have undertaken a product development effort in conjunction with Urologix as fully described above under the caption “Electrical Impedance Tomography (“EIT”) Technology.”  We believe that due to the additional project work required it is unlikely this deadline will be achieved.  Although we believe that we will be able to successfully negotiate an extension of this deadline with RPI, we cannot give assurance of this.  If we are unsuccessful in obtaining sufficient funds to continue development of this technology, resolving the key project factors noted above, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated, and we may abandon the EIT technology.

•                  Certain rights associated with minimally invasive microwave therapy for the treatment o prostate disease from CS Medical.  These rights are limited to the field of use of the treatment of BPH, prostatitis, prostate cancer, or any other conditions of urologic disorder which may be diagnosed, imaged or treated using a catheter-based microwave technology or sensor imaging.  The rights include rights to two patents covering medical hyperthermia treatment and diagnosis using microwave devices (patents for both of which expire in 2019), microwave balloon angioplasty (patent expires 2009), and a microwave heat pipe array for hyperthermia (patent expires 2019).  We also have rights to a patent application for treatment of prostatic tissue that are pending in Europe.  Together, the five U.S. patents (expiration dates between 2007 and 2019) and one foreign patent application licensed from CS Medical is the basis for our proposed focused-beam microwave therapy product.  This license requires that we report our development activities to CS Medical each year, but requires no specific level of development expenditures.

Manufacturing

The ProUroCare system has two major proprietary hardware components: a central processor and a rectal probe.  There are also certain off-the-shelf components that are widely available.  We intend for pre-clinical systems to be produced by Artann as part of the planned product development program.

We expect to engage Quality System Regulation (“QSR”) compliant contract manufacturers to produce the proprietary components.  QSR requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process.  Because of the unique nature of the two major proprietary components, it is highly likely that different manufactures would be chosen to design, document and assemble the final versions of each component.  Our goal in both cases is to reduce the cost of manufacturing significantly over the first two years, taking advantage of rapidly increasing manufacturing scale and large quantity purchasing discounts, as well as engineering changes designed to eliminate components and reduce component costs.  We also anticipate working jointly with other development and manufacturing companies to bring the cost of the equipment to the lowest cost possible.  It is possible, depending on who our eventual distribution partner is and what their capabilities are, that manufacturing may be performed by them as part of our overall strategic relationship. (see “Marketing and Distribution,” above).

This approach to manufacturing also carries certain business risks, including the risk that contract manufacturers may be unable to supply our products in the required quantities, at appropriate quality levels or at acceptable costs.  We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis.

Government Regulation

The proposed products we intend to develop, and market are subject to the Federal Food, Drug, and Cosmetic Act (“FDCA”) as implemented and enforced by the FDA and by comparable agencies in various states and various foreign countries.  To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our contract manufacturers and suppliers perform or will perform:

•                  product design and development;

•                  product testing;

•                  product manufacturing;

•                  product labeling;

•                  product storage;

•                  premarket clearance or approval;

•                  advertising and promotion;

•                  product marketing, sales and distribution; and

•                  post-market surveillance reporting death or serious injuries and medical device reporting.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either premarket notification (“510(k)”) clearance or approval of a premarket approval application (“PMA”) from the FDA.  The FDA classifies medical devices into one of three classes:

• Class I devices, which are subject to only general controls (e.g., labeling, medical devices reporting, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;

• Class II devices, generally requiring 510(k) premarket clearance before they may be commercially marketed in the United States (we believe the ProUroScanTM system will be classified as a Class II device); and

• Class III devices, consisting of devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, generally requiring submission of a PMA supported by clinical trial data.

Devices deemed to pose lower risks are placed in either Class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device.  This process is generally known as 510(k) clearance.  Some low risk devices are exempted from this requirement.  Devices deemed by the FDA to pose the greatest risks are placed in Class III, requiring approval of a PMA.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a premarket notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs.  By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer.  The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

Once filed, the FDA has 90 days in which to review the 510(k) application and respond.  Typically, the FDA’s response after reviewing a 510(k) is a request for additional data or clarification.  Depending on the complexity of the application and the amount of data required, the process may be lengthened by several months or more.  If additional data is needed to support our claims, the 510(k) application process may be significantly lengthened.  Published FDA statistics from 2004 (the most recent available) indicate that the average total time from receipt of a 510(k) application to final action (not including the time a submission is on hold pending receipt of additional information) is 100 days, with 65 percent completed within 90 days.

If the FDA issues an order declaring the device to be Not Substantially Equivalent (“NSE”) and places it into a Class III or PMA category, we can then request a de novo classification of the product.  De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required.  The request must be in writing and sent within 30 days from the receipt of the NSE determination.  The request should include a description of the device, labeling for the device, reasons for the recommended classification and information to support the recommendation.  The de novo process has a 60 day review period.  If the FDA classifies the device into Class II, the Company will then receive an approval order to market the device. This device type can then be used as a predicate device for future 510(k) submissions. However, if the FDA subsequently determines that the device will remain in the Class III category, the device cannot be marketed until the Company has obtained an approved PMA.  If we are required to follow a de novo process, an additional 60 to 90 days or more will be added on to the original 90 days required for the initial 510(k) review.

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use.  The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision.  If the FDA were to disagree with any of our determinations that changes did not require a new 510(k), it could require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained.  If the FDA requires us to seek 510(k) clearance or PMA approval for any modifications, we may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA approval is obtained and we could be subject to significant regulatory fines or penalties.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our products and failure to obtain necessary clearances or approvals for our current or future products could adversely affect our ability to grow our business.  Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

Premarket Approval (PMA) Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process.  A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.  No device that we are marketing to date has required premarket approval.  During the review period, the FDA will typically request additional information or clarification of the information already provided.  Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device.  The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSRs.

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design.  PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.  There is no guarantee that the FDA will grant PMA approval of our products and failure to obtain necessary approvals for our current or future products would adversely affect our ability to grow our business.  Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

Clinical Trials

Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance.  If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trials.  Such trials generally require an IDE application approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements.  Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board (“IRB”) for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices.  To conduct a clinical trial, we also are required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.  Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S.  Similarly, in Europe the clinical study must be approved by a local ethics committee and in some cases, including studies with high-risk devices, by the ministry of health in the applicable country.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements apply.  These include:

•                  product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•                  QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•                  labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•                  clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•                  approval of product modifications that affect the safety or effectiveness of one of our approved devices;

•                  medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•                  post-approval restrictions or conditions, including post-approval study commitments;

•                  post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•                  the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•                  regulations pertaining to voluntary recalls; and

•                  notices of corrections or removals.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities.  Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes.  In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.  In addition, we are required to meet regulatory requirements in countries outside the U.S., which can change rapidly with relatively short notice.   If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties.  It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  In that event, our reputation could be damaged and adoption of the products would be impaired.

Furthermore, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective.  Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death.

The FDA has broad post-market and regulatory enforcement powers.  Our facilities and the manufacturing facilities of our subcontractors will be subject to unannounced inspections by the FDA to determine our the level compliance with the QSR and other regulations.  Failure by us or by our contract manufacturers and suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•                  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•                  unanticipated expenditures to address or defend such actions

•                  customer notifications or repair, replacement, refunds;

•                  recall, detention or seizure of our products;

•                  operating restrictions or partial suspension or total shutdown of production;

•                  refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•                  operating restrictions;

•                  withdrawing 510(k) clearances on PMA approvals that have already been granted;

•                  refusal to grant export approval for our products; or

•                  criminal prosecution.

In addition, other government authorities influence the success of our business, including the availability of adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid.  Medicare and Medicaid reimbursement policies can also influence corresponding policies of private insurers and managed care providers, which can further affect our business.

If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

Regulation of The ProUroScanTM System

We believe our initial device will be regulated by the FDA as a Class II device.  These devices typically are cleared for marketing by the FDA through a 510(k) application.  In order to obtain 510(k) clearance, we must demonstrate that the ProUroScanTM system is substantially equivalent to a previously cleared product, referred to as a “predicate device.”  A device is substantially equivalent if it has (a) the same intended use, and (b) either the same technological characteristics as a predicate device, or different technological characteristics, but is shown to be as safe and effective as the predicate device.

In general, the data required to prove substantial equivalence in a 510(k) application is easier to collect than the safety and efficacy data required for a PMA.  In the case of the ProUroScanTM system, much of the supporting data will be gathered during the product-development phase, but clinical data likely will be required.

We are currently in the process of developing a basic mapping and data maintenance claim reflecting the current needs of the market and the capabilities of the system.  Given that the system will be capable of providing physicians with a number of different outputs, we are attempting to create a regulatory strategy that will enable us to begin marketing a basic system and then expand the labeling claims to incorporate more sophisticated features as they are developed and validated in clinical studies.  The advantage of this approach is that it allows us to minimize the time it will take to obtain an initial FDA approval and begin commercializing an operational system.

Although the initial claim has yet to be finalized, the content of the claim will likely be limited to the system’s ability to produce a surface map or a record of tissue elasticity measurements taken from a prostate to aid in documenting the size, shape and volume of the prostate.  Based on the scope of this claim and the preliminary input received from consultants and clinical study sites, we believe the initial system can be submitted to the FDA for market clearance under a 510(k) application.

We intend to conduct a small scale clinical trial to support our 510(k) submission for the basic mapping and data maintenance claim.  When system development has been completed, we will begin placing ProUroScanTM systems in a select number of major medical centers to screen patients and collect data for the clinical study.  The actual number of patients that will be studied and the specific clinical protocol that will be followed will be significantly determined at a pre-Investigational Device Exemption meeting that we anticipate having with the FDA in the first half of 2008, prior to conducting clinical trials.  At that meeting, we will present information about the product and all relevant laboratory testing data.  We will also propose a strategy for validating our labeling claim and will present a clinical protocol that all investigative centers will be expected to follow, with the goal being to obtain enough clinical data to have sufficient confidence that the ProUroScanTM system will perform as defined in the product labeling.

It is anticipated that the FDA clinical study will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the agency.  As we believe that our clinical trial will be a non-significant risk device study, FDA approval will not be required.  However, centers participating in the study will be required to obtain approval from their IRB to protect the rights and welfare of all participants.  IRB approval has been granted for the first ProUroScanTM system studies at the Veteran’s Administration Medical Center in Minneapolis, Minnesota and at the Robert Wood Johnson University Hospital in New Brunswick, New Jersey.  As new and more enhanced product features are developed, the Company plans to file additional submissions with the FDA and to obtain expanded labeling claims.  Depending on the exact nature of these claims, the approval process may require more extensive clinical studies and possibly a PMA application.

Our clinical investigations will follow the applicable FDA IDE regulations, including the requirements of informed consent and IRBs.  Prior to the commencement of clinical investigations, we will have in place a complete set of standard operating procedures (“SOP”s) as to clinical monitoring, responsibilities, selecting investigators, selecting monitors, device control, investigator agreements, records, reports and labeling, among others.  All of these SOPs will conform to applicable FDA regulations.

As new and more enhanced product features are developed, we plan to file additional submissions with the FDA and to obtain expanded labeling claims.  Depending on the exact nature of these claims, the approval process may require more extensive clinical studies and possibly a full pre-market approval (“PMA”) application.  Such an application will likely take significantly more time and be more comprehensive than the 510(k) approval process. Once cleared or approved, the manufacturing, sale and performance of our products will be subject to the ongoing FDA regulation and inspection processes as described above.

Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws whose purpose is to eliminate fraud and abuse in federal health care programs.  Once we commercialize the ProUroScanTM system, our business is subject to compliance with these laws.

Anti-Kickback Statutes and Federal False Claims Act

The federal healthcare programs Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid.  The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, to issue a series of regulations, known as “safe harbors.”  These safe harbors, issued by the OIG beginning in July 1991, set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.

Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and recently have brought cases against companies, and certain sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Another development affecting the healthcare industry is the increased use of the federal Civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the Civil False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, companies have been prosecuted under the False Claims Act in connection with alleged off-label promotion of products.  Our future activities relating to the reporting of wholesale or estimated retail prices for our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

HIPAA and Other Fraud and Privacy Regulations

Among other things, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

In addition to creating the two new federal healthcare crimes, regulations implementing HIPAA also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Three standards have been promulgated under HIPAA’s regulations: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, and the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we are not a covered entity and therefore not directly subject to these standards, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards, particularly because we expect that the ProUroScanTM system will store patient information and test results.  The government intended this legislation to reduce administrative expenses and burdens for the healthcare industry; however, our compliance with certain provisions of these standards entails significant costs for us.

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

Employees

We currently have only two employees, and expect to conduct much of our research and development, market research, clinical and regulatory function, and other business operations through the use of a variety of consultants and medical-device development contractors.  We believe that using consultants and contractors, including the significant scientific and engineering resources of Artann, to perform these functions is more cost effective than hiring full-time employees, and affords us flexibility in directing our resources toward specific and changing goals during our development stage.  We anticipate hiring approximately seven additional employees in the areas of engineering, regulatory compliance, marketing and quality control within the next 12 months.  Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective.  To date, we have conducted our research and development activities related to our acquired technologies and proposed products on a contract basis with Artann Laboratories, Inc., Devicix, LLC and Minnetronix, Inc.

IMPORTANT NOTICES TO INVESTORS; SAFE HARBOR STATEMENT

Statements in this Annual Report on Form 10-KSB which are not purely historical are forward-looking statements.  These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation: (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months; (iii) our ability to successfully introduce our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company’s reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis if at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, if at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our 2008 and 2009 working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

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

The Company, conducting business through our wholly-owned subsidiary, ProUroCare Inc., is a development-stage company.  We have yet to commence active operations or manufacture or sell any products associated with the proprietary urology-based imaging and therapeutic technologies that we intend to market.  We have no prior operating history from which to evaluate our success, or our likelihood of success, in operating our business, generating any revenues or achieving profitability.  As of December 31, 2007, we have generated no revenue and have recorded losses since inception of approximately $16.3 million.  We are proposing to enter the highly competitive urology-based imaging and therapeutic industries.  There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability.  We anticipate that we will incur losses in the near future.

We have a history of operating losses and have received a “going-concern” qualification from our independent registered public accounting firm.

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of December 31, 2007, we had an accumulated deficit of approximately $16.3 million.  The Company has not yet generated any revenues.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our Consolidated Financial Statements included in this Annual Report do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

The Company’s independent registered public accounting firm included an explanatory paragraph in their report on the Company’s financial statements indicating that such deficit accumulated during the development stage raises substantial doubt as to the Company’s ability to continue as a going concern.  The likelihood of success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage businesses and the competitive environment in which the Company will operate.  The Company’s ability to achieve profitability is dependent in large part on obtaining FDA clearance for the ProUroScanTM system, achieving of third party coverage and reimbursement, gaining market acceptance of the ProUroScanTM system, establishing distribution channels and forming relationships with third-party manufacturers.  There can be no assurance that the Company will successfully market the ProUroScanTM system or operate profitably.

We are currently in need of financing and will need additional financing during 2008, and any such financing will likely be dilutive to our existing shareholders.

We do not currently have sufficient funds to complete the development of our products and gain approval of them from the FDA.  As of February 29, 2008, we had approximately $230,000 cash on hand and current liabilities of approximately $4.1 million.  We estimate that we will need approximately $3.5 million of cash over the next 12 months to complete the development of a first generation system, submit a premarket notification application to FDA and obtain FDA clearance of a 510(k) for a basic labeling mapping and data maintenance claim.  In addition we have $2.2 million of secured debt and $733,334 of convertible debt (both of which mature at the end of February, 2009) and other short term liabilities exceeding $1,150,000.

During the next 12 months, we plan to raise approximately $5.1 million through private or public offerings of our debt or equity securities, alternative financing sources that may become available to us, or a combination of these.  We anticipate that the net proceeds from such financings will be sufficient to fund our operations and retire approximately $700,000 of short term liabilities. We intend to address the $2.2 million secured debt that matures in February, 2009 by seeking an equity investment or licensing fee from a strategic marketing partner, or by seeking an extension of the maturity dates.  We expect that the convertible debt will be converted into common stock during the next 12 months.  If we are unsuccessful in obtaining an equity investment or licensing fee or an extension of the maturity date of the secured debt, or if the convertible debt is not converted into our common stock, we will need to raise additional funds.

Sources of alternative financing include possible strategic investments from medical device companies that may be interested in marketing products in the prostate cancer detection market.  In addition to financial support, a successful collaboration with such a company would allow us to gain access to down stream marketing, manufacturing, and sales support.  However, if our financing efforts are unsuccessful or significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.  There can be no assurance that we will be successful in obtaining such financing, if needed.

Approximately $2.3 million of our outstanding convertible debentures will automatically convert into equity upon our closing an underwritten public offering.  In addition, to date we have issued a total of 334,000 warrants to date in our 2007 and 2008 Private Placements, and additional warrants may be issued pursuant to our financing efforts.

We are attempting to raise enough cash to complete the development of a first generation ProUroScanTM system and to seek or obtain FDA clearance of a 510(k) on a basic mapping and data maintenance claim.  However, if our financing efforts are unsuccessful or significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.  If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, the issuance and exercise of warrants, or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

Even if we raise enough cash in our financing efforts to complete development of a first generation ProUroScanTM system and to obtain FDA clearance of a 510(k) on a basic mapping and data maintenance claim, we will still require additional financing to launch our product into the market.

Assuming the successful completion of financing efforts and if product development is completed on schedule, we expect to pursue one or more additional rounds of funding in 2009 and 2010 to provide the working capital needed to fund a significant commercial launch into the urology market.  If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, the issuance and exercise of warrants, or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.

If we are unable to secure a distribution partner for the commercial launch of our first generation ProUroScanTM system, we may require additional financing to launch our product into the market.

We cannot be sure that we will be able to secure a distribution partner on terms acceptable to us, or at all.  If we fail to establish such arrangements when, and as necessary, we could be required to undertake distribution activity at our expense, which could significantly increase our capital requirements and may delay the commercialization of our products.

If FDA clearance is delayed, including because we are not able to raise enough funds to get us through the regulatory process, we could potentially be forced to cease operations.

If adequate funds are not available on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion, or to develop or enhance our products.  If we are forced to slow our development programs, or put them on hold, it would delay our efforts to obtain regulatory clearances or approvals needed, and thus delay market entry for our products.  Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.

Our assets are pledged to secure a $1.2 million senior bank note and a $600,000 note issued to an investor and, as a result, are not available to secure other senior debt financing.  Upon the occurrence of an event of default, our assets will be assigned to guarantors of the senior bank note and the holder of such $600,000 promissory note.

Our $1.2 million senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all of our assets and certain licenses, as well as to provide personal guarantees of certain 5% shareholders.  In addition, we have issued a subordinated promissory note in the amount of $600,000 to an investor.  Such note has a subordinated interest in all of our assets and certain licenses.  As such, the Company will not be in a position in the future to pledge its assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis.  It is doubtful that the Company would be able to obtain financing on an unsecured basis.

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

Only a limited number of complete ProUroScanTM systems have been built for testing, clinical validations and demonstration purposes to assess the feasibility of the device and to provide a means to test and develop future systems.  Nevertheless, we have not built any commercial models.  The completion of development of our proposed products remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet FDA requirements or performance objectives and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development or abandonment of such applications and products.  Consequently, there can be no assurance that our products will be successfully developed or manufactured. Our failure to complete the development of products will have a materially adverse effect on our business.

We are relying upon Artann Laboratories, Inc. (“Artann”) to complete development of the ProUroScanTM system and will not be able to control the pace of that development.  Failure to establish a new development and licensing agreement on terms acceptable to the Company would significantly delay the development and market introduction of the ProUroScanTM system and would have a material adverse effect on our business.

Much of the early development of the ProUroScanTM system was accomplished under two development agreements between the Company and Artann, a scientific technology company focused on early-stage technology development.  On April 16, 2007, we entered into a cooperation agreement with Artann that establishes a platform for joint cooperation in establishing a new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities and the licensing of the intellectual property related thereto.  We are currently in active negotiations with Artann to enter into a development and licensing agreement that will provide the foundation for future development of the ProUroScanTM system, although no assurances can be given in this regard.  Failure to establish a new development and licensing agreement on terms acceptable to the Company would significantly delay the development and market introduction of the ProUroScanTM system and would have a material adverse effect on our business.

Failure to obtain a license for intellectual properties owned by Artann would have a material adverse effect on our business.

Artann has filed two additional U.S. patent applications (filed in May and June of 2005) that build on our base patents.  These patent applications cover a method and device for real-time imaging of the prostate and a method and dual-array transducer probe for real-time mechanical imaging of the prostate.  In our current negotiations on a new development and licensing agreement, Artann has provided us with indications of their willingness to grant us exclusive license rights to the two patent applications in the field of prostate assessment , as well as related non-patented technology. We are currently in active negotiations with Artann to enter into a development and licensing agreement that will provide the foundation for future development of the ProUroScanTM system, although, no assurances can be given in this regard.  Failure to obtain exclusive licenses to these intellectual properties would have a material adverse effect on our business.

The commercialization of our products may be significantly delayed by governmental regulation and any and all such delays, if they occur, may have a material adverse effect on our business.

The proposed products we intend to develop, assemble and market are subject to regulation by the FDA and by comparable agencies in certain states and various foreign countries.  The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome, especially for a pre-revenue, development stage company.  Although we have secured the assistance of regulatory consultants to help direct our regulatory compliance and filings, we have not yet submitted a premarket notification, or 510(k) application to obtain FDA clearance for our ProUroScanTM system and no assurances can be given that such filings will be acceptable to the FDA or comparable agencies.

We believe the ProUroScanTM system with a basic mapping and data maintenance claim will be regulated by the FDA as a Class II device and will require the clearance of a 510(k) application.  By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application, but as a practical matter, clearance may take much longer.  In addition, if we are required to follow a de novo process, an additional time period will be added on to the initial 510(k) review.  The de novo process is intended to apply to low risk products that have been classified as class III because they were found to be not substantially equivalent (“NSE”) to any identifiable predicate device during a 510(k) review by the FDA. The process allows the recipient of an NSE letter to request a risk-based down classification into Class I or II to be made by the FDA.  If the FDA determines that the product is a class III medical device, it will require the submission and approval of a PMA in order for the company top market the product in the United States.

There is no guarantee that the FDA will grant timely 510(k) clearance, if at all, for the ProUroScanTM system with basic mapping and data maintenance claim and failure to obtain necessary clearances or approvals for our current or future products would have a material adverse effect on our business.  Further, even if acceptable, we may encounter significant delays which could have a material adverse effect our business.  In addition, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

Even if successfully developed, our products may not be commercially viable.

Even if we are able to successfully develop our products, we may not be able to contract for the manufacture in scale of such products in commercial quantities at prices that will be commercially viable.  Further, there is risk that our products may not prove to be as effective as currently available medical or diagnostic products or those developed in the future.  The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures, could have a material adverse effect on our business.

Even if successfully developed, our products may not be accepted by the marketplace.

Our products, even if successfully developed, will be competing against existing treatments and competing products in the medical device marketplace, including those developed in the future that may render the ProUroScanTM system obsolete.  Currently available screening methods that compete with the ProUroScanTM system include the traditional DRE and the PSA test. The DRE, in combination with a PSA test, is today’s “standard of care” to evaluate patients for prostate cancer or other ailments relating to the prostate.  In addition, other modalities that can be used for diagnostic imaging include transrectal ultrasound, magnetic resonance imaging, computed tomography and nuclear medicine.  Therefore, there can be no assurance that physicians, providers, patients, third-party payors or the medical device market, in general, will accept our products.

A failure to successfully implement a “patient pay” sales model prior to establishing third party reimbursement would have a material adverse effect on our product sales and financial results.

Until third-party reimbursement coverage for the ProUroScanTM system procedure is established, we anticipate using a “patient pay model” for physicians to receive payment.  Under a patient pay model, in the absence of coverage from their health insurance, patients pay for the test out of their own funds.  We believe that a sufficient number of patients will be willing to pay for the ProUroScanTM system procedure out of their personal funds to support the launch of our product in advance of receiving favorable coverage decisions from third-party insurers, but there can be no assurance of this.  Any failure to successfully establish a patient pay model would have a material adverse effect on our prouct sales and financial results.

Our failure to receive third-party coverage and reimbursement for our products, when in the marketplace, could result in diminished marketability of our products.

We do not currently receive coverage and reimbursement from any party for the use of our products because we have no products fully developed and currently available for sale in the marketplace.  As a result, we have not taken any steps to obtain approval for coverage and reimbursement for the use of any of our proposed products.  The success of our future medical device products will materially depend on the ability of medical service providers to obtain third-party reimbursement from private and public insurance sources, such as Medicare, Medicaid and various foreign governments when using our products.  It may be difficult to predict the timing and outcome of reimbursement decisions.  Importantly, there are no assurances that such reimbursement will ever be obtained.

Because the incidence of prostate cancer and BPH increases with age, we expect that a significant percentage of our patients will be Medicare beneficiaries.  Obtaining Medicare coverage and reimbursement will be critical to our success; however, ensuring adequate Medicare reimbursement can be a lengthy and expensive endeavor and we cannot provide assurances that we will be successful.  In addition, the U.S. Congress may pass laws that impact coverage and reimbursement for healthcare services, including Medicare reimbursement to physicians and hospitals.   Furthermore, many private payors look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts.  If the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program, or Medicare contractors limit coverage or payments to physicians for the ProUroScanTM system, private payors may similarly limit coverage or payments. In addition, state legislatures may enact laws limiting or otherwise affecting the level of Medicaid reimbursement for procedures using the ProUroScanTM system.  As a result, physicians may not purchase our ProUroScanTM system, and our business and financial results would be adversely affected.

Generally, Medicare does not cover and pay for items and services that are not reasonable or necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member.  This means that Medicare does not cover and pay for preventative services, including routine screening tests for patients who do not present with any signs or symptoms of disease, unless the law specifically provides for such coverage.  Such statutory coverage currently exists for prostate cancer screening tests.  Specifically, the law states that Medicare will cover a prostate screening test that consists of a DRE and/or a PSA blood test provided for the purpose of early detection of prostate cancer to a man over 50 years of age who has not had such test during the preceding year.  In addition, the law provides the Secretary of Health and Human Services (Secretary) the authority to cover other prostate screening tests based upon changes in technology and standards of medical practice, availability, effectiveness, costs and other factors deemed appropriate by the Secretary.  Thus, for the ProUroScanTM system to receive Medicare coverage as a prostate screening test, the Secretary would need to add the test to the list of appropriate procedures for prostate cancer screening.  This could be a significant hurdle for the ProUroScanTM system to receive Medicare coverage as a prostate screening test.

On the other hand, obtaining Medicare coverage as a diagnostic test is more straightforward.  Generally, Medicare covers medically necessary diagnostic tests if a patient presents with a sign or symptom of the disease.  For example, the PSA test is covered as a diagnostic test when used to differentiate benign from malignant disease in men with lower urinary tract signs and symptoms (e.g., hematuria, slow urine stream, hesitancy, urgency, frequency, nocturia and incontinence) as well as with patients with palpably abnormal prostate glands on physician exam, and in patients with other laboratory or imaging studies that suggest the possibility of a malignant prostate disorder.  We anticipate that the first generation of the ProUroScanTM system will be used to produce a surface map or a record of tissue elasticity measurements taken from a prostate to aid in documenting the size, shape and volume of the prostate for men who present a sign or symptom of prostate cancer or BPH.  Thus, providers who perform prostate mapping using the first generation ProUroScanTM system likely will seek Medicare coverage as a diagnostic, rather than a screening test.

Regardless of whether the ProUroScanTM system is covered as a screening tool or a diagnostic test, there is a risk that Medicare and other payors will bundle payment for it into the payment for a covered office visit furnished to the patient on the same day.  For example, Medicare currently bundles billing and payment for a DRE into payment for a covered evaluation and management office visit when the two services are furnished to a Medicare beneficiary on the same day.  If the DRE is the only service or is provided as part of an otherwise non-covered service, it may be separately paid if other coverage requirements are met.  On the other hand, the PSA typically is separately paid as a clinical diagnostic laboratory service.  Specifically, CMS could determine that due to the ease and short amount of time needed to perform the ProUroScanTM system procedure, separate reimbursement is not warranted if the physician already is billing an office visit.

In order for physicians and providers who perform procedures using the ProUroScanTM system to receive separate reimbursement, they must bill a Current Procedure Terminology (CPT) code that appropriately describes the service performed.   Although initially physicians and providers will be able to bill a miscellaneous code to submit claims for ProUroScanTM system procedures, eventually we will want to apply for a unique CPT code.  The CPT application process is lengthy, and there is no guarantee that we will receive a unique CPT code or that we will receive a unique CPT code in a timely manner.  Should we receive a unique CPT code, the code is then valued for purposes of receiving reimbursement by the American Medical Association’s Relative Value Scale Update Committee.  The valuation process depends on the amount of time the procedure takes and difficulty of work involved, the practice expense and the malpractice expense associated with using the ProUroScanTM system.  CMS then takes the recommendation of this committee into account when establishing the reimbursement amount.  The amount of reimbursement the physician will receive generally depends on the values assigned to the various components of the procedure multiplied by a conversion factor.  This value is updated annually as part of the Medicare Physician Fee Schedule.  There is no guarantee that this process will result in an appropriate level of reimbursement or an amount that supports the price and revenues we have projected.

At this time, we do not know the extent to which physicians or providers would consider third-party reimbursement levels adequate to cover the cost of our products.  Failure by physicians or providers to receive an amount that they consider to be adequate reimbursement could deter them from purchasing or using our products and limit our sales growth.  In addition, Medicare physician fee schedule payments may decline over time, which could deter physicians from purchasing and using the ProUroScanTM system.  If physicians or providers are unable to justify the costs of the ProUroScanTM system or they are not adequately compensated for using our product, they may refuse to purchase or use them, which would significantly harm our business.

Notwithstanding current or future FDA clearances, if granted, third-party payors may deny reimbursement if the payor determines that the ProUroScanTM system is unnecessary, inappropriate, not cost-effective or experimental, or is used for a non-approved indication.  Further, all third-party payors, whether governmental or private, whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost control methods include prospective payment systems, capitated rates, benefit redesigns, or pre-authorization requirements. Additionally, payors are emphasizing and covering wellness and healthier lifestyle interventions and other cost-effective methods of delivering healthcare in exchange for covering more procedures. These cost control methods also potentially limit the amount that healthcare providers may be willing to pay for medical technology which could, as a result, adversely affect our business and financial results. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical technology exists among all third party payors. Therefore, coverage and reimbursement for medical technology can differ significantly from payor to payor.   There also can be no assurance that current levels of reimbursement will not be decreased or eliminated in the future, or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the ProUroScanTM system or our ability to sell the ProUroScanTM system on a profitable basis.

In international markets, market acceptance of our ProUroScanTM system will likely depend in large part on the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and by region in some countries, and include both government-sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. In addition, even if we do obtain international reimbursement approvals, the level of reimbursement may not be enough to commercially justify expansion of our business into the approving jurisdiction. To the extent we or our customers are unable to obtain coverage or reimbursement for procedures using our technology in major international markets in which we seek to market and sell our technology, our international revenue growth would be harmed, and our business and results of operations would be adversely affected.

Once we commercialize the ProUroScanTM system, we may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

Although we do not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors directly, many healthcare laws and regulations will apply to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•                  the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or service for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•                  federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services not provided as claimed, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, as well as leading to regulations imposing certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The healthcare sector is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including specifically arrangements with physician consultants. We may have arrangements with physicians and other entities which may be subject to scrutiny. For example, we may lease the ProUroScanTM system to physicians or others through consulting agreements.  Payment for these consulting services sometimes may be in the form of cash, stock options or royalties.  If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

Any failure in our efforts or our contractor’s efforts to train physicians or other medical staff could result in lower than expected product sales.

A critical component of our sales and marketing efforts will be the training of a sufficient number of physicians and other medical staff to properly use the ProUroScanTM system.  We rely on physicians and other medical staff to devote adequate time to learn to use our products.  Convincing physicians and other medical staff to dedicate the time and energy for adequate training in the use of new medical technologies is challenging, and we cannot guarantee that this will occur.  If physicians and other medical staff are not properly trained, they may misuse or ineffectively use our products.  Insufficient training may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

Any failure in our efforts or our contractor’s efforts to train physicians or other medical staff could result in lower than expected product sales

A critical component of our sales and marketing efforts is the training of a sufficient number of physicians and other medical staff to properly use the ProUroScanTM system.  We rely on physicians and other medical staff to devote adequate time to learn to use our products.  Convincing physicians and other medical staff to dedicate the time and energy for adequate training in the use of our system is challenging, and we cannot guarantee that this will occur.  If physicians and other medical staff are not properly trained, they may misuse or ineffectively use our products.  Insufficient training may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

In the future, we may seek to obtain additional indications for use of the ProUroScanTM system beyond the basic mapping and data maintenance claim.  For example, we believe that a second generation system may be capable of identifying the specific 3-dimensional location of lesions found in the prostate.  We believe that this system may also be able to create a 3-dimensional image of the position of the lesions and allow the physician to rotate the image to assist in identifying the actual position of the lesion in the prostate gland.  We believe that this second generation system may provide a more thorough diagnosis of the patient’s condition.  Future generations of the ProUroScanTM system also may include the capability of guiding biopsies to suspected cancer sites, at a lower cost than current ultrasound approaches.  Some of these expanded claims may require FDA clearance of a 510(k).  Other claims may require the approval of a PMA.  Moreover, some of the additional claims we may seek may require clinical trials to support regulatory approval, and we may not successfully complete these clinical trials.  The FDA may not approve or clear future generations of the ProUroScanTM system for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Clinical trials necessary to support our future submissions will be expensive and may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support a 510(k) for the ProUroScanTM system, or future generations of the ProUroScanTM system, or PMA application for future generation of the ProUroScanTM system, will be time consuming and expensive and the outcome uncertain.  Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required, and we may not adequately develop such protocols to support clearance and approval.  Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

Moreover, we are currently developing clinical trial protocols for an initial clinical study to support a 510(k) on a basic mapping and data maintenance claim.  It is anticipated that the FDA clinical studies will require approximately three months to complete, and that an additional month will be needed to analyze the data and prepare a formal submission to the FDA.  Centers participating in the study will be required to obtain approval from an internal Institutional Review Board (“IRB”) to protect the rights and welfare of all participants and to satisfy FDA requirements for what we believe will be a non-significant risk study.  However, the FDA could disagree with our determination that this is a non-significant risk study, and thus subject us to the agency’s Investigational Device Exemption (“IDE”) requirements for a significant risk study.  This will require, among other things, FDA approval, for which there is no guarantee that we would obtain such approval.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

Even if our products are cleared or approved by regulatory authorities, if we or our contract manufacturers or suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our contract manufacturers and suppliers will be required to comply with FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our contract manufacturers or suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•                           warning letters or untitled letters;

•                           fines and civil penalties;

•                           unanticipated expenditures to address or defend such actions;

•                           delays in clearing or approving, or refusal to clear or approve, our products;

•                           withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•                           product recall or seizure;

•                           orders for physician notification or device repair, replacement or refund;

•                           interruption of production;

•                           operating restrictions;

•                           injunctions; and

•                           criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our contract manufacturers and suppliers may not be in compliance with all applicable regulatory requirements which could result in our failure to supply our products in required quantities, if at all.

Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products.  Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, or regulatory enforcement actions.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture.  In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death.  In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture.  Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found.  A government-mandated or voluntary recall by us or one of our contract manufacturers or suppliers could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.  Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations.  The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA.  We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA.  If the FDA disagrees with our determinations, they could require us to report those actions as recalls.  A future recall announcement could harm our reputation with customers and negatively affect our sales.  In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur.  If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us.  Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action.  Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We have limited experience in assembling and testing our products and may encounter problems or delays in the assembly of our products or fail to meet certain regulatory requirements which could result in an adverse effect on our business and financial results.

We have limited experience in assembling and testing our ProUroScanTM system, and no experience in doing so on a commercial scale. To become profitable, we must assemble and test the ProUroScanTM system in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to assemble and test our products on a commercial scale will require us to improve internal efficiencies. We may encounter a number of difficulties in increasing our assembly and testing capacity, including:

•                  managing production yields;

•                  maintaining quality control and assurance;

•                  providing component and service availability;

•                  maintaining adequate control policies and procedures;

•                  hiring and retaining qualified personnel; and

•                  complying with state, federal and foreign regulations.

If we are unable to satisfy commercial demand for our ProUroScanTM system due to our inability to assemble and test our ProUroScanTM system, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use, our competitors’ products.

Federal regulatory reforms may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007 (the “Amendments”).  The Amendments require, among other things, that FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from FDA.  Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling.  These steps may require additional resources and could be costly.  In addition, the Amendments will require us to, among other things, pay annual establishment registration fees to the FDA for each of our FDA registered facilities.

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

Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others.  Initially, we do not intend to establish any of our own manufacturing facilities for any of our proposed products.  Instead, we intend to retain FDA QSR compliant and FDA registered contract manufacturers.  There can be no assurance that such manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs.  We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis.  If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we could suffer interruptions of delivery while we arrange for alternative manufacturing sources.  Any extended disruption in the delivery of our products could result in our inability to satisfy customer demand for our products.  Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business.

Our reliance on third-party manufacturers and other third parties in other aspects of our business may reduce any profits we may earn from our products and may negatively affect future product development.

We intend to partner with one or more companies to commercialize products manufactured by QSR compliant and FDA registered contract manufacturers, and in connection therewith, we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties.  These arrangements will likely reduce our product profit margins.  In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others, including medical device and pharmaceutical companies and research institutions.  These collaborative agreements may require us to pay license fees, make milestone payments or pay royalties or grant rights, including marketing rights, to one or more parties.  Any such arrangement will reduce our profits.  Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which could have a material adverse effect on our business.

We cannot be sure that we will be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all.  If we fail to establish such arrangements when, and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacturing and commercialization of our products.  If we are unable to address these capital requirements, it may have a material adverse effect on our business.

We expect to rely materially on Artann and other consultants and contractors, some of whom may be partially or wholly paid through issuances of common stock dilutive to our shareholders.

We materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities.  We expect that certain of the consultants and contractors will accept payment of a significant portion of their compensation in the form of our equity securities.  We believe that the value of such equity compensation may exceed $1 million during the next 12 months.  Any such issuances could be dilutive to shareholders.

The funding provided by the government from the $3,000,000 Small Business Innovation Research Phase II Competitive Renewal grant awarded to Artann by the National Institutes of Health (“NIH”) may be reduced or delayed.  If such reduction or delay occurs, this may have a material adverse effect on our business.

Artann, who we expect to work with to complete development of the ProUroScanTM system, depends in large part on grants and awards from the U.S. government for its operations.  The funds from the grant are intended to offset the funds needed by us to bring our system to completion.  Artann has indicated that there is approximately $2 million of remaining funding available for this purpose under the grant.  The NIH does not guarantee funding associated with grant awards.  The funding is subject to changes in U.S. government funding of NIH programs, Artann’s ability to perform the proposed work and Artann’s compliance with the rules and regulations of the NIH and the federal government.  If a reduction or delay in funding related to the NIH grant occurs, it could have a material adverse effect on our business.

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

We have licensed from third parties intellectual property covered by patents and patent applications.  No assurance can be given that such protections will be properly maintained by the parties controlling such intellectual property, or that such licenses will be honored and not breached.  The intellectual property licensed from third parties includes technology that is critical to our proposed products.  If the parties controlling such intellectual property breach our licenses, or fail to adequately maintain, assert and defend such intellectual property, and we are unable to defend the intellectual property in case of such failure, we may not be able to maintain the technological, and thereby competitive, edge that we believe we now possess.  Any such loss of intellectual property protections would likely have a material adverse effect on our business.

If we lose our right to license and use from third parties certain critical intellectual property for any reason, our entire business would be in jeopardy.

If we breach or fail to perform the material conditions of, or fail to extend the term of, an agreement that licenses critical intellectual property, we may lose all or some of our rights to such critical intellectual property and our licenses may terminate.  If we should lose our right to license and use technology covered by our licenses that is critical to our business, such loss would have a materially adverse effect on our business.  In such a case, the viability of the Company would be in question. Our only alternatives would be to find existing and non-infringing technology to replace that lost, if any exists, or develop new technology ourselves.  The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products.

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

We rely on certain licensed patents to provide us with exclusive rights for our technology.  One of these licensed patents will expire in 2012, another in 2013, while the remainder will expire between 2016 and 2021..  As we begin to lose certain patent protections on our licensed prostate-imaging systems and related critical patented technologies in 2012, we may face strong competition as a result, which could have a material adverse effect our business.

We may not be able to successfully compete against companies in our industry with greater resources, or with any competition.

The diagnostic business, specifically, and the medical device and life sciences business, generally, are competitive.  If our development plan is successful, we expect to experience significant competition in the medical device market.  Although we believe that we may have a proprietary niche in the prostate imaging marketplace, many factors beyond our control, including, but not limited to, government regulation, will likely encourage new competitors.  In particular, several large companies will compete with us in the prostate imaging business.  Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do.  Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

Our common stock is illiquid and may be difficult to sell.

Trading of our common stock is conducted on the Over-The-Counter Bulletin Board.  Management believes that this has an adverse effect on the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst coverage of our Company.  This may result in lower prices for our common stock than might otherwise be obtained if we met the criteria to list our securities on a larger or more established exchange, such as the NASDAQ Capital Market and could also result in a larger spread between the bid and asked prices for our common stock.

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

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities

Exchange Act of 1934, as amended.  Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission (“SEC”).  The penny stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny stock transactions.  As a result, there is generally less trading in penny stocks.  If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.  Under applicable regulations, our common stock will generally remain a penny stock until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds.  These thresholds include the possession of net tangible assets (that is, total assets less intangible assets and liabilities) in excess of $5,000,000, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years.  We do not anticipate meeting any of the thresholds in the foreseeable future.

The shares and warrants that may be issued in future financings may trigger an “ownership change” as defined by the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to use operating loss carryforwards to offset income in future years may be limited.

As of December 31, 2007, the Company had generated net operating loss carryforwards of approximately $4.1 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Code.  The Company has analyzed the merger and private placement transactions that occurred in April 2004 along with subsequent equity transactions and we believe that they do not constitute such an ownership change.  However, in combination with private placement transactions completed in late 2007 and early 2008, contemplated future financing transactions may trigger such an ownership change resulting in a significant limitation of our ability to use operating loss carryforwards to offset future income in future years.

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

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are temporarily located at 5500 Wayzata Boulevard, Suite 310, Golden Valley, MN 55416, where we rent excess space in the offices of a former Company director on a month-to-month basis.  Our rental cost for these temporary offices is approximately $2,200 per month, which we believe is at market for similar office space in Minneapolis, Minnesota.  Upon successful completion of our current funding efforts, we expect to relocate to permanent office space of approximately 2,000 square feet.  We do not own any real property.  We have no official policy on investments in real estate, interests in real estate, real-estate mortgages, or securities of or persons primarily engaged in real estate activities

ITEM 3:  LEGAL PROCEEDINGS

Although we are subject to litigation or other legal proceedings from time to time in the ordinary course of our business, we are not a party to any pending legal proceedings and are not aware of any threatened legal proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Corporate Actions

On September 4, 2007 and December 27, 2007, the Board and the holders of a majority of the shares of the Company’s then-outstanding Common Stock (the “Consenting Stockholders”), respectively, adopted a resolution to effect a stock combination, or reverse stock split, pursuant to which every ten (10) shares of the Company’s outstanding Common Stock would be exchanged for one (1) new share of Common Stock.

The Nevada General Corporation Law permits the holders of a majority of the shares of the Company’s outstanding Common Stock to approve and authorize actions by written consent of a majority of the shares outstanding as if the action were undertaken at a duly constituted meeting of the stockholders of the Company. On December 27, 2007, Consenting Stockholders holding an aggregate of 8,100,103 shares (pre-split) of Common Stock, representing approximately 50.5% of the total shares of Common Stock entitled to vote on the matter set forth herein, consented in writing without a meeting to effect a stock combination, or reverse stock split, pursuant to which every ten (10) shares of the Company’s outstanding Common Stock would be exchanged for one (1) new share of Common Stock. As a result, no further votes will be needed to approve the reverse stock split. At December 27, 2007, the Company had outstanding 16,050,882 total shares (pre-split) of Common Stock.

Details of this corporate action were reported on a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed January 14, 2008.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock has been quoted on the Over-The-Counter Bulletin Board, or “OTCBB,” since December 2003.  Our common stock is currently quoted on the OTCBB under the trading symbol “PUMD.”  The following table lists the high and low bid information for the Company’s common stock as quoted on the OTCBB by quarter from January 1, 2006 through December 31, 2007:

	Price Range
Quarter Ended	High	Low
March 31, 2006	$10.00	$5.00
June 30, 2006	$8.50	$3.70
September 30, 2006	$6.80	$4.20
December 31, 2006	$6.60	$3.50
March 31, 2007	$6.70	$4.10
June 30, 2007	$5.80	$2.90
September 30, 2007	$5.90	$2.00
December 31, 2007	$3.50	$0.80

The above quotations from the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The number of holders of record of our common stock as of December 31, 2007 was approximately 151.  The Company has never paid dividends on our capital stock and we do not anticipate paying dividends for the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock

In connection with the renewal of our Crown Bank notes to, among other things, extend the maturity date of such notes to February 28, 2009, we obtained loan guarantee extensions from three guarantors, and we borrowed $600,000 from the Phillips W. Smith Family Trust and used the proceeds to retire $600,000 of the original Crown Bank loan obligation.  As consideration to the Phillips W. Smith Family Trust for lending funds to us and to James Davis, Bruce Culver and William Reiling for extending their guarantees through February 28, 2009, we issued to them an aggregate amount of 122,222 shares of our common stock on December 28, 2007.

Convertible Promissory Note Issuances

On December 27, 2007, we closed on the sale of $1,050,000 of units consisting of unsecured, subordinated, convertible promissory notes (the “2007 Notes”) and common stock purchase warrants (the “2007 Warrants”) in a private placement (the “2007 Private Placement”).  Our net cash proceeds were $712,923, after deducting $337,077 of expenses of the offering (including $105,000 of commissions paid to the placement agent) and excluding from the cash proceeds the conversion into units of $25,000 of loans made to the Company by James Davis and $25,000 of certain loans from the Company’s directors.  At the closing, we issued $997,500 in principal amount of 2007 Notes and 2007 Warrants to purchase 210,000 shares of common stock.  The 2007 Notes bear interest at 10 percent per year, mature on June 27, 2009, and will convert into the type of equity securities offered by the Company in any underwritten public offering prior to maturity at 70 percent of the public offering price.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the 2007 Notes anytime on or after December 27, 2008.  The 2007 Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the 2007 Notes, and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event a public offering is not completed before the maturity date, 50 percent of the closing price of the Company’s common stock on the maturity date of the 2007 Note.

On December 27, 2007, the Company also converted $150,000 of existing loans from James Davis into a note and warrants similar to those described above.  The principal amount of the note issued to Mr. Davis was $142,500.  Mr. Davis also received warrants to purchase 30,000 shares of the Company’s common stock.  The terms of the note and warrants issued to Mr. Davis are the same as those issued in the 2007 Private Placement, except that his note is convertible into the type of equity securities offered by the Company in an underwritten public offering at 50 percent of the public offering price.  In addition, Mr. Davis agreed that the equity securities issued upon conversion of his note and the common stock issued upon exercise of his warrant will not be transferable for a period of one year beginning on the effective date of the public offering triggering conversion of the note.

Warrants

On November 30, 2007, the Company borrowed for working capital purposes $25,000 from James Davis, a five percent shareholder of the Company.  We converted the principal amount of this short-term loan into units under the 2007 Private Placement on December 27, 2007, and issued to Mr. Davis warrants to purchase 700 shares of common stock at an exercise price of $5.00 per share pursuant to the terms of the promissory note.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The accompanying Plan of Operation should be read in conjunction with the audited financial statements, and notes thereto, included in this Annual Report on Form 10-KSB.

Assets; Property Acquisitions and Dispositions

Our primary assets are licenses and cash, which are the foundation for our proposed product offerings.  These assets are pledged to secure a $1.6 million senior bank note and also to secure a note issued to an investor in the amount of $600,000 and, as a result, are not available to secure other senior debt financing.  We anticipate purchasing approximately $135,000 of computer equipment, development tools and molds, software and production tooling during the next 12 months.  We do not anticipate selling any significant equipment or other assets in the near term.

Current Operations – Employees and Expenses

We currently employ only two employees.  We conduct our research and development, market research, regulatory and other business operations through the use of a variety of consultants and medical device development contractors.  We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources during our development stage.  As we prepare for submission to the FDA and market launch of our ProUroScanTM system, over the next 12 months we expect to hire approximately 7 employees in the areas of engineering, regulatory compliance, marketing and quality control.  During the next 12 months, we expect to complete the development of clinical ProUroScanTM systems, conduct clinical trials and file a 510(k) submission with the FDA, begin the CE mark registration process in the European Union, and establish strategic marketing and contract manufacturing relationships in anticipation of regulatory clearance to enter the market.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases and transfer agent fees.  We currently occupy temporary offices within the office of a former Company director, for which we accrue rent on a month-to-month basis of approximately $2,200 per month.  Upon successful completion of our current funding efforts, we expect to relocate to permanent offices of approximately 2,000 square feet.  Other expenses incurred include executive officer compensation, expensing of stock options, travel, insurance, telephone, supplies and other miscellaneous expenses.  In the next 12 months, the Company anticipates that it will spend approximately $1.3 million in marketing and administrative expenses.  Of these, the Company expects that approximately $550,000 will be for compensation, benefits and payroll taxes, and approximately $180,000 will be for consulting costs.

The remaining work to prepare the ProUroScanTM system for FDA clinical studies consists primarily of engineering and user interface refinements, safety and bio-testing, and completion of documentation and validation studies.  Over the next 12 months, we expect this work to be performed by Artann and other independent contractors.  We are actively engaged in negotiations with Artann to complete the remaining phases of the ProUroScanTM project, and anticipate completing a development agreement by the end of the second quarter of 2008.  A significant portion of these costs are eligible for coverage under Artann’s September, 2006 NIH grant.  Although the terms of our development agreement have yet to be finalized, we expect that a combination of cash and equity will be provided to Artann, spread out over the next five years.  We are also negotiating a license agreement with Artann to provide access to certain patents, know how and future intellectual property associated with prostate mechanical imaging.  We expect that payment for these interests will be paid by a combination of licensing fees and royalties.  Over the next twelve months, we expect that cash and equity payments to all outside contractors for research, development and clinical work, net of amounts reimbursed from the NIH grant, may range between $2 and $3 million.

We also anticipate developing a small internal engineering team with competencies in electrical and mechanical engineering and software design and development to fill specific project requirements not covered by Artann or other outside contractors.  Internal salaries, benefits and miscellaneous departmental expenses for software and hardware development, regulatory work and project management over the next 12 months are estimated at $240,000.

Financing Plan

We do not currently have sufficient funds to complete the development of our products and gain approval of them from the FDA.  As of February 29, 2008, we had approximately $230,000 cash on hand and current liabilities of approximately $4.1 million.  We estimate that we will need approximately $3.5 million of cash over the next 12 months to complete the development of a first generation system, submit a premarket notification application to FDA, obtain FDA clearance of a 510(k) for a basic labeling mapping and data maintenance claim.  In addition we have $2.2 million of secured debt and $733,334 of convertible debt, both of which mature at the end of February, 2009, and other short term liabilities exceeding $1,150,000.

During the next 12 months, we plan to raise approximately $5.1 million through private or public offerings of our debt or equity securities, alternative financing sources that may become available to us, or a combination of these.  We anticipate that the net proceeds from such financings will be sufficient to fund our operations and retire approximately $700,000 of short term liabilities. We intend to address the $2.2 million secured debt that matures in February, 2009 by seeking an equity investment or licensing fee from a strategic marketing partner, or by seeking an extension of the maturity dates.  We expect that the convertible debt will be converted into common stock during the next 12 months.  If we are unsuccessful in obtaining an equity investment or licensing fee or an extension of the maturity date of the secured debt, or if the convertible debt is not converted into our common stock, we will need to raise additional funds.

Sources of alternative financing include possible strategic investments from medical device companies that may be interested in marketing products in the prostate cancer detection market.  In addition to financial support, a successful collaboration with such a company would allow us to gain access to down stream marketing, manufacturing, and sales support.

Approximately $2.3 million of our outstanding convertible debentures will automatically convert into equity upon our closing an underwritten public offering.  In addition, to date we have issued a total of 334,000 warrants to date in our 2007 and 2008 Private Placements, and additional warrants may be issued pursuant to our financing efforts.

We are attempting to raise enough cash to complete the development of a first generation ProUroScanTM system and to seek or obtain FDA clearance of a 510(k) on a basic mapping and data maintenance claim.  However, if our financing efforts are unsuccessful or significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.  If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, or the issuance and exercise of warrants or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interests.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.  .If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion, or to develop or enhance our products.  Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.  See “Risk Factors” beginning on page 22.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of December 31, 2007, we had an accumulated deficit of approximately $16.3 million.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our Consolidated Financial Statements included in this annual report do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

See Part I, Item 1 under the caption “RISK FACTORS ASSOCIATED WITH OUR BUSINESS, OPERATIONS AND SECURITIES”.

Critical Accounting Policies

Our critical accounting policies are policies which have a high impact on the reporting of our financial condition and results, and require significant judgments and estimates.  Our critical accounting policies relate to (a) the valuation of stock-based compensation awarded to employees, directors, loan guarantors and consultants and (b) the accounting for debt with beneficial conversion features.

Valuation of Stock-Based Compensation

Effective as of February 17, 1999 (inception), the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values.  The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures.  The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Debt with Beneficial Conversion Features

The beneficial conversion features of the promissory notes were valued using the Black-Scholes pricing model. The resulting original issue discount is amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

ITEM 7:  FINANCIAL STATEMENTS

The following financial statements are included:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

ProUroCare Medical Inc.

Golden Valley, MN

We have audited the accompanying consolidated balance sheets of ProUroCare Medical Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProUroCare Medical Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations and requires additional working capital to support future operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

March 28, 2008

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash	$400,613	$2,407
Restricted cash	44,000	—
Prepaid expenses	21,733	15,459
Total current assets	466,346	17,866
Equipment and furniture, net	605	3,739
Deferred offering expenses	132,638	—
Debt issuance costs, net	439,321	573,013
	$1,038,910	$594,618
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, net of original issue discount	263,143	174,338
Accounts payable	484,375	385,793
Accrued expenses	801,925	662,226
Loans from officers and directors	10,450	15,450
Total current liabilities	1,559,893	1,237,807

Commitments and contingencies (note 6)
Long-term bank debt	1,600,000	2,200,000
Long-term note payable	600,000	—
Long-term convertible debentures, net of original issue discount	970,600	209,983
Total liabilities	4,730,493	3,647,790

Shareholders’ deficit:
Common stock, $0.00001 par value. Authorized 50,000,000 shares; issued and outstanding 1,727,311 and 1,439,969, respectively	17	14
Additional paid-in capital	12,586,496	10,111,612
Deficit accumulated during the development stage	(16,278,096)	(13,164,798)
Total shareholders’ deficit	(3,691,583)	(3,053,172)
	$1,038,910	$594,618

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			Period from
			August 17,
			1999
	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Operating expenses:
Research and development	$143,628	$246,119	$4,857,552
General and administrative	1,305,274	1,596,050	7,804,496

Total operating expenses	1,448,902	1,842,169	12,662,048

Operating loss	(1,448,902)	(1,842,169)	(12,662,048)
Interest income	1,278	—	17,758
Interest expense	(1,312,220)	(1,089,762)	(3,252,430)
Debt extinguishment expense	(353,454)	(27,922)	(381,376)

Net loss	$(3,113,298)	$(2,959,853)	$(16,278,096)

Net loss per common share:
Basic and diluted	$(1.98)	$(2.07)	$(16.96)

Weighted average number of shares outstanding:
Basic and diluted	1,572,555	1,428,540	960,062

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Balance at inception, August 17, 1999

Net loss for the period from inception to December 31, 1999	—	$—	$—	$—	$—

Balance, December 31, 1999	—	—	—	—	—

Net loss for the year ended December 31, 2000	—	—	—	—	—

Balance, December 31, 2000	—	—	—	—	—

Issuance of common stock to founders at $33.33 per share on March 1, 2001	1.0	—	20	—	20

Cancellation of founders’ shares, March 6, 2001	(1.0)	—	(20)	—	(20)

Recapitalization and transfer of common stock to Clinical Network, Inc. July 6, 2001	300,000	3	(3)	—	—

Issuance of common stock to CS Medical Technologies, LLC as consideration for technology license agreement on July 6, 2001, valued at $1.58 per share	300,000	3	474,997	—	475,000

Net loss for the year ended December 31, 2001	—	—	—	(612,533)	(612,533)

Balance, December 31, 2001	600,000	6	474,994	(612,533)	(137,533)

Issuance of common stock valued at $4.29 per share to Profile LLC for technology license, January 14, 2002	400,000	4	1,713,596	—	1,713,600

Issuance of common stock at $23.33 per share for services rendered, November 14, 2002	4,421	—	103,166	—	103,166

Issuance of common stock for cash at $23.33 per share on November 22, 2002, net of costs of $193,386	45,335	1	864,418	—	864,419

Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2002	—	—	124,583	—	124,583

Options to purchase 6,000 shares issued to consultants for services rendered, valued at $4.60 per share, granted March 19, 2002; portion vested in 2002	—	—	18,400	—	18,400

Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2002	—	—	4,025	—	4,025

Warrant for 150 shares valued at $3.33 per share issued for services rendered, November 11, 2002	—	—	490	—	490

Net loss for the year ended December 31, 2002	—	—	—	(3,613,003)	(3,613,003)

Balance, December 31, 2002	1,049,756	11	3,303,672	(4,225,536)	(921,853)

Stock issued in lieu of cash for accounts payable, valued at $23.33 per share, February 25, 2003	545	—	12,705	—	12,705

Warrants for 19,286 shares valued at $3.00 per share, issued to bank line of credit guarantors, March 1, 2003	—	—	57,858	—	57,858

Warrant for 2,143 shares valued at $3.00 per share, issued to director as a bank line of credit guarantor, March 1, 2003	—	—	6,429	—	6,429

Warrant for 9,215 shares issued for services rendered, valued at $20.30 per share, June 30, 2003	—	—	187,060	—	187,060

Warrants for 22,501 shares valued at $3.60 per share, issued to bank line of credit guarantors, August 5, 2003	—	—	81,003	—	81,003

Warrant for 2,143 shares valued at $3.60 per share, issued to director as a bank line of credit guarantor, August 5, 2003	—	—	7,714	—	7,714

Warrants for 6,429 shares valued at $3.40 per share, issued to bank line of credit guarantors, September 11, 2003	—	—	21,858	—	21,858

Warrant for 11,789 shares valued at $3.50 per share, issued to bank line of credit guarantor, December 22, 2003	—	—	41,250	—	41,250

Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2003	—	—	133,400	—	133,400

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 6,000 shares issued to consultants for services rendered, valued at $4.60 per share, granted March 19, 2002; portion vested in 2003	—	—	6,900	—	6,900

Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2003	—	—	6,900	—	6,900

Net loss for the year ended December 31, 2003	—	—	—	(1,632,457)	(1,632,457)

Balance, December 31, 2003	1,050,301	11	3,866,749	(5,857,993)	(1,991,233)

Options to purchase 3,000 shares issued to a consultant valued at $6.70 per share, granted February 1, 2004, portion vested in 2004	—	—	10,100	—	10,100

Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2004	—	—	84,173	—	84,173

Repurchase of 90,000 shares pursuant to the exercise of dissenters’ rights at time of merger, April 5, 2004 in connection with $750,000 note payable	(90,000)	(1)	(749,999)	—	(750,000)

Issuance of shares to shareholders of Global Internet Communications, Inc. pursuant to merger April 5, 2004	209,700	2	(2)	—	—

Issuance of common stock for cash at $20.00 per share during 2004, net of costs of $139,493	220,500	2	4,270,505	—	4,270,507

Cost associated with Global Internet Communications, Inc. reverse merger effective April 5, 2004	—	—	(162,556)	—	(162,556)

Effect of anti-dilution and price-protection provisions of warrants issued to loan guarantors in 2003, triggered by April 5, 2004 closing of private placement; shares subject to warrants increased by 37,501; exercise price reduced from $23.33 to $16.67 per share (see note 10)	—	—	320,974	—	320,974

Issuance of common stock valued at $20.00 per share for accrued expenses in lieu of cash, May 21, 2004	3,861	—	77,225	—	77,225

Warrants for 10,000 shares issued for services rendered valued at $11.50 per share on July 19, 2004	—	—	114,914	—	114,914

Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2004	—	—	41,670	—	41,670

Issuance of common stock valued at $20.00 per share for accrued interest in lieu of cash, October 12, 2004	4,444	—	88,882	—	88,882

Warrants for 20,000 shares issued for services rendered valued at $8.30 per share on December 2, 2004	—	—	166,172	—	166,172

Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2004	—	—	82,452	—	82,452

Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2004	—	—	1,150	—	1,150

Net loss for the year ended December 31, 2004	—	—	—	(2,318,896)	(2,318,896)

Balance, December 31, 2004	1,398,806	14	8,212,409	(8,176,889)	35,534

Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2005	—	—	5,734	—	5,734

Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2005	—	—	111,108	—	111,108

Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2005	—	—	100,008	—	100,008

Options to purchase 15,000 shares issued to officer valued at $6.70 per share, granted January 3, 2005; portion vested in 2005	—	—	74,256	—	74,256

Options to purchase 15,000 shares issued to officer valued at $6.70 per share, granted September 6, 2005; portion vested in 2005	—	—	6,625	—	6,625

Issuance of common stock for services rendered at $10.20 per share on May 13, 2005	5,000	—	51,000	—	51,000

Issuance of common stock for cash at $7.60 per share on June 15, 2005	6,579	—	50,001	—	50,001

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Issuance of common stock for deferred offering costs at $7.10 per share on September 1, 2005	2,500	—	17,750	—	17,750

Issuance of common stock for in lieu of cash for accrued expenses at $8.90 per share on December 31, 2005	4,541	—	40,418	—	40,418

Warrants for 2,500 shares valued at $6.30 per share, issued to bank loan guarantor, September 14, 2005	—	—	15,750	—	15,750

Warrants for 2,500 shares valued at $5.30 per share, issued in connection with notes payable on September 21, 2005	—	—	13,250	—	13,250

Warrants for 20,000 shares valued at $4.80 per share, issued to bank loan guarantors, October 19, 2005	—	—	106,000	—	106,000

Net loss for the year ended December 31, 2005	—	—	—	(2,028,056)	(2,028,056)

Balance, December 31, 2005	1,417,426	14	8,804,309	(10,204,945)	(1,400,622)

Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2006	—	—	101,008	—	101,008

Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2006	—	—	100,008	—	100,008

Options to purchase 15,000 shares issued to officer valued at $6.70 per share, granted January 3, 2005; portion vested in 2006	—	—	81,006	—	81,006

Options to purchase 15,000 shares issued to officer valued at $6.70 per share, granted September 6, 2005; portion vested in 2006	—	—	8,834	—	8,834

Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2006	—	—	48,215	—	48,215

Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2006	—	—	5,163	—	5,163

Original issue discount on convertible debentures issued on February 16, 2006	—	—	400,000	—	400,000

Warrants for 5,000 shares valued at $4.60 per share, issued in connection with notes payable on January 25, 2006	—	—	23,000	—	23,000

Issuance of common stock for deferred offering costs at $9.10 per share on February 22, 2006	2,500	—	22,750	—	22,750

Original issue discount on convertible debentures issued on February 29, 2006	—	—	333,334	—	333,334

Issuance of common stock for services rendered at $6.40 per share on April 21, 2006	7,000	—	44,800	—	44,800

Warrants for 3,750 shares valued at $6.80 per share, issued in connection with notes payable on June 1, 2006	—	—	25,500	—	25,500

Warrants for 375 shares valued at $5.40 per share, issued in connection with notes payable on July 21, 2006	—	—	2,025	—	2,025

Warrants for 500 shares valued at $4.60 per share, issued in connection with notes payable on August 30, 2006	—	—	2,300	—	2,300

Issuance of common stock for cash at $4.30 per share on September 7, 2006	11,628	—	50,000	—	50,000

Issuance of common stock for services rendered at $6.30 per share on September 8, 2006	1,415	—	8,938	—	8,938

Warrants for 5,000 shares valued at $4.50 per share, issued in connection with notes payable on November 30, 2006	—	—	22,500	—	22,500

Warrants for 5,171 shares valued at $5.40 per share, accrued for issuance in connection witha note payable on as of December 31, 2006	—	—	27,922	—	27,922

Net loss for the year ended December 31, 2006	—	—	—	(2,959,853)	(2,959,853)

Balance, December 31, 2006	1,439,969	14	10,111,612	(13,164,798)	(3,053,172)

Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2007	—	—	16,811	—	16,811

Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2007	—	—	58,314	—	58,314

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Warrants for 5,000 shares valued at $4.50 per share, issued in connection with debt extinguishment on January 3, 2007	—	—	22,500	—	22,500

Options to purchase 15,000 shares issued to officer valued at $6.70 per share, granted January 3, 2005; portion vested in 2007	—	—	81,007	—	81,007

Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2007	—	—	33,245	—	33,245

Issuance of investment units consisting of common stock and warrants for 62,500 shares issued for cash at $4.00 per share on January 18, January 23, February 28 and May 1, 2007 net of costs of $52,388	125,000	2	447,610	—	447,612

Options to purchase 20,000 shares issued to officer valued at $3.40 per share, granted February 1, 2007 portion vested in 2007	—	—	32,857	—	32,857

Warrants for 5,000 shares valued at $3.60 per share, issued in connection with debt extinguishment on February 1, 2007	—	—	18,000	—	18,000

Issuance of common stock in lieu of cash for a loan from a director at $4.10 per share on February 9, 2007	1,707	—	7,000	—	7,000

Modification of warrant term of warrant to purchase 30,000 shares pursuant to separation agreement of employee dated March 15, 2007, valued at $3.20 per share	—	—	96,000	—	96,000

Issuance of common stock in lieu of cash for accrued expenses at $4.00 per share on March 21, 2007	12,478	—	49,911	—	49,911

Warrants for 6,240 shares issued pursuant to amendment of convertible debentures valued at $4.30 per share on March 21, 2007	—	—	26,829	—	26,829

Issuance of common stock for accounts payable $5.00 per share on April 2, 2007	4,141	—	20,704	—	20,704

Warrants for 20,000 shares issued for services rendered valued at $3.60 per share on April 16, 2007			72,000	—	72,000

Modification of option term to purchase 45,000 shares pursuant to separation agreement of officer dated May 11, 2007, valued at $2.30 per share	—	—	103,500	—	103,500

Modification of option term to purchase 45,000 shares pursuant to separation agreement of officer dated May 11, 2007, valued at $2.60 per share	—	—	117,000	—	117,000

Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2007	—	—	8,850	—	8,850

Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2007	—	—	1,800	—	1,800

Issuance of common stock in lieu of cash for director’s fees at $3.00 per share on September 10, 2007	20,694	—	62,082	—	62,082

Issuance of common stock in lieu of cash for a loans from directors at $3.00 per share on September 10, 2007	1,100	—	3,300	—	3,300

Issuance of common stock as debt issuance cost at $2.00 per share on November 7, 2007	33,333	—	66,666	—	66,666

Warrants for 6,050 shares valued at $2.80 per share, issued in connection with notes payable on December 27, 2007	—	—	16,940	—	16,940

Warrants for 5,800 shares valued at $1.70 per share, issued in connection with notes payable on December 27, 2007	—	—	9,860	—	9,860

Warrants for 700 shares valued at $2.20 per share, issued in connection with notes payable on December 27, 2007	—	—	1,540	—	1,540

Original issue discount on convertible debentures issued on December 27, 2007	—	—	595,666	—	595,666

Original issue discount attributable to warrants for 240,000 shares issued on December 27, 2007	—	—	88,576	—	88,576

Issuance of common stock as compensation for loan guarantees at $1.00 per share on December 28, 2007	88,889	1	88,888	—	88,889

Warrants for 15,400 shares valued at $4.00 per share, accrued for issuance in addition to interest on a note payable as of December 31, 2007	—	—	61,600	—	61,600

Warrants for 51,010 shares valued at $3.60 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2007	—	—	183,637	—	183,637

Warrants for 15,221 shares valued at $5.40 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2007	—	—	82,191	—	82,191

Net loss for the year ended December 31, 2007	—	—	—	(3,113,298)	(3,113,298)

Balance, December 31, 2007	1,727,311	$17	$12,586,496	$(16,278,096)	$(3,691,583)

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
			period from
	Year ended December 31,	Year ended December 31,	August 17, 1999 (inception) to December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(3,113,298)	$(2,959,853)	$(16,278,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,134	3,897	20,192
Gain on sale of furniture and equipment	—	(2,200)	(2,200)
Stock-based compensation	549,384	344,234	1,705,102
Issuance of common stock for services rendered	—	53,738	156,904
Issuance of common stock for debt guarantees	88,889	—	88,889
Warrants issued for services	72,000	—	540,636
Warrants issued for debt guarantees	—	—	320,974
Warrants issued for debt extinguishment	310,657	—	310,657
Amortization of note payable original issue discount	113,102	114,769	242,187
Amortization of convertible debt original issue discount	244,859	209,983	454,842
Amortization of debt issuance and deferred offering costs	506,639	505,645	1,284,169
Write-off debt issuance cost for debt extinguishment	42,797	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	—	547	(189,554)
Prepaid expenses	36,311	34,336	89,289
Accounts payable	(46,520)	691	730,455
Accrued expenses	229,042	34,354	1,009,988

Net cash used in operating activities	(963,004)	(1,659,859)	(7,224,473)

Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Deposit into a restricted cash account	(44,000)	—	(44,000)

Net cash used in investing activities	(44,000)	—	(64,797)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	500,000
Payments of note payable, bank	—	(400,000)	(500,000)
Proceeds of notes payable	275,000	240,500	615,500
Payment of notes payable	(54,442)	(202,812)	(1,037,296)
Proceeds from long-term notes payable and bank debt	1,550,000	2,200,000	3,750,000
Payments on long-term bank debt	(600,000)	—	(600,000)
Proceeds from warrants	50,000	—	50,000
Payments for debt issuance costs	(293,260)	(231,966)	(525,226)
Payment for rescission of common stock	—	—	(100,000)
Net advances from (payments to) Clinical Network, Inc.	—	(8,943)	—
Proceeds from loans from officers and directors	157,150	15,450	172,600
Payments of loans from officers and directors	(126,850)	—	(126,850)
Payments for deferred offering expenses	—	—	(28,827)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	447,612	50,000	5,682,538

Net cash provided by financing activities	1,405,210	1,662,229	7,689,883

Net increase in cash	398,206	2,370	400,613

Cash, beginning of the period	2,407	37	—

Cash, end of the period	$400,613	$2,407	$400,613

			Cumulative
			period from
			August 17,
	Year ended	Year ended	1999 (inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
Supplemental cash flow information:
Cash paid for interest	$235,355	$214,509	$593,336

Non-cash investing and financing activities:
Conversion of notes payable into long-term convertible debentures	$175,000	$—	$175,000
Conversion of loans from directors into long-term convertible debentures	25,000	—	25,000
Deferred offering costs included in accounts payable	109,988	—	109,988
Deferred offering costs included in accrued expenses	22,650	—	22,650
Debt issuance costs included in accounts payable	55,817	—	55,817
Warrants issued pursuant to notes payable	112,440	103,247	324,187
Prepaid expenses financed by note payable	42,585	37,312	111,022
Common stock issued in lieu of cash for accrued expenses	111,993	—	229,636
Common stock issued for debt issuance cost	66,666	22,750	158,167
Common stock issued in lieu of cash for accounts payable	20,704	—	122,291
Common stock issued in lieu of cash for loans from officers and directors	10,300	—	10,300
Proceeds from sale of furniture and equipment	—	2,200	2,200
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	733,334	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Warrants issued for debt issuance costs	—	—	242,612
Conversion of accounts payable to note payable	—	—	241,613
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

December 31, 2007 and 2006 and the period from
August 17, 1999 (inception) to December 31, 2007

(1)  Description of Business and Summary of Significant Accounting Policies

(a)                    Description of Business, Development Stage Activities, and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company, “we” or “us”) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development, and fund raising activities.

PUC had no activities from its incorporation in August 1999 until July 2001, when it acquired a license to certain microwave technology from CS Medical Technologies, LLC (“CS Medical”).  In January 2002, PUC acquired a license to certain prostate imaging technology from Profile LLC (“Profile”).

Pursuant to a merger agreement effective April 5, 2004 (the “Merger”), PUC became a wholly owned operating subsidiary of Global Internet Communications, Inc. (“Global”), which changed its name to ProUroCare Medical Inc. on April 26, 2004.  In connection with the Merger, the Company completed a private placement of 220,500 shares of common stock (the “2004 Private Placement”) pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

On December 27, 2007, the Company’s shareholders, in a written action executed by shareholders holding a majority of the Company’s common stock, approved a one-for-ten reverse split of the Company’s common stock without a corresponding reduction in the number of authorized shares of the Company capital stock (the “Reverse Split”).  The reverse stock split became effective on February 14, 2008.  The exercise price and the number of shares of common stock issuable under the Company’s outstanding convertible debentures, options and warrants were proportionately adjusted to reflect the reverse stock split for all periods presented.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PUC.  Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)                    Restatement of Share Data

All share data has been restated to give effect to the Reverse Split.

At the effective time of the Merger, all 350,100 shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of ProUroCare common stock issued to Global.  Simultaneously, the non-dissenting shareholders of PUC received an aggregate of 960,300 shares of common stock of Global in exchange for their aggregate of

320,100 shares of PUC.  The share data in this paragraph has been restated to give effect to the Reverse Split, as noted above.

All share data has been restated to give effect to the Merger under which each PUC share was converted into three shares of Global.

(c)                      Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company’s significant estimates include the determination of the fair value of its common stock and stock-based compensation awarded to employees, directors, loan guarantors and consultants and the accounting for debt with beneficial conversion features. Actual results could differ from those estimates.

Valuation of Stock-Based Compensation.  Effective as of August 17, 1999 (inception), the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values.  The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures.  The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Debt with Beneficial Conversion Features.  The beneficial conversion features of the promissory notes were valued using the Black-Scholes pricing model. The resulting original issue discount is amortized over the life of the promissory notes (generally no more that 24 months) using the straight-line method, which approximates the interest method.

(d)                     Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  These calculations reflect the effects of the Company’s reverse stock split (see Note 1(b)).  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007 due to the Company’s net losses.  1,167,686 and 635,343 shares of common stock issuable under our stock options, warrants, convertible debentures, and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the years ended December 31, 2007 and 2006, respectively, because their effect was anti-dilutive for those years.  In addition, the shares issuable pursuant to the convertible notes and warrants issued in connection with our December 27, 2007 private placement and the similar convertible notes and warrants issued in connection with the conversion of notes payable, as described in Note 9(c), were excluded from the computation of diluted net loss per common share for the year ended December 31, 2007 because their effect was anti-dilutive.  The number of such shares issuable will be determined at a future date.

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

(h)                     License Agreements

The costs associated with acquisition of licenses for technology are recognized at the fair value of stock and cash used as consideration. The annual discount rates used in these calculations reflect the high commercial risk of a development stage business and are typically within the range of 40–60 percent.

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

During the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, the Company did not record any impairment charge.

(j)                        Stock-Based Compensation

Effective August 17, 1999, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to record option and warrant issuances, including stock-based employee compensation.  The Company’s policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model.

Effective January 1, 2006, the Company adopted SFAS No. 123R, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaced SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25,

“Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  Stock-based employee and non-employee compensation cost related to stock options was $453,384, $344,234, and $1,582,078 for the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively, or $0.29, $0.24, and $1.65 on a per share basis.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $37,300 and $1,800 for the years ending December 31, 2008 and December 31, 2009, respectively.  The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

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

In determining the compensation cost of the options granted during the years ended December 31, 2007 and 2006, as specified by SFAS 123R and SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the years ended December 31,
	2007	2006
Risk-free Interest Rate	4.90%	4.74%
Expected Life of Options Granted	4.0 years (1)	2.9 years (1)
Expected Volatility	133.4%	132.7%
Expected Dividend Yield	0	0

(1) Calculated as the average of the vesting periods and the contractual term of the options.

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.  Because of the limited trading history of the Company’s stock, the expected volatility is based on a simple average of daily price data since the date of the Merger on April 5, 2004.  Management expects and estimates that substantially all employee stock options will vest, and therefore the forfeiture rate used was zero.  The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grants.

(k)                     Warrants

In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF No. 98-5”), the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of

Company debt (see Notes 8, 9, and 10).  The weighted-average fair value of the warrants granted during the years ended December 31, 2007 and 2006 was $3.80 and $5.20, respectively, and such warrants are immediately vested and exercisable on the date of grant.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2007	2006
Risk-free Interest Rate	4.68%	4.66%
Expected Life of Warrants Issued(1)	4.9 years	5 years
Expected Volatility	135.0% percent	135.3%
Expected Dividend Yield	0	0

(1) The contractual term of the warrants.

The expected volatility is based on daily price data since the date of the Merger on April 5, 2004.  Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options.  The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of grants.

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

(n)                     Debt Issuance Costs

Debt issuance costs are amortized over the term of the related debt as interest expense using the straight-line method, which approximates the interest method.

The costs related to the Company’s $2.2 million Crown Bank promissory notes issued in February 2006 were recorded as debt issuance cost, and were amortized over the approximately two-year term of the notes using the straight-line method until October 14, 2007.  At that time, $600,000 of the notes were retired, and approximately $42,800 of debt issuance cost related to that portion of the notes was expensed as debt extinguishment expense.  The debt issuance cost associated with the remaining Crown Bank notes were amortized as interest expense until December 28, 2007, when the notes were modified to extend the maturity date of the notes to February 28, 2009.  The Company evaluated this modification in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  The change in the agreement did not qualify as an extinguishment of debt; therefore, debt issuance cost from the old debt is carried forward.  The remaining $39,370 of unamortized debt issuance cost, together with $12,000 of bank fees associated with the extension, is being amortized using the straight-line method over the new term of the notes as interest expense, which approximates the interest method.

On October 15, 2007, the Company borrowed $600,000 pursuant to a promissory note issued to the Phillips W. Smith Family Trust (“the Smith Trust”) that matures on February 28, 2009.  In consideration for this loan, on November 7, 2007 the Company agreed to issue 33,333 shares of its common stock to the Smith Trust.  The $66,666 value of this consideration was recorded as debt issuance cost and is being amortized over the term of the loan using the straight-line method, which approximates the interest method.

On December 27, 2007, the Company held its first closing on a private placement of investment units consisting of convertible debentures and warrants (the “2007 Private Placement”) (see Note 9(c)).  Direct costs of the offering totaling $337,077, including underwriting fees, legal and accounting expenses, and printing costs were recorded as a debt issuance cost asset and are being amortized using the straight-line method, which approximates the interest method, over the 18-month term of the convertible debentures.

Debt issuance costs are summarized as follows:

	2007	2006
Debt issuance costs, gross	$452,113	$1,025,931
Less amortization	(12,792)	(452,918)

Debt issuance costs, net	$439,321	$573,013

Amortization expense related to debt issuance costs was $506,639, $505,645, and $1,284,169 for the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

Future amortization of debt issuance costs for the years succeeding December 31, 2007 are as follows:

Year	Amortization
2008	$315,097
2009	124,224
Total	$439,321

(o)                     Deferred Offering Costs

The legal fees related to the Company’s January 2008 private placement of convertible debentures and an anticipated public offering it expects to complete in the first quarter of 2008 were recorded as a deferred offering cost asset as of December 31, 2007.  The deferred costs related to the Company’s January 2008 private placement offering became debt issuance cost upon the closing of the offering, and are being amortized as interest expense over the term of the debentures using the straight-line method, which approximates the interest method (see Note 13).  The deferred costs related to the anticipated public offering will be recorded as a cost of the offering upon its closing, or expensed as a general and administrative expense if no such closing occurs.

(p)                     Restricted Cash

Pursuant to the renewal of the Crown Bank promissory notes (see Note 9(a)), the Company agreed to deposit with Crown Bank four months worth of future interest payments due under the notes.  The Company has further agreed to deposit with Crown Bank all of the interest due on the notes through maturity upon the closing, and out of the net proceeds of, a future underwritten public offering of equity securities of the Company.  The funds on deposit are not available to the Company for any purpose other than for debt service on the Crown Bank promissory notes.

(q)                     Income Taxes

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

(r)                       Recently Issued Accounting Pronouncements

During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe the adoption of SFAS 159 will have on its results of operations and financial position.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that the adoption of SFAS 160 will have a material effect on its results of operations or financial position.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R)”).  While SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141R now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that the adoption of SFAS 141R will have a material effect on its results of operations or financial position.

During March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedging activities are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15,2008, with early application encouraged.  The Company does not believe the adoption of SFAS 161 will have a material effect on its results of operations or financial position.

(2)                     Going Concern; Management’s Plan to Fund Working Capital Needs; Pending Debt Financing

The Company incurred net losses of $3,113,298, $2,959,853, and $16,278,096 and negative cash flows from operating activities of $1,007,004, $1,659,859, and $7,268,473 for the years ended December 31, 2007 and 2006 and for the cumulative period from August 17, 1999 (inception) to December 31, 2007, respectively. From July 2001 through January 2002, the Company entered into several license arrangements to develop the licensed technologies into diagnostic equipment and treatments for enlarged prostates and other male urological conditions. Since January 2002, the Company’s efforts to develop the licensed technologies have been significantly delayed at times due to a lack of sufficient capital resources.  The Company anticipates materially increasing its expenditures for technology development activities and building the Company’s infrastructure over the near term.  Implementation of the Company’s business plan is dependent upon the successful transition of its product development program into a viable product with market penetration and profitability and obtaining sufficient capital to fund these developmental activities.

We do not currently have sufficient funds to complete the development of our products and gain approval of them from the FDA.  As of February 29, 2008, we had approximately $230,000 cash on hand and current liabilities of approximately $4.1 million.  We estimate that we will need approximately $3.5 million of cash over the next 12 months to complete the development of a first generation system, submit a premarket notification application to FDA, obtain FDA clearance of a 510(k) for a basic labeling mapping and data maintenance claim.  In addition we have $2.2 million of secured debt and $733,334 of convertible debt, both of which mature at the end of February, 2009, and other short term liabilities exceeding $1,150,000.

During the next 12 months, we plan to raise approximately $5.1 million through private or public offerings of our debt or equity securities, alternative financing sources that may become available to us, or a combination of these.  We anticipate that the net proceeds from such financings will be sufficient to fund our operations and retire approximately $700,000 of short term liabilities. We intend to address the $2.2 million secured debt that matures in February, 2009 by seeking an equity investment or licensing fee from a strategic marketing partner, or by seeking an extension of the maturity dates.  We expect that the convertible debt will be converted into common stock during the next 12 months.  If we are unsuccessful in obtaining an equity investment or licensing fee or an extension of the maturity date of the secured debt, or if the convertible debt is not converted into our common stock, we will need to raise additional funds.

Sources of alternative financing include possible strategic investments from medical device companies that may be interested in marketing products in the prostate cancer detection market.  In addition to financial support, a successful collaboration with such a company would allow us to gain access to down stream marketing, manufacturing, and sales support. However, if our financing efforts are unsuccessful or significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.

Approximately $2.3 million of our outstanding convertible debentures will automatically convert into equity upon our closing an underwritten public offering.  In addition, to date we have issued a total of 334,000 warrants to date in our 2007 and 2008 private placement transactions, and additional warrants may be issued pursuant to our financing efforts.

We are attempting to raise enough cash to complete the development of a first generation ProUroScanTM system and to seek or obtain FDA clearance of a 510(k) on a basic mapping and data maintenance claim.  If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, or the issuance and exercise of warrants or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interests.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock.  If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion, or to develop or enhance our products.  Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.

Assuming successful completion of our current financing efforts and if product development is completed on schedule, we expect to pursue one or more additional rounds of funding during 2009 and 2010 to provide the additional working capital needed to fund a significant commercial launch into the urology market.  If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, the issuance and exercise of warrants, or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

(3)                     Equipment and Furniture

Equipment and furniture consisted of the following at December 31:

	2007	2006
Computer equipment	$11,563	$11,563
Furniture	4,279	4,279
	15,842	15,842
Less accumulated depreciation	(15,237)	(12,103)
	$605	$3,739

Depreciation expense was $3,134, $3,897, and $20,192 for the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

(4)                     Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2007	2006
Accrued compensation, benefits, and related taxes	$535,537	$482,139
Accrued interest	156,222	83,696
Contracted development	35,000	—
Legal fees	29,750	—
Audit fees	21,250	35,550
Consulting fees	15,000	15,000
Directors’ fees	9,166	45,832
Other	—	9
	$801,925	$662,226

(5)                     License Agreements

Profile LLC

In January 2002, Profile granted the Company an exclusive license for prostate imaging systems in exchange for 323,077 shares of the Company’s common stock and the assumption of $25,000 of Profile net liabilities. On March 22, 2002, in exchange for eliminating certain covenants of the license agreement, the Company issued Profile an additional 76,923 shares of its common stock.  The license requires royalties ranging from 1.05 percent to 3.05 percent of defined revenues.  The field of use for the exclusive license is limited to the diagnosis and treatment of enlarged prostate, prostatitis, prostate cancer, or other conditions of or disorders of the prostate which may be diagnosed, imaged, or treated using any diagnostic or imaging process.  The license will terminate upon the later of the date of expiration of the last patent to expire included in the licensed technology or the date that the Company permanently ceases the sale of devices using the technology.

The 400,000 shares of common stock were valued at $1,713,600.  The aggregated stock and cash consideration for the Profile license was $1,738,600, which was expensed as research and development.

CS Medical

In July 2001, the Company licensed certain microwave technology from CS Medical.  The worldwide, exclusive license is limited to the field of use of the treatment of enlarged prostates, prostatitis, prostate cancer, and other urological disorders, and terminates with the expiration of the last patent to expire that is the subject of the license and requires defined royalty payments.

As consideration for the license, the Company exchanged 300,000 shares of its common stock valued at $475,000. This consideration was expensed as research and development.

Under the terms of the license agreement, royalty payments are to be made quarterly in an amount equal to 0.5 percent of the amount that net sales of the Company’s products that incorporate the licensed technology exceed $500,000 in that quarter.  In the absence of revenues, we are not obligated to make any royalty payments to CS Medical.

RPI Agreement

In July 2001, the Company entered into a license agreement with Rensselaer Polytechnic Institute (“RPI”) to allow the Company to use Electrical Impedance Tomography (“EIT”) technology developed and patented by RPI, on a worldwide, exclusive basis for the diagnosis and treatment of urological conditions. On July 27, 2005, the Company and RPI entered into Amendment No. 1 to the RPI license.  Under the terms of the amended license,  the license period continues until the expiration of RPI patents unless earlier terminated due to lack of performance, as outlined below.

Consideration for the license was $50,000, paid in two $25,000 installments, which were expensed as research and development in fiscal 2001.  Royalties are payable to RPI on the basis of 3 percent of the net sales of the therapeutic product if the primary function of the device is tomography or 1 percent of net sales if the primary function of the final system is not tomography.  RPI is entitled to receive minimum annual licensing fees of $20,000 to maintain the license.

We have temporarily suspended payment of the minimum licensing fees required by the RPI license agreement to maintain exclusive rights to the technology, but we do retain non-exclusive rights as long as the license agreement remains in effect.  Under the terms of the amended license, the license terminates if no licensed product is available for sale by July 13, 2009.  We believe that due to the additional project work required it is unlikely this deadline will be achieved.  Although we believe that we will be able to successfully negotiate an extension of this deadline with RPI, we cannot give assurance of this.  If we are unsuccessful in obtaining sufficient funds to continue development of this technology, resolving the key project factors noted above, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated, and we may abandon the EIT technology

(6)                     Commitments and Contingencies

(a)                     Lease

The Company’s executive offices are temporarily located within the offices of a former Company director, Mr. Nazarenko.  Our rental cost for these temporary offices is approximately $2,129 per month, which we believe is at market for similar office space in Minneapolis, Minnesota.

Rent expense for the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007 was $ 21,286, $47,519, and $233,144, respectively.

(b)                     Employment Agreements

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

During the year ended December 31, 2006, the Company was also party to an employment agreement with Mr. Taylor, its former Chief Executive Officer, which terminated with his retirement from that position effective November 1, 2006.  Mr. Taylor continued to be employed by the Company in a transition role until March 31, 2007.  The employment agreement with Mr. Taylor provided for an annual salary of $190,000 and maximum bonus potential of 75 percent of his base pay.  Due to funding limitations, the Company was unable to pay Mr. Taylor’s salary between June 15, 2006 and March 31, 2007.  On May 11, 2007, the Company entered into an agreement with Mr. Taylor to defer the payment of his accrued salary further according to an agreed upon schedule.  Under the terms of the agreement, the Company agreed to pay Mr. Taylor’s accrued salary totaling $141,017 in installments of $5,000 per month from June 1, 2007 through December 1, 2007, with the $106,017 balance being paid prior to December 28, 2007.  The Company did not make $101,017 of the required December 28, 2007 payment.  On February 14, 2008, the Company paid the balance of the accrued salary plus $8,316 pursuant to certain late payment clauses in the deferred payment agreement (see Note 13).  No further payments are due to Mr. Taylor under either his employment agreement or the deferred payment agreement.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Taylor may exercise 45,000 of his stock options (including options gifted to his children) following his termination of employment until April 1, 2012 (see Note 10(h)).

The Company was also party to an employment agreement with Mr. Grossman, its former President and Chief Operating Officer, that expired on January 31, 2007.  The Company elected not to renew the employment agreement.  Mr. Grossman’s agreement provided for an annual salary of $175,000 with a maximum bonus potential of 50 percent of his base pay.  Due to funding limitations, the Company was unable to pay Mr. Grossman’s salary between June 15, 2006 and January 23, 2007.  On May 11, 2007, the Company entered into an agreement with Mr. Grossman to defer the payment of his accrued salary further according to an agreed upon schedule.  The Company paid Mr. Grossman’s accrued salary totaling $103,990 in installments of $4,000 on May 15, 2007, $6,000 on June 1, 2007, and $8,000 per month from July 1, 2007 through December 1, 2007, with the $45,990 balance paid out of the proceeds of the 2007 Private Placement on December 28, 2007.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Grossman may exercise 45,000 of his stock options (including options gifted to his children) following his termination of employment until February 1, 2012 (see Note 10(h)).  Except in the event of a breach of the agreement, the parties also agreed to release and waive each other from all damages, actions, lawsuits, or claims the other party may have arising out of the employment of Mr. Grossman and the conclusion of that employment.

At December 31, 2007, approximately $313,000 of our current senior management’s salaries and bonuses had not been paid, and were recorded as an accrued expense.

(c)                      Legal proceedings

The Company is involved in routine legal proceedings in the conduct of the ordinary course of its business.

(d)                     Artann 2007 Cooperation Agreement

On April 16, 2007, the Company entered into an agreement (the “Cooperation Agreement”) with Artann Laboratories Inc. (“Artann”) in which the parties agreed to terminate their previous research and development agreement and to use their best efforts to finalize a new development agreement within a reasonable period of time.  The Cooperation Agreement establishes a platform for joint cooperation in establishing the new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities.  The Cooperation Agreement terminates the research and development agreement, and releases each party from all undischarged obligations and liabilities under that agreement.

Under the terms of the Cooperation Agreement, the Company paid $60,000 in fees originally due to Artann under the research and development agreement, related to submission of two patents and associated patent attorney fees.  Further, the Company issued to Artann five-year warrants (immediately exercisable) to acquire 20,000 shares of its common stock at $4.10 per share, thus fulfilling another obligation under the research and development agreement.  The warrants were valued at $72,000 by the Black-Scholes pricing model and will be recorded as research and development expense.  The Company also paid to Artann $35,000 on January 11, 2008, as a first payment for work already completed under the proposed development agreement.

(7)                     Income Taxes

The Company has generated net operating loss carryforwards of approximately $4.1 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Code.  The Company has analyzed the Merger and private placement transactions that occurred in April 2004, and believes that they do not constitute such an ownership change.  However, additional shares and warrants likely to be issued pursuant to the Company’s current financing efforts (see Note 2), together with certain transactions occurring in the previous 36-month period, may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforwards to the above limitations.  Based on the Company’s estimates, the limitation would apply to substantially all of the $4.1 million net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax assets and deferred tax liability due to the uncertainty of realizing the related benefits and costs as follows:

	2007	2006
Deferred tax assets
Net operating loss carryforwards	$1,566,000	$1,153,000
Capitalized start up costs	2,450,000	2,100,000
Expenses paid with options and warrants	836,000	598,000
Capitalized licenses	416,000	461,000
Other	149,000	164,000
Deferred tax liability
Beneficial conversion feature of convertible debentures	(347,000)	(201,000)
Less: valuation allowance	(5,070,000)	(4,275,000)
Net deferred tax assets	$0	$0

The change in the valuation allowance was $795,000, $725,000, and $5,070,000 for the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007, respectively.  In September 2005, the FASB approved EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”).  EITF 05-8 provides: (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109 “Accounting for Income Taxes.”  EITF 05-8 was effective for financial statements for periods beginning after December 15, 2005.  The Company applied EITF 05-8 to the 2007 and 2006 issuances of convertible debt and the remaining deferred tax liability at December 31, 2007 and 2006 was $347,000 and $201,000, respectively.  Pursuant to EITF 05-8 Issue Summary No. 1 dated August 29, 2005, paragraph 15, the Company offset the deferred tax liability against the deferred tax valuation allowance at December 31, 2007 and 2006.

Reconciliation between the federal statutory rate and the effective tax rates for the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007 is as follows:

	2007	2006	Period from August 17, 1999 (inception) to December 31, 2007
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.5)	(4.5)	(4.5)
Employee incentive stock options	2.5	4.1	2.4
Expired warrants and options	2.6	—	0.6
Capitalized license fees	—	—	1.1
Change in valuation allowance	33.4	34.4	34.4
Effective tax rate	0.0%	0.0%	0.0%

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

The Company had no significant unrecognized tax benefits as of December 31, 2007 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company has generated net operating loss carryforwards of approximately $4.1 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2004 - 2006
State of Minnesota 2004 - 2006

The net operating loss carryforwards are subject to examination until they expire.

(8)       Notes Payable

On June 1, 2006, PUC borrowed $75,000 from Mr. Roman Pauly, and in connection therewith issued to Mr. Pauly a promissory note to mature on August 30, 2006.  On August 24, 2006, the promissory note was amended to mature on the first of the Company’s closing of an aggregate of $1 million of net proceeds under its financing efforts (see Note 2) or October 29, 2006.  On January 22, 2007, the Company repaid $25,000 of the promissory note.  On March 20, 2007, the promissory note was amended for a second time to extend the due date of the remaining balance until the Company closes on an aggregate of $750,000 or more of additional financing following the date of the amendment.  The promissory note and amendments thereto bears an interest at the prime rate.  Interest expense recorded during the years ended December 31, 2007 and 2006 related to this note was $4,208 and $3,678, respectively.  In connection with the promissory note, the Company issued a five-year warrant (immediately exercisable) to Mr. Pauly to acquire a total of 3,750 shares of the Company’s common stock at $5.00 per share.  In connection with the amendments, following repayment of the promissory note, the Company will issue a five-year warrant to Mr. Pauly to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the promissory note is outstanding after August 30, 2006 (see Note 10(f)).  The guidance provided by EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or exchange of Debt Instruments (“EITF No. 96-19”) indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the August 24, 2006 modification was greater than 10 percent different from the present value of the cash flows under the original agreement.  Accordingly, the accrual of warrants to be issued pursuant to the amended note were recorded as debt extinguishment expense (see Note 10(f)). On January 3, 2008 and February 29, 2008, the Company repaid $33,000 and $7,650 of the principal of the promissory note, respectively (see Note 13).

On November 30, 2006, the Company borrowed $100,000 from Adron Holdings, LLC (“Adron”).  In connection therewith, the Company issued to Adron an unsecured promissory note that bore an annual interest rate of 60 percent and was set to mature on January 2, 2007.  Under the terms of the promissory note, the Company issued a five-year warrant to Adron’s partners to acquire 5,000 shares of Company common stock at $5.00 per share, and additional five-year warrants to acquire 5,000 shares at $5.00 per share when the loan was not repaid on January 2, 2007 (see Note 10(f)).  On March 20, 2007, the Company amended the promissory note to reduce the annual interest rate to 30 percent and extend its due date until the first of (1) the Company’s closing on an aggregate of $750,000 or more of additional financing following the date of the amendment, or (2) April 30, 2007.  In connection with the amendment, the Company issued to Adron’s partners five-year warrants dated February 1, 2007 to acquire a total 5,000 shares of Company common stock at $5.00 per share, and following repayment of the promissory note, the Company will issue additional five-year warrant to Adron’s partners to acquire 166.7 shares of the Company’s common stock for each day the promissory note is outstanding on and after March 1, 2007, at $5.00 per share.  On August 8, 2007, the Company further amended the promissory note to increase the annual interest rate to 42 percent beginning May 1, 2007 and further extend its due date to the first of (1) the Company’s closing on $750,000 of new financing or (2) September 15, 2007.  The guidance provided by EITF No. 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the modifications was greater than 10 percent different from the present value of the cash flows under the existing agreements.  Accordingly, the accrual of warrants to be issued pursuant to the amended note were recorded as debt extinguishment expense (see Note 10(f)).  In January, 2008, the Company repaid all of the outstanding principal amount of the promissory note (see Note13).

On April 17, 2007, the Company borrowed $75,000 from Alex Nazarenko, a Company director.  In consideration, the Company executed and delivered to Mr. Nazarenko a $75,000 unsecured demand promissory note.  The note bore interest at an annual rate of prime plus one percent, and was repaid on May 8, 2007.  The Company recorded $380 of interest expense related to this note.

On May 25, 2007, the Company borrowed $42,585 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement called for ten monthly installment payments of $4,453 beginning July 1, 2007, with an imputed annual interest rate of 9.85 percent.  The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.  Interest expense during the year ended

December 31, 2007 was $2,728.

On June 12, 2007, the Company borrowed $10,000 from Mr. Nazarenko.  The loan bore no interest.  On June 25, 2007, the Company borrowed an additional $27,000 from Mr. Nazarenko.  In consideration of these two loans, the Company executed and delivered to Mr. Nazarenko a $37,000 unsecured demand promissory note.  The note bore interest at an annual rate of prime plus one percent.  The Company recorded $1,676 of interest expense related to this note.  The principal amounts of these loans were repaid to Mr. Nazarenko on December 28, 2007.

On July 31, 2007, the Company borrowed for working capital purposes $100,000 from the Smith Trust (a 5 percent shareholder) pursuant to a promissory note.  The note bears interest at the Prime Rate (7.25 percent on December 31, 2007).  Following repayment of the promissory note, the Company will issue a five-year warrant to the investor to acquire 100 shares of the Company’s common stock at $5.00 per share each day the promissory note is outstanding (see Note 10(f)).  On January 3, 2008, the Company repaid $66,000 of this note.  On March 11, 2008, the Company amended the promissory note with the Smith Trust.  Under the terms of the amendment, unpaid principal and interest will be payable upon the Company’s closing of an aggregate of $500,000 or more of financing following the date of the amendment (see Note 13).

On August 29, 2007, October 31, 2007, and November 30, 2007 the Company borrowed for working capital needs $50,000, $100,000 and $25,000, respectively from James Davis (a 5 percent shareholder) pursuant to promissory notes.  Each note bore interest at the Prime Rate.  Upon the December 27, 2007 conversion of these notes into the convertible debentures of the Company (see Note 9(c)), pursuant to the terms of the promissory note, the Company issued to Mr. Davis a warrant to acquire 12,550 shares of its common stock that were valued at $28,340 using the Black-Scholes pricing model, which were expensed as interest expense.

At various times during the years ended December 31, 2007 and 2006, the Company received short-term, unsecured loans from certain officers and directors solely for short-term working capital needs.  These loans were made without any interest or other consideration accruing to the officers and directors, and had no defined terms.  As of December 31, 2007 and 2006, the Company had borrowed a total of $10,450 and $15,450 from four officers and directors.

Notes payable, net of original issue discount are summarized as follows:

	2007	2006
Notes payable, gross	$263,143	$190,450
Less: original issue discount	—	(16,112)
Notes payable, net of original issue discount	$263,143	$174,338

(9)       Long term debt

(a)       Long-term bank debt

In February 2006, the Company completed two closings of senior debt financing.  Pursuant to the two closings, on February 16, 2006, the Company issued a promissory note to Crown Bank in the amount of $1,200,000 at an interest rate of the prime rate plus one percent (8.25 and 9.25 percent at December 31, 2007 and 2006).  On February 28, 2006, the Company issued a second promissory note to Crown Bank in the amount of $1,000,000, also at an interest rate of the prime rate plus one percent.  The average interest rate of the notes was 9.05 and 9.10 percent for the years ended December 31, 2007 and 2006, respectively.  The promissory notes were secured by a pledge of all Company assets, including two technology licenses that were assigned to Crown Bank, and were guaranteed by Bruce Culver, James Davis, William Reiling, and the Smith Trust.  In consideration for their guarantees, the Company issued

10 percent unsecured convertible subordinated debentures totaling $733,334 to the four guarantors (see Note 9(c)).

On October 15, 2007, the Company retired $600,000 of the Crown Bank Promissory notes, and on October 31, 2007, the Company renewed the remaining notes to mature in February 2009. In connection with the renewal, and as a condition to the effectiveness of the terms and conditions of the renewal of the notes, the Company agreed to deposit into an escrow with Crown Bank four months worth of future interest payments due under the notes.  On December 28, 2007, the Company deposited $44,000 into Crown Bank as the four months’ interest requirement, thereby making effective the terms of the renewed notes.  The Company has further agreed to deposit into escrow with Crown Bank all of the interest due on the notes through maturity upon the closing, and out of the net proceeds of, an underwritten public offering of equity securities of the Company.  The guidance provided by EITF No. 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the modification of the Crown Bank notes was less than 10 percent different from the cash flows of the original agreement.  Accordingly, the extension of the maturity date of the notes was not deemed to be a substantial modification.

As a condition to the renewal of the notes, Crown Bank required that the guarantors extend their guarantees to cover the longer note terms and increase the amount each guaranteed.  As consideration to Mssrs. Culver, Davis, and Reiling for extending their guarantees through February 28, 2009, we issued to them an aggregate amount of 88,889 shares of our common stock on December 28, 2007.  The $88,889 value of the shares was recorded as interest expense.  We also agreed to issue to them: (i) an aggregate amount of 17,778 shares of our common stock if the Crown Bank promissory notes remain outstanding on October 31, 2008 and (ii) five-year warrants to acquire a maximum aggregate of 44,445 shares of our common stock at an exercise price of $2.00.  The total aggregate number of shares subject to the warrants will be determined by dividing 266,667 by the per share price in an underwritten public offering (not less than $2.00), minus 88,889.  The warrants will be issued on the earlier of (i) the date of an underwritten public offering or (ii) October 31, 2008, and will be exercisable beginning on the one-year anniversary of that date.

(b)         Long-term notes payable

On October 31, 2007, the Company issued a promissory note for $600,000 in favor of the Smith Trust effective as of October 15, 2007.  The proceeds were used to retire $600,000 of the Crown Bank promissory notes.  The promissory note issued to the Smith Trust matures on February 28, 2009, bears interest at 1.0 percent over the prime rate (8.25 percent at December 31, 2007), and has a subordinated security interest in all of the Company’s assets.  In consideration for this loan, on November 7, 2007 the Company agreed to issue 33,333 shares of its common stock to the Smith Trust, the value of which was recorded as debt issuance cost asset (see Note 1(n)).  We also agreed to issue to the Smith Trust: (i) an aggregate amount of 6,667 shares of our common stock if the Crown Bank promissory notes remain outstanding on October 31, 2008 and (ii) five-year warrants to acquire a maximum aggregate of 16,667 shares of our common stock at an exercise price of $2.00.  The total aggregate number of shares subject to the warrants will be determined by dividing 100,000 by the per share price in an underwritten public offering (not less than $2.00), minus 33,333.  The warrants will be issued on the earlier of (i) the date of an underwritten public offering or (ii) October 31, 2008, and will be exercisable beginning on the one-year anniversary of that date.

On March 11, 2008, the Company amended the promissory note with the Smith Trust.  Under the terms of the amendment, interest accrued pursuant to the promissory note will be payable on the maturity date, rather than payable monthly (see Note 13).

(c)          Long-term convertible debentures

As consideration to the guarantors to provide their guarantees for the Crown Bank promissory notes (see Note 9(a)), the Company issued $733,334 of unsecured convertible 10 percent debentures.  All of the debentures mature three years from the date of issue (coincident with the closing dates of the promissory notes as noted above) and are convertible into Company common stock at a price of $3.00 per share.  The face value of the convertible debentures was recorded as long-term convertible debentures liability for $733,334 (before the impact of the calculation of the beneficial conversion feature – see below) with the offset of the cost of the debentures recorded as a debt issuance cost asset.  The debt issuance cost asset is being amortized as interest expense over the term of the underlying bank note payable.  The convertible debentures are being treated as debt issuance cost because they represent the costs directly attributable to the bank promissory note financing.

The embedded conversion feature of the convertible debentures does not meet all the characteristics of a derivative instrument as described in SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”), and therefore was not separated from the host contract and accounted for as a derivative.  The embedded conversion feature does not provide for net settlement, the shares to be issued pursuant to the exercise of the conversion feature will be unregistered and, due to the large number of shares involved and the thinly traded market for the Company’s shares, cannot be readily settled net by a means outside the contract.  The value of the beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($3.00 per share), multiplied by the number of conversion shares that would be issued at that conversion price (244,445 shares).  The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount as defined in EITF No. 98-5 against the convertible debt liability and is also being amortized as interest expense over the term of the convertible debentures.  See Note 7 for the deferred income tax effects of the beneficial conversion feature.

On March 21, 2007, the Company and the four guarantors of the Company’s Crown Bank promissory notes (see Note 9(a)) agreed to amend the related debenture agreements.  Pursuant to the revised debenture agreements, among other things, the Company issued a total of 12,478 shares of its Investment Units to the four guarantors in lieu of $49,911 of accrued interest.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $2.50 ($5.00 per share).  The guidance provided by EITF No. 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the March 20, 2007 modification was greater than 10 percent different from the present value of the cash flows under the original agreement.  Accordingly, the warrants issued, valued at $26,829 using the Black-Scholes method, were recorded as debt extinguishment expense.  No other gain or loss was recorded.

On December 27, 2007, the existing holders of the 10 percent unsecured convertible subordinated debentures issued by the Company agreed to amend the terms of their debentures to provide for automatic conversion of the principal amount of the debentures and the unpaid interest accrued thereon into shares of the Company’s common stock at $3.00 per share upon the closing of an underwritten public offering by the Company.  The $733,334 outstanding principal amount of the debentures will convert into 244,445 shares of the Company’s common stock.  As of December 31, 2007, $68,043 of unpaid accrued interest related to the debentures was outstanding.  Interest will continue to accrue on the debentures until they are converted or otherwise retired.

On December 27, 2007, the Company closed on the sale of $1,050,000 of units consisting of unsecured, subordinated, convertible promissory notes (the “2007 Notes”) and common stock purchase warrants

(the “2007 Warrants”) in a private placement (the “2007 Private Placement”).  Net cash proceeds to the Company were $712,923, after deducting $337,077 of expenses of the offering (including $105,000 of commissions paid to the placement agent) and excluding from the cash proceeds the conversion into units of $25,000 of loans made to the Company by James Davis and $25,000 of certain loans from the Company’s directors.  The net proceeds will be used to pay certain existing obligations, fund research and development efforts and for general corporate purposes.

At the closing, the Company issued $997,500 in principal amount of 2007 Notes and 2007 Warrants to purchase 210,000 shares of common stock.  The 2007 Notes bear interest at 10 percent per year, mature on June 27, 2009, and will convert into the type of equity securities offered by the Company in any underwritten public offering prior to maturity at 70 percent of the public offering price.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the 2007 Notes anytime on or after December 27, 2008.  The 2007 Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the 2007 Notes, and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date of the 2007 Note.

On December 27, 2007, the Company also converted $150,000 of existing loans from James Davis into a note and warrants similar to those described above.  The principal amount of the note issued to Mr. Davis was $142,500.  Mr. Davis also received warrants to purchase 30,000 shares of the Company’s common stock.  The terms of the note and warrants issued to Mr. Davis are the same as those issued in the 2007 Private Placement, except that his note is convertible into the type of equity securities offered by the Company in an underwritten public offering at 50 percent of the public offering price.  In addition, Mr. Davis agreed that the equity securities issued upon conversion of his note and the common stock issued upon exercise of his warrant will not be transferable for a period of one year beginning on the effective date of the public offering triggering conversion of the note.

The embedded conversion features of the 2007 Notes and the notes issued to Mr. Davis do not meet all the characteristics of a derivative instrument as described in FASB Statement 133, and therefore were not separated from the host contracts and accounted for as derivatives.  The embedded conversion features are indexed to the Company’s common stock, and would be classified in stockholders’ equity under the guidance of EITF 00-19 (“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”), if they were freestanding derivatives.  The embedded conversion feature contains an explicit limit on the number of shares to be delivered, the Company has sufficient authorized and unissued shares available to settle the maximum number of shares and the debenture agreement does not contain a net cash settlement feature.  The beneficial conversion features of the promissory notes, valued at $595,666 using the Black-Scholes pricing model, were recorded as an original issue discount as defined in EITF No. 98-5 against the convertible debt liability, and is being amortized as interest expense over the term of the convertible debentures.  See Note 7 for the deferred income tax effects of the beneficial conversion features.

(d)       Future maturities of long-term debt

Future maturities of long-term promissory notes and convertible debentures for the years succeeding December 31, 2007 are as follows:

Year	Paid in Cash	Original Issue Discount	Total
2008	$—	$(662,035)	$(662,035)
2009	4,073,334	(240,699)	3,832,635
Total	$4,073,334	$(902,734)	$3,170,600
Of which,
Long-term bank debt	1,600,000	—	1,600,000
Long-term note payable	600,000	—	600,000
Long-term convertible debentures	1,873,334	(902,734)	970,600

(10)     Shareholders’ Equity

(a)                     Common stock issued related to formation and licensing activities

The Company issued 300,000 shares to Clinical Network Inc. in July 2001. In connection with the Company’s license agreements with CS Medical and Profile, the Company issued 300,000 and 400,000 shares of common stock in 2001 and 2002, respectively.

(b)                     Common Stock and Warrants issued related to 2002 Private Placement

In connection with a private placement to accredited investors, the Company issued 45,335 shares of common stock in 2002.  In addition, the Company issued warrants to purchase 4,535 shares of common stock to three individuals related to services rendered in connection with the private placement.  These warrants expired unexercised.

(c)                      Common Stock and Warrants issued related to Merger and 2004 Private Placement

Merger Agreement

Pursuant to a merger agreement effective April 5, 2004, PUC became a wholly owned operating subsidiary of Global, which changed its name to ProUroCare Medical Inc. on April 26, 2004.

Prior to the Merger, Profile had notified the Company of a possible breach of its license agreement with the Company, and had also dissented from the Merger proposal as the registered holder of securities beneficially owned by certain shareholders holding, in the aggregate, 30,847 (pre-merger) shares of PUC’s common stock.  Effective on April 4, 2004, the parties reached an agreement pursuant to which Profile waived any existing defaults under the Profile license agreement, and the Company agreed to purchase 30,000 of the 30,847 (pre-conversion) shares with respect to which dissenters’ rights were exercised for an aggregate purchase of $750,000.  Of that amount, $100,000 was paid upon the initial closing of the private placement (described below) and the balance of $650,000 was paid pursuant to the delivery of a promissory note, which was paid in full in October 2004.  The remaining 847 (pre-conversion) shares with respect to which dissenters’ rights were originally exercised withdrew their dissents and participated in the Merger.

At the effective time of the Merger all 350,100 (pre-conversion) shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of PUC common stock issued to Global.  Simultaneously, the former shareholders of PUC common stock received an aggregate of 960,300 shares of common stock of Global, representing approximately 82.1 percent of Global’s common stock outstanding immediately after the Merger.

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

2004 Private Placement of Common Stock.

In connection with the Merger, the Company completed a private placement offering of 220,500 shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The initial closing occurred on April 5, 2004, at which time the Company issued 198,000 shares at $20.00 per share, aggregating to gross proceeds of $3.96 million.  Subsequent to April 5, 2004, the Company issued an additional 22,500 shares at $20.00 per share, aggregating to gross proceeds of $450,000.  Costs associated with the private placement (including the subsequent registration costs) were $139,493.

As part of the private placement, the Company engaged a consultant to provide financial-advisory services.  Under terms of the arrangement, the consultant was paid $27,000 and was issued a warrant for 30,000 shares of common stock upon the first closing of the private placement.  The warrant had a three-year term and was exercisable at $20.00 per share.

(d)                     Private sales of Common Stock

•                  On June 15, 2005, the Company sold 6,579 shares of its common stock to an accredited investor in a non-public offering.  The per share selling price of $7.60 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  Net proceeds received from this placement were $50,000.

•                  On September 7, 2006, the Company sold 5,814 shares of its common stock to Mr. Scott Smith, a director of the Company, and 5,814 shares of our common stock to an investor.  The per share selling price of $4.30 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  Net proceeds received from these investments were $50,000.

•                  During the year ended December 31, 2007, the Company sold 125,000 of the Company’s Investment Units at a price of $4.00, with total gross proceeds of $500,000.  The Investment Units were sold in tranches of 31,250 Units each to four investors on January 18, January 23, February 28 and May 1.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $2.50 ($5.00 per share).  Costs of this sale totaled $52,388.

•                  On February 12, 2007, the Company sold 1,707 shares of its common stock to Mr. Scott Smith, a director of the Company.  The per share selling price of $4.10 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  The subscription price was paid by the conversion of a $7,000 loan to the Company from Mr. Smith.

•                  On March 21, 2007, the Company and the four guarantors of the Company’s Crown Bank promissory notes (see Note 9) agreed to amend the related debenture agreements.  Pursuant to the revised debenture agreements, among other things, the Company issued a total of 12,478 shares of its Investment Units to the four guarantors in lieu of $49,911 of accrued interest.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $2.50 ($5.00 per share).  The 6,240 warrants were valued at $26,829 using the Black-Scholes method and were recorded as debt extinguishment expense.

•                  On September 10, 2007, the Company sold a total 1,100 shares of its common stock to Mr. Carlson and Mr. Smith.  The per share selling price of $3.00 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  The subscription price was paid by the conversion of a $3,300 of loans to the Company from Mr. Carlson and Mr. Smith.

(e)                      Common Stock and Warrants issued for services and liabilities

•                  In March 2002, the Company granted a warrant to purchase 3,000 shares of common stock to a former director that was exercisable at $11.33 per share. This warrant vested ratably over a 24-month period ending April 2004 until the resignation of the director on February 9, 2004, and expired on February 9, 2005.  An aggregate of $12,075 of stock-based compensation related to this warrant was recognized in the period from August 17, 1999 (inception) to December 31, 2007.

•                  In November 2002, the Company granted a warrant to purchase 150 shares of common stock to a consultant, for services rendered.  This warrant was exercisable at $23.33 per share, and expired in November 2007.  An aggregate of $490 of stock-based compensation related to this warrant was recognized in the period from August 17, 1999 (inception) to December 31, 2007.

•                  In February 2003, the Company issued 545 common shares to a consultant, in lieu of $12,705 cash for accounts payable.

•                  In June 2003, under the terms of an agreement with a supplier, the Company issued a warrant to purchase 9,215 shares of common stock.  This warrant is exercisable at $3.33 per share, and expired in June 2007.  The value of $187,060 related to this warrant was recognized in the period from August 17, 1999 (inception) to December 31, 2007.

•                  In May 2004, a vendor was issued 3,861 shares of the Company’s common stock as payment for product development work valued at $77,225.

•                  In July 2004, the Company entered into a research and development agreement with Artann for the further development of the ProUroScanTM system.  Under this agreement, warrants for the purchase of 10,000 shares of the Company’s common stock upon the execution of the agreement and warrants for the purchase of 20,000 shares of the Company’s common stock in December 2004. The warrants were fully vested, five-year warrants at a per share exercise price of $20.00 per share value.  The total value of these warrants computed using the Black-Scholes pricing model was $281,086.  The value of the warrants were recorded as research and development expense.

•                  In October 2004, another vendor was issued 4,444 shares of the Company’s common stock in lieu of $88,882 cash for accounts payable.

•                  On April 11, 2005, the Company entered into a placement agency agreement with Stonegate Securities Inc. to raise working capital for the Company.  Pursuant to the agreement, the Company paid $5,000 and on May 13, 2005 issued 5,000 shares of the Company’s common stock to the placement agent.  The 5,000 shares were valued at $51,000 using the stock price on the date of grant. Subsequently, the placement agent was unable to raise capital on terms that were acceptable to the Company and the agreement was terminated.  Costs incurred in this financing totaling

$59,696, including the value of the common stock issued to the placement agent, were recorded as general and administrative expense in the period from August 17, 1999 (inception) to December 31, 2007.

•                  On December 30, 2005, the Company issued 4,541 shares of common stock to our current and former directors in satisfaction of accrued director’s fees in the amount of $40,418.

•                  On April 21, 2006, the Company issued 7,000 shares of its common stock to Alan Haggerty, our former Vice-President of Engineering, upon his resignation, pursuant to his employment agreement.  The shares were valued at $44,800 based on the average closing share price during the five days before and after the issuance date, and were expensed in April 2006.

•                  On September 8, 2006, the Company issued 1,415 shares of its common stock to a vendor, as payment for product development work valued at $8,938.

•                  On April 2, 2007, the Company issued 4,141 shares of its common stock to a vendor, as payment for product development work valued at $20,704.

•                  On April 16, 2007, the Company issued to Artann five-year warrants (immediately exercisable) to acquire 20,000 shares of its common stock at $4.10 per share pursuant to an agreement with Artann (see Note 12).  The warrants were valued at $72,000 by the Black-Scholes pricing model and recorded as research and development expense.

•                  On September 10, 2007, the Company issued a total of 20,694 shares of its common stock to its directors Mr. Smith, Mr. Rudelius, Mr. Nazarenko, Mr. Koenig and former directors as payment for $62,082 of accrued directors’ fees.

(f)                         Common Stock and Warrants issued pursuant to loans and loan guarantees

Each warrant listed below was valued using the Black-Scholes pricing model; however, the recorded value of warrants issued to lenders and guarantors of Company debt is limited to the corresponding amount loaned or guaranteed (see Note 1(k)).

•                  During the year ended December 31, 2003, the Company issued warrants to purchase a total of 64,287 shares of common stock at $23.33 per share to 9 individuals, including 4,286 shares to David Koenig, a Company director, in exchange for their guaranteeing a bank line of credit.  An aggregate of $216,112 of debt issuance cost related to these warrants was recorded and amortized over the life of the bank line of credit.  Upon the closing of the Company’s 2004 private placement and Merger on April 5, 2004, certain exercise price protections and anti-dilution provisions of these warrants became effective.  Under the terms of these provisions, the holders of these warrants became eligible to purchase a total of 101,788 shares at $16.67 per share.  The additional warrants and revaluation of the existing warrants were valued at $320,974 using the Black Scholes pricing model, and were recorded as interest expense at the time of issuance.

•                  In September 2005, the Company engaged Venture Law Resources, PLLC (“VLR”) to assist with the introduction of strategic investors to the Company.  Under this agreement, in addition to a $2,500 retainer, on September 1, 2005 and February 22, 2006, the Company issued a total of 5,000 shares of common stock valued at $40,500 on the grant dates to VLR.  Upon the closing of the Company’s Crown Bank notes on February 16, 2006, the $43,000 aggregate value of the shares and initial retainer were recorded as debt issuance cost and are being amortized over the term of the notes (see Note 9(a)).

•                  On September 14, 2005, in connection with a commercial guaranty of a $100,000 bank loan, the Company issued two five-year warrants (immediately exercisable) to James Murphy to acquire a total of 5,000 shares of the Company’s common stock at $5.00 per share.  The warrants, valued at $29,000 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $0, $12,977 and $29,000 of expense related to the value of the warrants during the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

•                  On September 21, 2005, in connection with $100,000 loan from Roman Pauly, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 5,000 shares of the Company’s common stock at $5.00 per share.  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black-Scholes pricing model, were recorded as original issue discount as defined in EITF No. 98-5 and expensed on a straight-line basis over the term of the promissory note as interest expense.  The Company recorded $0, $12,187, and $26,500 of expense related to the value of the warrants during the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

•                  On October 19, 2005, in connection with commercial guaranties of a $300,000 loan from Venture Bank, the Company issued five-year warrants (immediately exercisable) to Ron Musich and Adrian Johnson to acquire up to 7,500 shares (15,000 shares in total) of the Company’s common stock at $5.00 per share.  The warrants, valued at $79,500 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $0, $39,750, and $79,500 of expense related to the value of the warrants during the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

•                  On January 25, 2006, in connection with a $23,000 loan, the Company issued a five-year warrant (immediately exercisable) to Adron to acquire 5,000 shares of Company common stock at $5.00 per share.    The gross proceeds of $23,000 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The fair value of the warrant estimated at grant date using the Black-Scholes pricing model exceeded the amount of the loan.  Accordingly, the warrant was valued at $23,000 and recorded as original issue discount as defined in EITF No. 98-5.  The Company recorded $23,000 of expense related to the value of the warrants during the year ended December 31, 2006.

•                  On June 1, 2006, the Company borrowed $75,000 from Roman Pauly, and in connection therewith issued to Mr. Pauly a promissory note to mature on August 30, 2006 (see Note 8).  Under the terms of the loan agreement, the Company issued a five-year warrant (immediately exercisable) to Mr. Pauly to acquire 3,750 shares of Company common stock at $5.00 per share.  The fair value of the warrant at the grant date was estimated using the Black-Scholes pricing model to be $25,500 and was recorded as original issue discount as defined in EITF No. 98-5 and subsequently expensed as interest expense over the 90-day term of the loan.

On August 24, 2006 the promissory note was amended to mature on the first to occur of: (i) the Company’s closing of an aggregate of $1 million of net proceeds under its ongoing financing efforts (see Note 2) or (ii) October 29, 2006.  On January 22, 2007, the Company repaid $25,000 of the promissory note.  On March 20, 2007, the promissory note was amended for a second time to extend the due date of the remaining balance until the Company’s closing on an aggregate of $750,000 or more of additional financing following the date of the amendment.  In connection with the amendments to the promissory note, following repayment thereof, the Company is to issue a five-year warrant (immediately exercisable) to Mr. Pauly to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the promissory note is outstanding after August 30, 2006.  As of December 31, 2007, the Company had accrued for issuance 20,931 warrants related to this amendment.  The fair value of the warrant on the amendment date was estimated using the Black-Scholes pricing model to be $5.40 per share, which is expensed as debt extinguishment expense as the warrants are earned.  The total debt extinguishment expense recorded for the amended warrants during the year ended December 31, 2007 and 2006 was $82,191 and $27,922, respectively.

On January 3, 2008, the Company repaid $33,000 of the remaining $50,000 principal amount of the Pauly loan (see Note 12).

•                  On July 21, 2006, in connection with a $7,500 loan from Michael Wright, the Company issued a five-year warrant (immediately exercisable) to Mr. Wright to acquire 375 shares of Company common stock at $5.00 per share.  The gross proceeds of $7,500 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The warrant, valued at $2,025 using the Black-Scholes pricing model, was recorded as original issue discount as defined in EITF No. 98-5 and was expensed as interest expense during the year ended December 31, 2006.

•                  On August 30, 2006, in connection with a $10,000 loan from Leslie Pearson, the Company issued a five-year warrant (immediately exercisable) to Ms. Pearson to acquire 500 shares of Company common stock at $5.00 per share. The gross proceeds of $10,000 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The warrant, valued at $2,300 using the Black-Scholes pricing model, was recorded as original issue discount as defined in EITF No. 98-5 and was expensed as interest expense during the year ended December 31, 2006.

•                  On November 30, 2006, the Company borrowed $100,000 from Adron, and in connection therewith issued to Adron a promissory note to mature on January 2, 2007 (see Note 8).  Pursuant to the terms of the promissory note, the Company issued five-year warrants (immediately exercisable) to Adron’s partners to acquire 5,000 shares of Company common stock at $5.00 per share.  In addition, pursuant to the terms of the promissory note, the Company issued an additional five-year warrant (immediately exercisable) to Adron’s partners to acquire 5,000 shares of Company common stock at $5.00 per share, when the loan was not repaid on January 2, 2007.  The first warrant, valued at $22,500 using the Black-Scholes pricing model, was recorded as original issue discount as defined in EITF No. 98-5 and was expensed as interest expense over the term of the promissory note.  The second warrant, also valued at $22,500, was expensed immediately as interest expense in January 2007.  The Company recorded interest expense of $23,162, $21,838, and $45,000 related to the warrants issued pursuant to the original agreement during the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

On March 20, 2007, the Company amended the promissory note to extend its due date until the first to occur of: (i) the Company’s closing on an aggregate of $750,000 or more of additional financing following the date of the amendment, or (ii) April 30, 2007.  In connection with the amendment, the Company issued to Adron’s partners five-year warrants (immediately exercisable) dated February 1, 2007 to acquire 5,000 shares of Company common stock at $5.00 per share, and following repayment of the promissory note issued to Adron, the Company will issue additional five-year warrants (immediately exercisable) to Adron’s partners to acquire a total of 166.7 shares of the Company’s common stock for each day the promissory note issued to Adron is outstanding on and after March 1, 2007, at $5.00 per share.  On August 8, 2007, the Company further amended the promissory note to increase the interest rate to $3,500 per month beginning May 1, 2007 and further extend its due date to the first to occur of: (i) the Company’s closing on $750,000 of new financing or (ii) September 15, 2007.  As of December 31, 2007, the Company had accrued for issuance warrants to acquire 51,010 shares of the Company’s common stock pursuant to this arrangement.  During the year ended December 31, 2007, the Company expensed as debt extinguishment cost $201,637 related to the issuance of the 5,000 warrants on February 1, 2007 and the accrued 51,010 warrants to be issued pursuant to the amended terms of the promissory note.

The Company repaid the $100,000 principal amount of the loan in installments of $66,000 and $34,000 on January 4 and January 16, 2008, and on January 16, 2008 issued 52,357 warrants pursuant to the terms of the promissory note (see Note 13).

•                  On March 14, 2007, upon the termination of employment of an employee, and in consideration for an agreement to defer payment of accrued salaries until the Company is able to make such payments (on the same basis as the payment of deferred salaries of continuing employees), the Company agreed to extend by three years the expiration date of 30,000 warrants beneficially held by the employee.  The modification of the warrant resulted in the recording of an immediate incremental compensation expense totaling $96,000, computed as the increase in the fair value of the warrant as determined under the provisions of SFAS 123R over the fair value so determined immediately before the modification.

•                  On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs pursuant to a promissory note issued to the Smith Trust (see Note 8).  During the year ended December 31, 2007, the Company accrued for issuance warrants to acquire 15,400 shares of the Company’s common stock pursuant to the terms of the promissory note.  The warrants, valued at $24,800 using the Black-Scholes pricing model, were expensed as interest expense.

•                  On August 29, 2007, October 31, 2007, and November 30, 2007, the Company borrowed for working capital needs $50,000, $100,000 and $25,000, respectively, from James Davis (see Note 8).  Upon the December 27, 2007 conversion of these notes into the convertible debentures of the Company (see Note 9(c)) pursuant to the terms of the promissory note, the Company issued to Mr. Davis 12,550 warrants that were valued at $28,340 using the Black-Scholes pricing model, which were expensed as interest expense.

•                  On October 15, 2007, the Company borrowed $600,000 pursuant to a promissory note issued to the Smith Trust (see Note 9(b)).  In consideration for this loan, on November 7, 2007 the Company agreed to issue 33,333 shares of its common stock to the Smith Trust.  The $66,666 value of this consideration was recorded as debt issuance cost and is being amortized over the term of the loan using the straight-line method, which approximates the interest method (see Note 1(n)).

•                  On December 27, 2007, the Company closed on the 2007 Private Placement (see Note 9(c)).  At the closing, the Company issued 2007 Warrants to purchase 210,000 shares of common stock.  The 2007 Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the 2007 Notes, and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date of the 2007 Note.  The 2007 Warrants, valued at $79,621 using the Black-Scholes pricing model, were recorded as an original issue discount as defined in EITF 98-5 against the 2007 Notes and are being amortized as interest expense over the term of the 2007 Notes.

•                  On December 27, 2007, the Company also converted $150,000 of existing loans from James Davis into a note and warrants similar to those of the 2007 Private Placement (see Note 9(c)).  Pursuant to that conversion, Mr. Davis received warrants to purchase 30,000 shares of the Company’s common stock, which will become exercisable upon the earlier of the closing of a public offering or the maturity date of the note, and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date of the note.  The warrants, valued at $8,955 using the Black-Scholes pricing model, were recorded as an original issue discount as defined in EITF 98-5 against the note and are being amortized as interest expense over the term of the 2007 Notes.

•                  On December 28, 2007, the Company put into escrow with Crown Bank four months of future interest payments due under the terms of the notes.  Accordingly, the terms and conditions of the renewed Crown Bank notes became effective on that date, and pursuant to the terms of the guaranties the Company issued to the three guarantors an aggregate of 88,889 shares of the Company’s common stock (see Note 9(a)).

(g)                      Warrants summary

Warrant activity is as follows for the years ended December 31:

	Warrants		Weighted-Average Exercise Price
	2007	2006	2007	2006
Outstanding, January 1	215,949	200,688	$14.61	$15.80
Granted	432,920	19,796	4.91	5.00
Exercised	—	—	—	—
Expired	(9,365)	(4,535)	3.62	23.33
Outstanding, December 31	639,504	215,949	$9.99	$14.61

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model (see Note 1(k)).   The weighted-average fair value of the warrants granted during the years ended December 31, 2007 and 2006 was $3.80 and $5.22, respectively. The expense related to warrants issued to lenders and debt guarantors was $423,096, $103,247, and $877,455 for the years ended December 31 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively.  Stock-based compensation cost related to warrants issued to the Company’s consultants and suppliers was $168,000, $0, and $636,636 for the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively.  Stock-based compensation cost related to warrants issued to directors (in lieu of stock options) was $0, $0, and $12,075 for the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

(h)                     Stock Options

Stock Option Plans

In April 2002, the Company’s Board of Directors passed a resolution adopting the ProUroCare Medical Inc. 2002 Stock Plan (the “2002 Plan”), reserving 150,000 shares of the Company’s common stock for issuance.

In July 2004, the Company’s Board of Directors passed a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the “2004 Plan”), which was approved by the Company’s shareholders in July 2005.  The Company has reserved 150,000 shares of common stock for issuance under the 2004 Plan.

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

•                  In March 2002, the Company granted an aggregate of 90,000 employee stock options to officers and directors that were exercisable at $11.33 per share.  The officers’ options vested ratably over a 36-month period through December 2004, while the directors’ options vested ratably over a 24-month period through April 2004.  An aggregate $340,435 of stock-based compensation related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2007.

In October 2003, an officer resigned from the Company and 15,000 of his unvested options were forfeited and in October 2004 his remaining 21,000 options expired.  In February 2004, a director resigned from the Board of Directors, and 375 of his unvested options were forfeited, and in October 2005 his remaining 2,625 options expired.  Effective May 1, 2007, Maurice Taylor, the Company’s former Chairman and Chief Executive Officer, retired from the Company.  Pursuant to a May 11, 2007 agreement to defer payment of his unpaid salary, the Company extended the date through which Mr. Taylor may exercise 45,000 options (including options gifted to his children) following his separation until April 1, 2012 (see Note 6(b)).  The Company recorded stock-based compensation expense of $103,500 related to the extension of the exercise date in the year ended December 31, 2007.

•                  In April, 2002, the Company issued a nonqualified stock option to a consultant to acquire 3,000 shares of common stock at $11.33 per share. This option vested over a 6-month period ended October 2002. At the same time, the Company also issued a nonqualified stock option to a consultant, to acquire 3,000 shares of common stock at $11.33 per share. This option vested ratably over a two-year period through April 2004.  An aggregate of $25,300 of stock-based compensation related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2007.  In February 2005, one of the consultants’ engagement with the Company ended and, under the terms of the option agreement, all of the options expired in February 2006.

•                  In February 2004, the Company issued 45,000 employee stock options to Michael Grossman, our former President and COO.  These options were valued at $6.70 per share, vested ratably over a three year period and are exercisable at $20.00 per share.  The Company expensed $16,811, $101,008, and $303,000 related to these options during the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007, respectively.  Pursuant to a May 11, 2007 separation agreement, the Company extended the date through which Mr. Grossman may exercise 45,000 options (including options gifted to his children) following his separation until February 1, 2012 (see Note 6(b)).  The Company recorded stock-based compensation expense of $117,000 related to the extension of the exercise date in the year ended December 31, 2007.

•                  In February 2004, the Company issued 3,000 nonqualified stock options to a consultant in consideration of services rendered.  The options were valued at $6.70 per share, and vested as to 1,500 shares upon issuance and as to the remaining 1,500 shares on January 1, 2005.  These options are exercisable at $20.00 per share through February 2014.  The Company expensed $0, $0 and $20,200 related to these options during the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

•                  In July 2004, the Company issued 20,000 employee stock options to Richard Thon, our CFO, in connection with his employment agreement.  These options were valued at $15.00 per share, vested ratably over a three-year period, and are exercisable at $25.00 per share through July 2014.  The Company expensed $58,314, $100,008, and $300,000 related to these options during the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

•                  In January 2005, the Company issued 15,000 stock options to Richard Carlson, our CEO and at the time our Vice President of Marketing and Sales.  The options were valued at $16.20 per share, vest ratably over a three-year period, and are exercisable at $23.50 per share through January 2015.  The Company expensed $81,006, $81,006, and $236,268 related to these options during the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

•                  In September 2005, the Company issued 15,000 stock options to Alan Haggerty, our former Vice President of Engineering.  The options were valued at $5.30 per share, vest ratably over a three-year period, and were exercisable at $6.00 per share.  Upon Mr. Haggerty’s departure from the Company on April 18, 2006, the options ceased vesting, and one year later they expired unexercised.  The Company expensed $0, $8,834 and $15,460 related to these options during the years ended December 31, 2007 and 2006 and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

•                  On March 1, 2006, the Company issued to five of its employees stock options to acquire a total of up to 20,000 shares of common stock at $7.50 per share.  The five-year options, which vest upon the Company securing FDA approval of its ProUroScanTM system, were valued at $5.60 per share and are being expensed over the vesting period (estimated by the Company as twenty-nine months) as general and administrative expense.  The Company expensed $33,245 and $48,215 related to these options during the years ended December 31, 2007 and 2006, respectively.

•                  On May 30, 2006, the Company issued 3,000 nonqualified stock options to Scott Smith, a director, upon his appointment to the Board of Directors.  The options were valued at $5.90 per share, and vest ratably over a 24-month period through May 2008.  These options are exercisable at $7.00 per share through May 2013.  The Company expensed $ 8,850 and $5,163 related to these options during the years ended December 31, 2007 and 2006, respectively.

•                  On February 1, 2007, the Company granted to Mr. Richard Carlson, our Chief Executive Officer, a seven-year option to acquire up to 20,000 shares of the Company’s common stock at a price of $5.00 per share.  The options were valued at $3.40 per share using the Black-Scholes pricing model and will be expensed over the vesting period as general and administrative expense.  The options will vest according to the following schedule if the enumerated conditions are satisfied:

(a)          5,000 shares vest immediately;

(b)         5,000 shares vest upon the Company’s closing on new equity financing arrangements aggregating to $3,000,000 or more after February 1, 2007 and prior to December 31, 2007.  This objective was not met, and these options did not vest.

(c)          5,000 shares vest if the Company records gross product revenues of $1,000,000 or more in the Company’s 2008 fiscal year; and

(d)         5,000 shares vest on December 31, 2008.

The Company expensed $32,857 related to these options during the year ended December 31, 2007.

•                  On May 11, 2007, the Company entered into an agreement with its former Chief Executive Officer, Maurice Taylor, to defer the payment of his accrued salary further according to an agreed upon schedule.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Taylor may exercise 45,000 of his stock options (including options gifted to his children) following his termination of employment until April 1, 2012 (see Note 6(b)).  The option extension was valued at $103,500 using the Black-Scholes pricing model, and expensed as compensation expense in the year ended December 31, 2007.

•                  On May 11, 2007, the Company entered into an agreement with its former President and Chief Operating Officer, Michael Grossman, to defer the payment of his accrued salary further according to an agreed upon schedule.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Grossman may exercise 45,000 of his stock options (including options gifted to his children) following his termination of employment until February 1, 2012 (see Note 6(b)).  The option extension was valued at $117,000 using the Black-Scholes pricing model, and expensed as compensation expense in the year ended December 31, 2007.

•                  On June 14, 2007, the Company issued 3,000 nonqualified stock options to Mr. Rudelius, upon his appointment to the Board of Directors.  The options were valued at $2.40 per share, and vest ratably over a 24-month period through June 14, 2009.  These options are exercisable at $2.90 per share through May 2014.  The Company expensed $1,800 related to these options during the year ended December 31, 2007.

(i)                        Stock options summary

Stock option activity was as follows for the years ended December 31:

	Options		Weighted-Average Exercise Price
	2007	2006	2007	2006
Outstanding, January 1	160,417	155,000	$16.17	$16.40
Granted	23,000	23,000	4.73	7.43
Exercised	—	—	—	—
Forfeited	(7,917)	(14,583)	5.37	6.30
Expired	(3,000)	(3,000)	20.00	11.33
Outstanding, December 31	172,500	160,417	$15.07	$16.17

Exercisable, December 31	149,210	128,992	$16.47	$16.80

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Number of	Exercise
prices	Options	Price	life	Options	Price
$2.90-7.50	38,500	$6.13	5.4	15,625	$6.62
$11.33	54,000	$11.33	4.3	54,000	$11.33
$20.00-25.00	80,000	$21.91	5.3	79,585	$21.90
	172,500	$15.07	5.0	149,210	$16.47

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2007 was both $0.  The average fair value of each option granted during the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, as determined using the Black-Scholes pricing model (see Note 1(j)) was $3.27, $5.64, and $6.63, respectively.  The stock-based employee and non-employee compensation cost related to stock options was $453,384, $344,234, and $1,582,078 for the years ended December 31, 2007 and 2006, and the period from August 17, 1999 (inception) to December 31, 2007, respectively.

(11)              Related Parties

From January 2002 through December 15, 2006, the Company sublet office space serving as the Company’s executive offices, on a month-to-month basis, from a company majority-owned and controlled by one of the Company’s directors, Mr. Taylor. The Company believes the monthly rent incurred was at market rate for such executive office space in Minneapolis, Minnesota.

The Company’s executive offices are temporarily located within the offices of Alexander Nazarenko, a former Company director.  Our rental cost for these temporary offices is approximately $2,200 per month, which we believe is at market for similar office space in Minneapolis, Minnesota.  Mr. Nazarenko has informally agreed to defer payment of the rent until we are able to pay.

On January 25, 2006, the Company borrowed $12,500 from each of Mr. Nazarenko and David F. Koenig, Company directors. In consideration, the Company executed and issued to each of Mr. Nazarenko and Mr. Koenig a $12,500 unsecured demand promissory note bearing interest at an annual rate of prime plus one percent.  These notes were satisfied on February 16, 2006.

On September 7, 2006, the Company borrowed $7,000 from Scott Smith, a director of the Company. On February 12, 2007, the Company sold 1,707 shares of its common stock to Mr. Smith, the subscription price being paid by the conversion of the $7,000 loan from Mr. Smith.  The per share selling price of $4.10 was based on the last selling price prior to this sale as reported on the OTC Bulletin Board.

On April 17, 2007, the Company borrowed $75,000 from Mr. Nazarenko.  In consideration, the Company executed and delivered to Mr. Nazarenko a $75,000 unsecured demand promissory note.  The note bore interest at an annual rate of prime plus one percent, and was repaid on May 8, 2007.  The Company recorded $380 of interest expense related to this note.

On June 12, 2007, the Company borrowed $10,000 from Mr. Nazarenko.  The loan bore no interest.  On June 25, 2007, the Company borrowed an additional $27,000 from Mr. Nazarenko.  In consideration of these two loans, the Company executed and delivered to Mr. Nazarenko a $37,000 unsecured demand promissory note.  The note bore interest at an annual rate of prime plus one percent.  The Company recorded $1,676 of interest expense related to this note.  The principal amounts of these loans were repaid to Mr. Nazarenko on December 28, 2007.

On July 3, 2007, the Company borrowed $10,000 from Mr. Nazarenko.  The unsecured loan bore no interest and was repaid on December 28, 2007

On September 28, 2007, the Company borrowed for working capital purposes $15,000 from Mr. Smith and $10,000 from Robert Rudelius, both directors of the Company.  The unsecured loans bore no interest.  Upon the first closing of the 2007 Private Placement, these loans were converted into units under that offering.

(12)              Development Agreements

Artann 2004 Development Agreement

In July 2004, the Company entered into a development agreement with Artann and Armen Sarvazyan under which Artann and Dr. Sarvazyan developed two working, pre-clinical ProUroScanTM systems.  These systems were delivered to us in late November 2004.  We paid Artann $180,000 for this development work, which was expensed as research and development cost during the year ended December 31, 2004.

Artann 2004 Research and Development Agreement

In July 2004, the Company entered into a research and development Agreement with Artann for the further development of the ProUroScanTM system.  Under this agreement, Artann was a research and development partner to the Company, supporting the further development of the ProUroScanTM system.  For its role, Artann received a payment of $50,000 and warrants for the purchase of 10,000 shares of the Company’s common stock upon the execution of the agreement, and $110,000 and warrants for the purchase of 20,000 shares of the Company’s common stock following the shipment of the ProUroScanTM pre-clinical systems in accordance with the development agreement in December 2004. The warrants were fully vested, five-year warrants at a per share exercise price of $20.00 per share value.  The total value of these warrants computed using the Black-Scholes pricing model was $281,086.  All payments and the value of the warrants were recorded as research and development expense in the year ended December 31, 2004.

Artann 2007 Cooperation Agreement

On April 16, 2007, the Company entered into an agreement the Cooperation Agreement with Artann in which the parties agreed to terminate their existing research and development agreement and to use their best efforts to finalize a new development agreement within a reasonable period of time.  The Cooperation Agreement establishes a platform for joint cooperation in establishing the new development agreement, which will define a process for the joint development of a next generation prostate mechanical imaging system with enhanced functionalities.  The Cooperation Agreement terminates the research and development agreement, and releases each party from all undischarged obligations and liabilities under that agreement.

Under the terms of the Cooperation Agreement, the Company paid $60,000 in fees originally due to Artann under the research and development agreement, related to submission of two patents and associated patent attorney fees.  Further, the Company issued to Artann five-year warrants (immediately exercisable) to acquire 20,000 shares of its common stock at $4.10 per share, thus fulfilling another obligation under the research and development agreement.  The warrants were valued at $72,000 by the Black-Scholes pricing model and were recorded as research and development expense.  The Company also agreed to pay Artann $35,000 as a first payment for work already completed under the proposed development agreement.  This payment was made on January 16, 2008.

Urologix Joint Development Agreement

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

We have temporarily suspended payment of the minimum licensing fees required by the RPI license agreement to maintain exclusive rights to the EIT technology (see Note 5).  If we are unsuccessful in obtaining sufficient funds to continue development of this technology, resolving the key project factors noted above, or negotiating an extension of the RPI license, the development efforts with Urologix may be terminated.

(13)                          Subsequent Events

On January 4, 2008, the Company closed on the sale of $80,000 of additional units as part of the 2007 Private Placement (see description and terms in Note 9(c)).  Net cash proceeds to the Company were $69,600, after deducting $10,400 of commissions paid to the placement agent.  In total, in the two closings of the 2007 Private Placement the Company issued a total of $1,073,500 in principal amount of notes and warrants to purchase 226,000 shares of common stock. The combined net proceeds of the two closings of the 2007 Private Placement will be used to pay certain existing obligations, fund research and development efforts and for general corporate purposes.

On January 4, 2008, pursuant to a final separation agreement with a former employee of the Company, the Company issued to the former employee five-year warrants (immediately exercisable) to acquire up to 14,500 shares of the Company’s common stock at an exercise price of $5.00 per share, and amended a previously issued warrant to acquire up to 30,000 shares of the Company’s common stock to provide for cashless exercise thereof.

On February 13 and February 28, 2008, we closed on an aggregate $390,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in a private placement (the “2008 Private Placement”).  Each unit consists of a note in the principal amount of $9,500 and a warrant to purchase 2,000 shares of our common stock.  The purchase price of the warrant portion of each unit was $500.  The notes bear interest at 10 percent per year, mature on August 13, 2009, and will convert into the securities offered under the public offering at 70 percent of the public offering price, including one warrant to purchase one share of common stock for each share of common stock received thereby.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the notes anytime on or after February 13, 2009.  The warrants will become exercisable upon the earlier of the closing of this offering or the maturity date of the notes, and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date.

On February 14, 2008, the Company’s one-for-ten reverse stock split was declared effective as of the opening of the market.  Concurrent with the effectiveness of the stock split, NASDAQ has assigned ProUroCare’s common stock a new trading symbol, “PUMD.”  All stock related numbers in this filing have been restated retrospectively for the stock split.

During the year ended December 31, 2006, the Company was party to an employment agreement with Mr. Taylor, its former Chief Executive Officer. Upon his retirement from the Company, Mr. Taylor entered into an agreement with the Company to defer the payment of his unpaid salary according to an agreed upon schedule (see Note 6(b)).  Due to funding limitations, the Company only paid $5,000 of the required December 28, 2007 payment of $106,017, and paid a further $5,000 to Mr. Taylor on February 5, 2008.  On February 14, 2008, the Company paid the remaining $96,017 balance due to Mr. Taylor from the proceeds of the private placement.  On February 14, 2008, the Company paid $8,316 pursuant to certain late payment clauses in the deferred payment agreement.  No further payments are due to Mr. Taylor under either his employment agreement or the deferred payment agreement.

On March 11, 2008, the Company amended its $600,000 promissory note with the Smith Trust”.  Under the terms of the amendment, interest accrued pursuant to the promissory note will be payable on the February 28, 2009 maturity date, rather than payable monthly.

Also on March 11, 2008, the Company amended its $100,000 promissory note with the Smith Trust.  Under the terms of the amendment, unpaid principal and interest will be payable upon the Company’s closing of an aggregate of $500,000 or more of financing following the date of the amendment.

ITEM 8:                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-KSB were prepared by the Company’s management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, it believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B:           OTHER INFORMATION

None.

PART III

ITEM 9:                                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following information sets forth the names of our executive officers and directors, their ages and their present positions with the Company as of March 17, 2008.  The directors serve for a term of one year or until the next annual meeting of the shareholders.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Position

Richard C. Carlson	56	Chief Executive Officer and Acting Chairman

Richard B. Thon	52	Chief Financial Officer

David F. Koenig	67	Director

Robert J. Rudelius	52	Director

Scott E. Smith	52	Director

Richard C. Carlson was elected to our Board of Directors in December 2006 and became Acting Chairman in May 2007.  Mr. Carlson was hired as our Vice President of Marketing and Sales in January 2005, and was promoted to Chief Executive Officer in November 2006.  Prior to joining ProUroCare, Mr. Carlson held several positions with SurModics, Inc., a company that provides surface modification solutions for medical device and biomedical applications, from 1998 to 2004, including Vice President of Marketing and Sales and Vice President of Strategic Planning.

Richard B. Thon, was engaged as our Chief Financial Officer on a part-time consulting basis from 2002 until July 2004, when he became employed by the Company in that position on a full-time basis.  From 2001 to 2004, Mr. Thon was also the part-time Chief Financial Officer of CHdiagnostics, LLC, a marketer of blood glucose diagnostic supplies.

David F. Koenig served as a director of our predecessor company, PUC, from 1999 until April 2004, when became a director of the Company upon the Merger.  From 1996 to 2005, Mr. Koenig was the Executive Vice President and Chief Operating Officer of Solar Plastics, Inc., a manufacturer of custom rotationally molded plastic parts.  Mr. Koenig is Chairman of the Nominating and Governance Committee, and is a member of the Audit and Compensation Committees.

Robert J. Rudelius was elected to the Company’s Board of Directors on June 12, 2007.  Since 2003, Mr. Rudelius has been the Managing Director and CEO of Noble Ventures, LLC, a company he founded, providing advising and consulting services to early-stage companies in the information technology, renewable energy, and loyalty marketing fields.  Mr. Rudelius is also the Managing Director and CEO of Noble Logistics, LLC, a holding company he founded in 2002 to create, acquire and grow a variety of businesses in the freight management, logistics and information technology industries.

Scott E. Smith has been a director of the Company since 2006. He is employed by F-2 Intelligence Group (“F-2”), a company engaged in providing critical insights to multinational corporations and private equity clients on a broad range of strategic issues.  From 2002 to 2005, Mr. Smith served as F2’s Director of Corporate Accounts, and is currently F2’s Regional Director for Private Equity.  Mr. Smith is a Certified Public Accountant and a Certified Management Accountant.  Mr. Smith is Chairman of the Audit Committee.

There are no family relationships among our executive officers or directors.

Audit Committee

Our Board of Directors has established a two-member Audit Committee that currently consists of Messrs. Smith and Koenig.  The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website www. prourocare.com.  The Audit Committee was formed after the effectiveness of the Merger, and prior to the Merger, the Company had no such Audit Committee.

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

Code of Ethics Disclosure Compliance

On February 15, 2005, our Board of Directors adopted a Code of Ethics for Financial Executives, which includes our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.  Our Code of Ethics is available on our website www.prourocare.com, and we will provide a copy, without charge, to any shareholder upon written request to Dick Thon, ProUroCare Medical Inc., 5500 Wayzata Blvd., Suite 310, Golden Valley, MN  55416.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require our directors, executive officers and holders of more than 10 percent of our common stock to file reports of stock ownership and changes in ownership with the Securities and Exchange Commission.  Based on the Section 16 reports filed by our directors and executive officers and written representations of our directors and executive officers we believe there were no late or inaccurate filings for transactions occurring during fiscal 2007, except as follows:

Name	Number of Late Reports	Number of Transactions Reported Late

Robert Rudelius	2	1

ITEM 10:            EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services rendered in all capacities by our Chief Executive Officer and the other highest-paid executive officers serving as such at the end of fiscal year 2007 whose compensation for that fiscal year was in excess of $100,000.  The individuals named in the table will be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(5)	All Other Compensation ($)(6)	Total ($)

Richard C. Carlson(1) Chief Executive Officer and Acting Chairman of the Board	2007	$150,000	$—	$120,898	$—	$270,898
	2006	$125,000	$—	$94,782	$—	$219,782

Richard B. Thon (2) Chief Financial Officer	2007	$140,000	$—	$65,348	$1,200	$206,548
	2006	$140,000	$18,900	$113,784	$1,200	$273,884

Maurice R. Taylor, II(3) Former Chief Executive Officer and former Director	2007	$38,100	$—	$103,500	$—	$141,600
	2006	$190,000	$—	$—	$1,838	$191,838

Michael P. Grossman(4) Former President and Chief Operating Officer, and former Director	2007	$14,583	$—	$146,635	$—	$161,228
	2006	$175,000	$—	$114,784	$1,080	$290,864

(1)                   Mr. Carlson joined the Company on January 3, 2005 as Vice President of Marketing and Sales.  He was promoted to the position of Chief Executive Officer on November 1, 2006.  Mr. Carlson was appointed to fill a vacancy on the Board of Directors in December 2006, and was appointed as acting Chairman upon Mr. Taylor’s stepping down from that position effective May 3, 2007. All compensation Mr. Carlson earned is related to his duties as an officer.  Due to funding limitations, $146,635 of Mr. Carlson’s salary earned in 2006 and 2007 was unpaid as of December 31, 2007.

(2)                   Due to funding limitations, $166,259 of Mr. Thon’s salary and bonus earned in 2006 and 2007 was unpaid as of December 31, 2007.

(3)                   Mr. Taylor was Chief Executive Officer of the Company until his retirement from that position on October 31, 2006.  Mr. Taylor continued to be employed by the Company in a transition role through March 31, 2007.  Mr. Taylor continued to serve as the Chairman of the Company until stepping down from that position effective May 2, 2007.  All compensation Mr. Taylor earned related to his duties as an employee of the Company.  Due to funding limitations, $141,017 of Mr. Taylor’s salary earned during 2006 and 2007 was unpaid at the time of his departure from the Company.  As consideration for his agreement to defer payment of his accrued salary, pursuant to a deferred payment agreement (see “Employment Agreements,” below), the Company extended the original one-year period that Mr. Taylor may exercise 45,000 of his stock options (including options gifted to his children) following his termination of employment until April 1, 2012.  The option extension was valued at $103,500 using the Black-Scholes pricing model.  As of December 31, 2007, $101,017 of Mr. Taylor’s accrued salary remained unpaid, but was subsequently paid in February, 2008.

(4)                   Mr. Grossman served as a director of the Company until his resignation from the Board in December 2006.  The contract term of Mr. Grossman’s employment agreement ended effective January 31, 2007.  The Company elected not to renew Mr. Grossman’s employment agreement and effective February 1, 2007.  Due to funding limitations, $103,990 of Mr. Grossman’s salary earned during 2006 and 2007 was unpaid at the time of his departure from the Company.  As consideration for his agreement to defer payment of his accrued salary, , pursuant to a separation agreement (see “Employment Agreements,” below), the Company extended the original one-year period that Mr. Grossman may exercise 45,000 of his stock options (including options gifted to his children) following his termination of employment until February 1, 2012.  The option extension was valued at $117,000 using the Black-Scholes pricing model. As of December 31, 2007, all of Mr. Grossman’s accrued salary had been paid.

(5)                   Options awards are valued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  See Notes 1(j) and 10(h) to the Consolidated Financial Statements for the fiscal year ended December 31, 2007 in this Annual Report on Form 10-KSB for the material terms of stock option grants.

(6)                   Other compensation represents insurance premiums paid by the Company with respect to term life insurance polices for the benefit of the executive.  There is no cash surrender value associated with the policies.

Outstanding Equity Awards at December 31, 2007

No stock options or stock-appreciation rights were exercised during fiscal year 2007, and no stock-appreciation rights were outstanding at the end of such fiscal year.  The table below sets forth outstanding but unexercised options of the Named Executive Officers as of December 31, 2007.

Name(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date

Richard C. Carlson	—	—		5,000	(2)	$7.50	March 1, 2011
	14,585	416	(3)	—		$23.50	January 3, 2015
	5,000	5,000	(4)	5,000	(5)	$5.00	February 1, 2017

Richard B. Thon	—	—		5,000	(2)	$7.50	March 1, 2011
	3,000	—		—		$11.33	April 18, 2012
	20,000	—		—		$25.00	July 21, 2014

Maurice R. Taylor	18,600	—		—		$11.33	April 1, 2012

Michael P. Grossman	38,000	—		—		$20.00	February 1, 2012

(1)                      See Notes 1(j) and 10(h) to the Consolidated Financial Statements for the fiscal year ended December 31, 2007 in this Annual Report on Form 10-KSB for the material terms of stock option grants.

(2)                      Equity Incentive Plan Awards vest upon the Company securing FDA approval of its ProUroScanTM system.

(3)                      Options vest ratably in monthly installments through January 3, 2008.

(4)                      Options vest on December 31, 2008.

(5)                      Equity Incentive Plan Award vests upon the Company recording at least $1 million in revenue in 2008.

Director Compensation

Our Board of Directors has established a policy that each of our non-employee directors receives an annual cash payment of $5,000 for annual services to the Company, and that the chairpersons of our Compensation, Audit, and

Nominating and Governance committees receive an additional annual payment of $2,500.  In addition, we have also agreed to grant to all non-employee directors a one-time non-qualified stock option upon election or appointment to the Board of Directors to purchase 3,000 shares of our common stock at fair market value.  These director options vest ratably over two years of service.  Mr. Nazarenko’s and Mr. Koenig’s options have a ten-year term, and Mr. Smith’s and Mr. Rudelius’ options have a seven-year term.  All directors shall be reimbursed for travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its Committees.

	(b)		(d)
(a)	Fees Earned or	(c)	Option	(e)
Name	Paid in Cash	Stock Awards	Awards(5)	Total
	($)	($)	($)	($)
David Koenig(1)	$7,500	—	—	$7,500

Alexander Nazarenko(2)	$7,500	—	—	$7,500

Scott Smith(3)	$7,500	—	$8,850	$16,350

Robert Rudelius(4)	$2,917	—	$1,800	$4,717

(1)                    Chairman of the Compensation Committee as of March 14, 2008.  During 2007 and until March 17, 2008, Mr. Koenig was Chairman of the Nominating and Governance Committee.

(2)                    Chairman of the Compensation Committee until his resignation from the Board of Directors on March 11, 2008.

(3)                    Chairman of the Audit Committee.

(4)                    Elected to the Board of Directors on June 14, 2007.  The 3,000 options awarded in 2007 vest ratably in monthly installments through June 14, 2009.  Chairman of the Nominating and Governance Committee of March 14, 2008.

(5)                    Each outside director held options to acquire 3,000 shares at December 31, 2007.  Options awarded during the fiscal year are valued in accordance with SFAS 123R.  See Notes 1(j) and 10(h) to the Consolidated Financial Statements for the fiscal year ended December 31, 2007 for the material terms of stock option grants.

Employment Agreements

On July 21, 2007, PUC entered into an employment agreement with its Chief Financial Officer, Richard Thon.  The agreement extends through September 30, 2009. The agreement provides for a minimum annual salary of $140,000, a cash incentive bonus potential of up to 30 percent of Mr. Thon’s base pay and eligibility to participate in an annual grant of options to purchase shares of common stock, as determined by the Company’s Board of Directors.  The agreement provides for severance payments if the Company terminates Mr. Thon without cause or if Mr. Thon terminates the agreement for good reason, including four months of base salary plus one month of base salary for each year of service (up to a maximum of nine months of base salary), payment of earned bonuses, continued payment of existing health and life insurance benefits for a period of four months and immediate vesting of all unvested stock options then held by Mr. Thon.  In addition, within a one-year period following a “change in control” of the Company, upon termination without cause, unacceptable demotion or reduction in responsibilities, or a relocation of more than 100 miles, Mr. Thon will receive as severance, nine months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary), and immediate vesting of all unvested stock options then held by Mr. Thon.  The agreement prohibits Mr. Thon from directly or indirectly participating in the ownership, management, operation or control of a competitive business for a period of one year after his employment with the Company terminates.

During the year ended December 31, 2006, the Company was also party to an employment agreement with Mr. Taylor, its former Chief Executive Officer, which terminated with his retirement from that position effective November 1, 2006.  Mr. Taylor continued to be employed by the Company in a transition role until March 31, 2007.  The employment agreement with Mr. Taylor provided for an annual salary of $190,000 and maximum bonus potential of 75 percent of his base pay.  Due to funding limitations, the Company was unable to pay Mr. Taylor’s salary between June 15, 2006 and March 31, 2007.  On May 11, 2007, the Company entered into an agreement with Mr. Taylor to defer the payment of his accrued salary further according to an agreed upon schedule.  Under the terms of the agreement, the Company agreed to pay Mr. Taylor’s accrued salary totaling $141,017 in installments of $5,000 per month from June 1, 2007 through December 1, 2007, with the $106,017 balance to be paid prior to December 28, 2007.  On February 14, 2008, the Company paid the balance of the accrued salary plus $8,316 pursuant to certain late payment clauses in the deferred payment agreement.  No further payments are due to Mr. Taylor under either his employment agreement or the deferred payment agreement.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Taylor may exercise 45,000 of his stock options (including options gifted to his children) following his termination of employment until April 1, 2012.

Also during the year ended December 31, 2006, the Company was party to an employment agreement with Mr. Grossman, its former President and Chief Operating Officer, that expired on January 31, 2007.  The Company elected not to renew the employment agreement.  Mr. Grossman’s agreement provided for an annual salary of $175,000 with a maximum bonus potential of 50 percent of his base pay.  Due to funding limitations, the Company was unable to pay Mr. Grossman’s salary between June 15, 2006 and January 23, 2007.  On May 11, 2007, the Company entered into an agreement with Mr. Grossman to defer the payment of his accrued salary further according to an agreed upon schedule.  The parties also agreed to release and waive each other from all damages, actions, lawsuits, or claims the other party may have arising out of the employment of Mr. Grossman and the conclusion of that employment.  The Company paid Mr. Grossman’s accrued salary totaling $103,990 in installments of $4,000 on May 15, 2007, $6,000 on June 1, 2007, and $8,000 per month from June 1, 2007 through December 1, 2007, with the $45,990 balance paid out of the proceeds of the 2007 Private Placement on December 28, 2007.  As consideration for his agreement to defer payment of his accrued salary, the Company extended the original one-year period that Mr. Grossman may exercise 45,000 of his stock options (including options gifted to his children) following his termination of employment until February 1, 2012.

From June 2006 through the first closing of the 2007 Private Placement, the Company deferred payment of the majority of our remaining executive team’s compensation.  We expect to pay the balance of the deferred compensation out of the proceeds of future financings.  As of December 31, 2007, approximately $313,000 of our remaining executive team’s compensation had not been paid, and was recorded as an accrued liability.

ITEM 11:                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 17, 2008, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  The definition of beneficial ownership for proxy statement purposes includes shares over which a person has sole or shared voting power or dispositive power, whether or not a person has any economic interest in the shares. The definition also includes shares that a person has a right to acquire currently or within 60 days of March 17, 2008.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is 5500 Wayzata Boulevard, Suite 310, Golden Valley, MN  55416.

Name	Shares Beneficially Owned	Percent of Class

Richard C. Carlson(1)	20,850	1.2

David F. Koenig(2)	61,035	3.5

Robert J. Rudelius(3)	1,792	*

Scott E. Smith(4)	20,771	1.2

Richard B. Thon(5)	23,000	1.3

All directors and officers as a group (5 total)(6)	127,448	7.1

Alex Nazarenko(7)	272,191	15.7

Clement Nelson(8) 5644 Heather Ridge Court Shoreview, MN 55126	212,750	12.3

CS Medical Technologies, LLC(9) 2277 West Highway 36, Suite 254 Roseville, Minnesota 55113	194,750	11.3

James Davis (10) 6446 Flying Cloud Dr. Eden Prairie, MN 55344	164,530	9.4

Phillip W. Smith Family Trust (11) 7501 North Ironwood Drive Paradise Valley, AZ 85253	151,980	8.7

William Reiling (11) 200 University Avenue W., Suite 200 St. Paul, MN 55103	151,980	8.7

Bruce Culver (12) 1856 Dawn Meadow Street Westlake Village, CA 91362	118,077	6.8

Maurice R. Taylor(13) One Carlson Parkway, Suite 124 Plymouth, MN 55447	112,501	6.4

Profile, L.L.C. (14) 2700 Corporate Drive, Suite 120 Birmingham, Alabama 35242	102,430	5.9

*Less than one percent.

(1)                    Includes 850 shares held directly and options to purchase up to 20,000 shares of common stock which are currently exercisable or exercisable within 60 days.  Of Mr. Carlson’s options, 15,000 are exercisable at $23.50 per share, and 5,000 are exercisable at $5.00 per share.

(2)                    Includes 1,875 shares held by Clinical Network, LLC, and 26,571 shares held by Clinical Network, Inc., with respect to each of which Mr. Koenig is an officer and minority owner.  Also includes 22,803 shares of common stock held directly, options to purchase up to 3,000 shares of common stock which are currently exercisable or exercisable within 60 days at $11.33 per share, and immediately exercisable warrants to purchase 6,786 shares at $16.67 per share.

(3)                    Includes 417 shares held directly and options to purchase up to 1,375 shares of common stock which are currently exercisable or exercisable within 60 days at $2.90 per share.

(4)                    Includes 17,896 shares held directly and options to purchase up to 2,875 shares of common stock which are currently exercisable or exercisable within 60 days at $7.00 per share.

(5)                    Includes options to purchase up to 23,000 shares of common stock which are currently exercisable or exercisable within 60 days.  Of Mr. Thon’s options, 3,000 are exercisable at $11.33 per share, and 20,000 are exercisable at $25.00 per share.

(6)                    Includes Messrs. Carlson, Koenig, Rudelius, Smith and Thon.

(7)                    Includes 194,750 shares held by CS Medical Technologies, LLC, of which Mr. Nazarenko is a managing officer and member.  Also includes 74,441 shares of common stock held directly and options to purchase up to 3,000 shares of common stock which are currently exercisable or exercisable within 60 days at $11.33 per share.  Mr. Nazarenko is a former director of the Company who resigned from our Board of Directors on March 11, 2008.

(8)                    Includes 194,750 shares held by CS Medical Technologies, LLC, of which Mr. Nelson is a managing officer and member, and 18,000 shares held directly.

(9)                    The beneficial owners of CS Medical Technologies, LLC are Clement Nelson and Alex Nazarenko (a director of the Company).

(10)              Includes 67,986 shares held directly, immediately exercisable warrants to purchase 29,877 shares at $5.00 per share and convertible debentures convertible into 66,667 shares within 60 days at $3.00 per share.

(11)              Includes 67,986 shares held directly, immediately exercisable warrants to purchase 17,327 shares at $5.00 per share and convertible debentures convertible into 66,667 shares within 60 days at $3.00 per share.

(12)              Reporting person also holds certain units consisting of unsecured, subordinated, convertible promissory notes and related warrants to purchase common stock.  The 10,000 shares of common stock underlying the warrants and the equity securities issuable upon conversion of the $47,500 in principal amount of the notes are not included in the above calculation of shares because the conversion of the notes and exercise of the warrants are contingent upon future events.

(13)              Includes 56,875 shares held directly, immediately exercisable warrants to purchase 16,759 shares at $5.00 per share and convertible debentures convertible into 44,443 shares within 60 days at $3.00 per share.

(14)              Includes 1,875 shares of common stock held by Clinical Network, LLC, and 26,571 shares held by Clinical Network, Inc., with respect to each of which Mr. Taylor is a managing officer and majority owner.  Also includes 65,205 shares of common stock held directly, 250 shares held by his spouse, and options to purchase 18,600 shares of common stock which are currently exercisable at $11.33 per share.  Of Mr. Taylor’s directly held shares, 57,648 shares are pledged as security on a bank loan.  Mr. Taylor is a former Chief Executive Officer and Chairman of the Board of Directors of the Company, who resigned from employment by the Company effective March 31, 2007.  Pursuant to a separation of employment agreement, the Company has agreed to allow Mr. Taylor to exercise his options through April 1, 2012.

(15)              The managers of Profile, LLC are T. Forcht Dagi and Stanley L. Graves, who share voting and investment power over the securities held by Profile, LLC.  Cordova Technology Partners, LP, (“Cordova”), is a member of Profile and has a 39.75 percent equity interest in Profile. As a result of its equity interest in Profile, Cordova has an indirect pecuniary interest in 40,716 shares, or approximately 2.4 percent, of the common stock outstanding.  Cordova’s business address is 2500 Northwinds Parkway #475, Alpharetta, Georgia 30004. The management committee of Cordova Technologies, LLC, of which T. Forcht Dagi is a member, exercises voting and investment power over the securities held by Cordova Technology Partners, L.P.

Securities Authorized for Issuance under Equity Compensation Plans as of Last Fiscal Year (December 31, 2007)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)	172,500	$15.07	127,500

Equity compensation plans not approved by stockholders (2)	337,004	$11.14	—

Total	509,504	$12.47	127,500

(1)                      Includes shares of our common stock issuable under options issued under our 2002 and 2004 Plans (as defined below).

(2)                      Consists of warrants issued to vendors, consultants, and lenders and loan guarantors.

The Board of Directors adopted the 2002 and 2004 Plans to provide a means by which our employees, directors, officers and consultants may be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.  Under the 2002 and 2004 Plans, we are able to grant incentive and non-statutory options, stock appreciation rights, stock awards, restricted stock awards, and performance shares.  Incentive stock options granted under the 2002 and 2004 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the 2004 Plan will not qualify as incentive stock options under the Code.  The Compensation Committee of the Board of Directors determines the vesting provisions of stock-based awards under the 2002 and 2004 Plans on a case-by-case basis.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 123R, “Share-Based Payment” we have elected to utilize the fair-value method of accounting for these options.  An aggregate of $453,384, $344,234, and $1,582,078 of stock-based compensation related to these options was recognized in the years ended December 31, 2007, 2006 and the period from August 17, 1999 to December 31, 2007, respectively.

2002 Plan

In April 2002, PUC adopted the ProUroCare Inc. 2002 Stock Plan (the “2002 Plan”), pursuant to which PUC granted options to officers, directors, employees and independent contractors.  The Company adopted the 2002 Plan as part of the Merger, and on February 15, 2005 our board of directors approved an amendment to the 2002 Stock Plan that provides for the cashless exercise of options granted under the plan, at the discretion of a committee of independent directors.  On March 27, 2008, our board of directors approved a second amendment to the 2002 Plan that made certain technical changes to make it compliant with the recently implemented Section 409A of the Code.  Following the amendment, the plan was restated to include the amendment and to reflect the effects of the April, 2004 reverse merger and the February, 2008 reverse stock split, and renamed as the “Amended and Restated 2002 Stock Plan.”

As of December 31, 2007 there were options to purchase 116,500 shares of our common stock outstanding under the 2002 Plan that are exercisable at prices ranging from $7.50 to $20.00.  All of these options are held by Company officers, consultants and directors.

2004 Plan

On July 12, 2005, our stockholders approved a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the “2004 Plan”).  On March 27, 2008, our board of directors approved an amendment to the 2004 Plan that made certain technical changes make it compliant with the recently implemented Section 409A of the Code.  Following the amendment, the plan was restated to include the amendment and to reflect the effects of the April, 2004 reverse merger and the February, 2008 reverse stock split, and renamed as the “Amended and Restated 2004 Stock Option Plan.”

We have reserved 150,000 shares of common stock for issuance under the 2004 Plan.  As of December 31, 2007, there were options to purchase 56,000 shares of our common stock outstanding under the 2004 Plan that are exercisable at prices ranging from $2.90 to $25.00 per share. All of these options have been issued to Company officers and directors.

ITEM 12:                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loan Transactions

From time to time since January 2006, certain directors and other affiliates of the Company have made personal loans and advances to the Company for short-term working capital needs.  Most such loans and advances were made on a “good faith” basis, not bearing interest and not evidenced by a note.  Certain larger such loans were made pursuant to simple promissory notes.

On January 25, 2006, the Company borrowed $12,500 from each of Alexander Nazarenko and David F. Koenig, Company directors. In consideration, the Company executed and issued to each of Mr. Nazarenko and Mr. Koenig a $12,500 unsecured demand promissory note bearing interest at an annual rate of prime plus one percent.  These notes were satisfied on February 16, 2006.

On September 7, 2006, the Company borrowed $7,000 from Scott Smith, a director of the Company.  The loan bore no interest.  On February 12, 2007, the Company sold 1,707 shares of its common stock to Mr. Smith, the subscription price being paid by the conversion of the $7,000 loan from Mr. Smith.  The per share selling price of $4.10 was based on the last selling price prior to this sale as reported on the OTCBB.

On April 17, 2007, the Company borrowed $75,000 from Mr. Nazarenko.  In consideration, the Company executed and delivered to Mr. Nazarenko a $75,000 unsecured demand promissory note.  The note bore interest at an annual rate of prime plus one percent, and was repaid on May 8, 2007.

On June 12, 2007, the Company borrowed $5,000 from Mr. Koenig.  The loan bears no interest.  $3,500 was repaid to Mr. Koenig on January 2, 2008, with the remainder to be repaid as soon as the Company is able to do so.

Also on June 12, 2007, the Company borrowed $10,000 from Mr. Nazarenko.  The loan bore no interest.  On June 25, 2007, the Company borrowed an additional $27,000 from Mr. Nazarenko.  In consideration of these two loans, the Company executed and delivered to Mr. Nazarenko a $37,000 unsecured demand promissory note.  The note bore interest at an annual rate of prime plus one percent.  The principal amounts of these loans were repaid to Mr. Nazarenko on December 28, 2007.

On July 3, 2007, the Company borrowed $10,000 from Mr. Nazarenko.  The unsecured loan bore no interest and was repaid on December 28, 2007

On July 31, 2007, we borrowed $100,000 from the Phillips W. Smith Family Trust, a five percent shareholder of the

Company, pursuant to a promissory note.  The note bears interest at the prime rate, and is payable on the first to occur of (1) the Company’s closing on $500,000 of new financing or (2) September 15, 2007 (see “Other Transactions” below).  Under the terms of the promissory note, we will issue to the Smith Family Trust five-year warrants (immediately exercisable) to acquire 100 shares of our common stock for each day the promissory note is outstanding (to be prorated if a portion of the loan is repaid), at $5.00 per share.  On January 3, 2008, we repaid $66,000 of this note.

On August 29, 2007 and October 31, 2007, the Company borrowed for working capital purposes $50,000 and $100,000, respectively, from James Davis, a five percent shareholder of the Company, pursuant to two promissory notes.  The notes bore interest at the prime rate.  In addition, for each day that the notes remained outstanding, the Company agreed to grant to Mr. Davis five-year warrants (immediately exercisable) to purchase 50 and 100 shares of our common stock at an exercise price of 5.00 per share, respectively.  Concurrently with the close of the 2007 Private Placement, we converted the $150,000 of short-term notes into a note in the aggregate principal amount of $142,500 and a warrant to purchase 30,000 shares of our common stock on substantially the same terms and conditions as the notes and warrants in the 2007 Private Placement.  At the same time, we issued to Mr. Davis the 11,850 warrants accrued pursuant to the promissory notes as of December 27, 2007.

On September 10, 2007, the Company issued a total of 1,100 shares of its common stock to Mr. Carlson and Mr. Smith as repayment for $3,330 of outstanding loans to the Company.

On September 28, 2007, the Company borrowed for working capital purposes $15,000 from Mr. Smith and $10,000 from Robert J. Rudelius, both directors of the Company.  The unsecured loans bore no interest.  Upon the first closing of the 2007 Private Placement, these loans were converted into units under that offering.

On November 30, 2007, the Company borrowed for working capital purposes $25,000 from Mr. Davis.  This loan bore interest at the prime rate computed on the basis of the actual number of days elapsed in the payment period and a 365-day year.  In addition, for each day that the loan remained outstanding, the Company agreed to grant to Mr. Davis five-year warrants (immediately exercisable) to purchase 25 shares of our common stock at an exercise price of $5.00 per share.  We converted the principal amount of this short-term loan into units under the 2007 Private Placement, and issued the 700 warrants accrued as of December 27, 2007.

Other Transactions

From January 2002 through December 15, 2006, the Company sublet office space serving as the Company’s executive offices, on a month-to-month basis, from a company majority-owned and controlled by one of the Company’s directors, Mr. Taylor. The Company believes the monthly rent incurred was at market rate for such executive office space in Minneapolis, Minnesota.

The Company’s executive offices are temporarily located within the offices of Mr. Nazarenko.  Our rental cost for these temporary offices is approximately $2,200 per month, which we believe is at market for similar office space in Minneapolis, Minnesota.  Mr. Nazarenko has informally agreed to defer payment of the rent until we are able to pay.

In connection with the renewal of our Crown Bank notes to, among other things, extend the maturity date of such notes to February 28, 2009, we borrowed $600,000 from the Phillips W. Smith Family Trust, pursuant to a promissory note and used the proceeds to retire $600,000 of the original Crown Bank loan obligation.  The promissory note matures on February 28, 2009, bears interest at 1.0 percent over the prime rate and has a subordinated security interest in all of the Company’s assets.  As consideration to the Smith Family Trust for lending funds to us and to James Davis, Bruce Culver and William Reiling, each five percent shareholders of the Company and the three remaining guarantors of the Crown Bank promissory notes, for extending their guarantees through February 28, 2009, we issued to them an aggregate amount of 122,222 shares of our common stock on December 28, 2007.  We also agreed to issue to them (1) an aggregate amount of 24,445 shares of our common stock if the Crown Bank promissory notes and

$600,000 promissory note remain outstanding on October 31, 2008 and (2) five-year warrants to acquire a maximum aggregate of 61,112 shares of our common stock at an exercise price of $2.00.  The warrants will be issued on the earlier of a closing of an underwritten public offering or October 31, 2008, and will be exercisable beginning on the one-year anniversary of that date.

During the year ended December 31, 2007, the Company sold 125,000 of the Company’s investment units, consisting of one share of our common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of our common stock for $2.50($5.00 per share), at a price of $4.00 per unit, with total proceeds of $500,000.  The investment units were sold in tranches of 31,250 units each (on January 18, January 23, February 28 and May 1) to James Davis, Bruce Culver, William Reiling and the Phillips W. Smith Family Trust.

On March 21, 2007, we amended the terms of four 10% unsecured convertible subordinated debentures in the aggregate amount of $733,344 issued by us to James L. Davis, Bruce Culver, William S. Reiling and the Phillips W. Smith Family Trust.  Under the amendment, each debenture holder agreed to accept as payment for interest due on the debenture the following:

•                  cash paid for interest from inception through May 31, 2006;

•                  investment units, consisting of one share of stock and a three-year warrant to acquire 0.5 shares of Company common stock at $2.50 ($5.00 per share), for interest accrued from June 1, 2006 through January 31, 2007, with such accrued interest converted into investment units at a price of $4.00 per unit; and

•                  cash or shares of our common stock (converted on the basis of $5.00 per share), at the option of the Company, for interest accrued from February 1, 2007 through settlement of the debenture.

Accordingly, on March 21, 2007, the Company issued a total of 12,478 shares of its common stock and three-year warrants (immediately exercisable) to acquire up to 6,239 shares of its common stock at 5.00 per share to the four debenture holders.

On December 27, 2007, we further amended the terms of the four 10% unsecured convertible subordinated debentures in the aggregate amount of $733,344 issued by us to James Davis, Bruce Culver, William Reiling and the Phillips W. Smith Family Trust, each guarantors of our Crown Bank promissory notes, so that the Debentures will automatically convert into shares of our common stock at the closing of the public offering at $3.00 per share.

On December 27, 2007, the Company held a closing of its 2007 Private Placement.  In addition to the conversion of existing loans into units offered in the 2007 Private Placement, Robert Rudelius and James Davis invested $10,000 and $200,000 in 2007 Private Placement units, respectively.  Jeanne Rudelius, sister of Robert Rudelius and Jason Davis, son of James Davis, invested $20,000 and $30,000 in 2007 Private Placement units, respectively.

Director Independence

Each of Messrs. Koenig, Rudelius and Smith qualifies as an “independent director,” as such term is defined in Section 4200(a)(15) of the NASDAQ listing standards.  Prior to his resignation as director on March 11, 2008, Mr. Nazarenko also qualified as an “independent director.”  As an executive officer of the Company, Mr. Carlson does not qualify as an “independent director.”

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

2.2	Amended and Restated Bylaws of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB filed March 31, 2005).
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

4.3

Form of Warrant to acquire a total of 300,000 shares of common stock of ProUroCare Medical Inc., issued in favor of Artann Laboratories, Inc. and Vladimir Drits effective as of July 19, 2004 and December 2, 2004 (incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2/A filed October 1, 2004).

4.4

Form of warrants issued to promissory note guarantors and a lender between September 14 and October 19, 2005 (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-KSB filed March 31, 2006).

4.5

Form of Convertible Subordinated Debenture issued in favor of William Reiling and James Davis dated February 17, 2006 and issued in favor of the Phillips W. Smith Family Trust and Bruce Culver dated February 28, 2006 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed February 23, 2006).

4.6

Warrant to acquire 25,000 shares of common stock of ProUroCare Medical, Inc. issued in favor of Adron Holdings, LLC, dated January 25, 2006 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed January 31, 2006).

4.7

Security Agreement between Crown Bank and ProUroCare, Inc., dated January 11, 2006 and executed February 16, 2006 (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed February 23, 2006).

4.8	Security Agreement between Crown Bank and ProUroCare, Inc., dated February 28, 2006 (incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K filed March 3, 2006).
4.9	Security Agreement between Crown Bank and ProUroCare Medical, Inc., dated February 28, 2006 (incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K filed March 3, 2006).
4.10

Warrant to acquire 37,500 shares of common stock of ProUroCare Medical, Inc. issued in favor of Roman Pauly and Maryjo Pauly, dated June 1, 2006 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 6, 2006).

4.11

Form of warrant to acquire shares of common stock of ProUroCare Medical, Inc. issued to lenders in connection with a $100,000 promissory note, dated November 29, 2006 and January 3, 2007 (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-KSB filed March 30, 2007).

4.12

Form of warrants to acquire shares of common stock of ProUroCare Medical Inc. issued in favor of subscribers of the Company’s $500,000 Investment Unit offering dated January 18 and January 23, 2007 (incorporated by reference to Exhibit 4.18 to Annual Report on Form 10-KSB filed March 30, 2007)

4.13

Form of revised Convertible Subordinated Debenture issued to William Reiling, James Davis, Bruce Culver, and the Phillips W. Smith Family Trust in replacement of Convertible Subordinated Debentures dated February 17, 2006 and February 28, 2006 (incorporated by reference to Exhibit 4.23 to Annual Report on Form 10-KSB filed March 30, 2007).

4.14	Amendment No. 1 to warrant to acquire 300,000 shares of common stock of ProUroCare Medical Inc., originally issued in favor of BINA Enterprises on April 5, 2004, dated April 5, 2007 (filed herewith).
4.15	Form of Amendment No. 1 to Convertible Subordinated Debentures issued to William Reiling, James Davis, Bruce Culver, and the Phillips W. Smith Family Trust, dated December 28, 2007 (filed herewith).
4.16	Form of warrant issued pursuant to the Company’s 2007 Private Placement dated December 27, 2007 (filed herewith).
4.17	Warrant issued to James Davis dated December 27, 2007 (filed herewith).
4.18	Form of warrant issued pursuant to the Company’s 2008 Private Placement dated February 13, 2008 (filed herewith).
4.19*	ProUroCare Medical Inc. Amended and Restated 2002 Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed March 31, 2008).
4.20*	ProUroCare Medical Inc. Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed March 31, 2008).
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

10.7	Memorandum of Understanding between ProUroCare Inc. and Urologix, Inc., dated July 27, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 2, 2005).
10.8	Sublicense agreement between ProUroCare Inc. and Urologix, Inc., dated July 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 2, 2005).
10.9

Amendment #1 to License Agreement by and between ProUroCare Inc. and Rensselaer Polytechnic Institute Dated July 13, 2001, dated July 27, 2005 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 2, 2005).

10.10	Demand Promissory Note issued in favor of Alexander Nazarenko, dated January 25, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 31, 2006).
10.11	Demand Promissory Note issued in favor of David Koenig, dated January 25, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 31, 2006).
10.12

Loan Agreement by and among Adron Holdings, LLC, ProUroCare Inc., Maurice Taylor II and David Koenig, dated January 25, 2006 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 31, 2006).

10.13	Promissory Note issued in favor of Adron Holdings, LLC, dated January 25, 2006 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 31, 2006).
10.14

Promissory Note issued in favor of Crown Bank, executed February 16, 2006 and effective January 11, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 23, 2006).

10.15	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated January 10, 2006 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 23, 2006).
10.16	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. dated February 28, 2006 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 3, 2006).
10.17

Assignment of CS Medical Technologies LLC License Agreement between ProUroCare Inc. and Crown Bank, dated January 11, 2006 and executed February 16, 2006 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 23, 2006)

10.18

Assignment of Profile LLC License Agreement between ProUroCare Inc. and Crown Bank, dated January 11, 2006 and executed February 16, 2006 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 23, 2006).

10.19	Promissory Note issued in favor of Crown Bank, dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 3, 2006).
10.20

Final Settlement Agreement and Unconditional Release between Todd E. Leonard, and ProUroCare, Inc., dated March 3, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 3, 2006).

10.21	Promissory Note issued in favor of Roman Pauly, dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2006).
10.22

Amendment #1 to Promissory Note dated June 1, 2006 issued in favor of Roman Pauly, dated August 24, 2006 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB filed September 18, 2006).

10.23

Promissory Note issued in favor of Adron Holdings, LLC, dated November 29, 2006, as amended March 21, 2007 (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-KSB filed March 30, 2007).

10.24

Amendment #2 to Promissory Note dated June 1, 2006 issued in favor of Roman Pauly, dated March 21, 2007 (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-KSB filed March 30, 2007).

10.25	Amendment to MOU between ProUroCare Inc. and Urologix Inc., dated March 21, 2007 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-KSB filed March 30, 2007).
10.26

Termination and Intent for Cooperation Agreement dated April 16, 2007 by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed May 15, 2007).

10.27	Promissory Note issued in favor of Alexander Nazarenko, dated April 17, 2007 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB filed May 15, 2007).
10.28	Maurice Taylor Agreement to Defer Payment of Accrued Salary dated May 11, 2007 (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB filed May 15, 2007).
10.29	Michael Grossman Final Separation Agreement dated May 11, 2007 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-QSB filed May 15, 2007).
10.30	Promissory Note issued in favor of Alexander Nazarenko, dated June 25, 2007 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB filed August 14, 2007).
10.31*	Employment Agreement by and between ProUroCare Inc. and Richard B. Thon, dated July 21, 2007 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB filed August 14, 2007).
10.32	Promissory Note issued in favor of Phillips W. Smith, dated July 31, 2007 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed August 14, 2007).
10.33

Amendment # 2 to Promissory Note issued in favor of Adron Holdings, LLC on November 29, 2006, dated August 8, 2007 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB filed August 14, 2007).

10.34	Promissory Note issued in favor of James Davis, dated August 29, 2007 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed November 14, 2007).
10.35	Promissory Note issued in favor of the Phillips W. Smith Family Trust, executed on October 31, 2007 effective as of October 15, 2007 (filed herewith).
10.36	Security Agreement issued in favor of the Phillips W. Smith Family Trust, executed on October 31, 2007 effective as of October 15, 2007 (filed herewith).
10.37	$400,000 Promissory Note issued in favor of Crown Bank, executed October 31, 2007(filed herewith).
10.38	$1,200,000 Promissory Note issued in favor of Crown Bank, executed October 31 2007 (filed herewith).
10.39	Commercial Loan and Security Agreement with Crown Bank, executed October 31, 2007 and effective as of December 28, 2007 (filed herewith).
10.40	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by Bruce Culver dated October XX, 2007 (filed herewith).
10.41	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by James Davis dated October XX, 2007 (filed herewith).
10.42	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by Phil Smith dated October XX, 2007 (filed herewith).
10.43	Promissory Note issued in favor of James Davis, dated October 31, 2007 (filed herewith).
10.44	Promissory Note issued in favor of James Davis, dated November 30, 2007 (filed herewith).
10.45	Form of Convertible Note issued pursuant to the Company’s 2007 Private Placement dated December 27, 2007 (filed herewith).
10.46	Convertible Note issued to James Davis dated December 27, 2007 (filed herewith).
10.47	Form of Convertible Note issued pursuant to the Company’s 2008 Private Placement dated February 13, 2008 (filed herewith).
10.48	Amendment #1 to Promissory Note dated July 31, 2007 between ProUroCare Medical, Inc. and The Phillips W. Smith Family Trust, Dated March 11, 2008 (filed herewith).
10.49	Amendment #1 to $600,000 Promissory Note dated October 15, 2007 between ProUroCare Medical, Inc. and The Phillips W. Smith Family Trust, Dated March 11, 2008 (filed herewith).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Annual Report on Form 10KSB filed March 31, 2005).
21.1	List of Subsidiaries of ProUroCare Medical Inc. (incorporated by reference to Exhibit 21.1 to Registration Statement on Form SB-2 filed August 3, 2004).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan.

Note:                                     In order that share data agree with the underlying documents, no share data in this list of Exhibits have been restated to reflect the Company’s one-for-ten effect of the February, 2008 reverse stock split

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Virchow Krause & Company, LLP for professional services rendered for the calendar years ended December 31, 2007 and 2006, respectively:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees

Audit Fees	$72,243	$60,938
Audit-related Fees	3,750	—
Tax Fees	—	890
All Other Fees	9,825	—
Total Fees	$85,818	$61,828

Audit Fees. These consist of fees billed by our auditors for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-related Fees. These consist of fees billed by our auditors for professional services rendered for the review of an SEC comment letter.

Tax Fees. These consist of fees billed by our auditors for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There consist of fees billed by our auditors for professional services rendered for the review of private placement memorandums.

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
Richard C. Carlson
Chief Executive Officer
Date: March 31, 2008

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed as of the 31st day of March, 2008, by the following persons in the capacities indicated.

Name	Title

/s/ Richard C. Carlson	Chief Executive Officer (Principal Executive Officer)
Richard C. Carlson

/s/ Richard Thon	Chief Financial Officer (Principal Financial and
Richard Thon	Accounting Officer)

/s/ David Koenig	Director
David Koenig

/s/ Robert Rudelius	Director
Robert Rudelius

/s/ Scott E. Smith	Director
Scott E. Smith