Form 10-Q
period 2008-03-31
ProUroCare Medical Inc.
filed 2008-05-08
CIK 1222244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-103781

ProUroCare Medical Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1212923
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

5500 Wayzata Blvd., Suite 310

Golden Valley, Minnesota 55416

(Address of principal executive offices, and Zip Code)

(952) 476-9093

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                              YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The registrant has 1,725,350 shares of common stock outstanding as of May 2, 2008.

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$133,626	$400,613
Restricted cash	44,087	44,000
Prepaid expenses	17,543	21,733
Total current assets	195,256	466,346
Equipment and furniture, net	452	605
Deferred offering expenses	190,421	132,638
Debt issuance costs, net	449,782	439,321
	$835,911	$1,038,910
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$1,600,000	$—
Notes payable, net of original issue discount	643,350	263,143
Convertible debentures, net of original issue discount	515,369	—
Accounts payable	610,042	484,375
Accrued expenses	633,740	801,925
Loans from officers and directors	2,200	10,450
Total current liabilities	4,004,701	1,559,893

Commitments and contingencies
Long-term bank debt	—	1,600,000
Long-term note payable	—	600,000
Long-term convertible notes, net of original issue discount	851,316	970,600
Total liabilities	4,856,017	4,730,493
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 1,727,350 and 1,727,311 shares on March 31, 2008 and December 31, 2007, respectively	17	17

Additional paid-in capital	12,918,531	12,586,496
Deficit accumulated during development stage	(16,938,654)	(16,278,096)
Total shareholders’ deficit	(4,020,106)	(3,691,583)
	$835,911	$1,038,910

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,	Three months ended March 31,	Period from August 17,1999 (inception) to March 31,
	2008	2007	2008
Operating expenses:

Research and development	$—	$24,820	$4,857,552
General and administrative	246,162	444,441	8,050,658

Total operating expenses	246,162	469,261	12,908,210

Operating loss	(246,162)	(469,261)	(12,908,210)

Interest income	253	—	18,011
Interest expense	(389,309)	(295,195)	(3,641,739)
Debt extinguishment cost	(25,340)	(83,700)	(406,716)

Net loss	$(660,558)	$(848,156)	$(16,938,654)

Net loss per common share:
Basic and diluted	$(0.38)	$(0.57)	$(17.25)

Weighted-average number of shares outstanding:
Basic and diluted	1,727,331	1,500,997	982,226

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,	Three months ended March 31,	Period from August 17,1999 (inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(660,558)	$(848,156)	$(16,938,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153	974	20,345
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	30,156	184,224	1,735,258
Issuance of common stock for services rendered	—	—	156,904
Issuance of common stock for debt guarantees	—	—	88,889
Warrants issued for services	—	—	540,636
Warrants issued for debt guarantees	—	—	320,974
Warrants issued for debt extinguishment	25,340	83,700	335,997
Amortization of note payable original issue discount	12,904	23,162	255,091
Amortization of convertible debt original issue discount	189,720	60,273	644,562
Amortization of debt issuance and deferred offering costs	91,518	130,028	1,375,687
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	—	—	(189,554)
Prepaid expenses	4,190	(24,407)	93,479
Other assets	—	13,773	—
Accounts payable	30,142	60,216	760,597
Accrued expenses	(155,864)	26,467	854,124
Net cash used in operating activities	(432,299)	(289,746)	(7,656,772)
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Deposit into a restricted cash account	(87)	—	(44,087)
Net cash used in investing activities	(87)	—	(64,884)
Cash flows from financing activities:
Net advances from (payments to) line of credit, bank
Proceeds of note payable, bank	—	—	500,000
Payments of note payable, bank	—	—	(500,000)
Proceeds of notes payable	—	—	615,500
Payment of notes payable	(219,793)	(29,100)	(1,257,089)
Proceeds from long-term notes payable and bank debt	446,500	—	4,196,500
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	23,500	—	73,500
Payments for debt issuance costs	(76,558)	—	(601,784)
Payment for rescission of common stock	—	—	(100,000)
Proceeds from loans from officers and directors	—	—	172,600
Payments of loans from officers and directors	(8,250)		(135,100)
Payments for deferred offering expenses	—	—	(28,827)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	335,111	5,682,538
Net cash provided by financing activities	165,399	306,011	7,855,282
Net increase in cash	(266,987)	16,265	133,626
Cash, beginning of the period	400,613	2,407	—
Cash, end of the period	$133,626	$18,672	$133,626

	Three months ended March 31,	Three months ended March 31,	Period from August 17,1999 (inception) to
	2008	2007	March 31, 2008
Supplemental cash flow information:
Cash paid for interest	$44,236	$80,304	$637,572
Non-cash investing and financing activities:
Conversion of notes payable into long-term convertible debentures	—	—	175,000
Conversion of loans from directors into long-term convertible debentures	—	—	25,000
Deferred offering costs included in accounts payable	70,104	—	180,092
Deferred offering costs included in accrued expenses	(12,321)	—	10,329
Debt issuance costs included in accounts payable	25,421	—	81,238
Warrants issued pursuant to notes payable	12,904	23,162	337,091
Prepaid expenses financed by note payable	—	—	111,022
Common stock issued in lieu of cash for accrued expenses	—	49,911	229,636
Common stock issued for debt issuance cost	—	—	158,167
Common stock issued in lieu of cash for accounts payable	—	—	122,291
Common stock issued in lieu of cash for loans from officers and directors	—	7,000	10,300
Proceeds from sale of furniture and equipment	—	—	2,200
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Warrants issued for debt issuance costs	—	—	242,612
Conversion of accounts payable to note payable	—	—	241,613
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 and the period from

August 17, 1999 (inception) to March 31, 2008

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies

(a)       Description of Business, Development Stage Activities and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company that is developing diagnostic equipment and treatments for enlarged prostates and other male urological conditions.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the development of a strategic business plan and a senior management team, product development and fund raising activities.

PUC had no activities from its incorporation in August 1999 until July 2001, when it acquired a license to certain microwave technology from CS Medical Technologies, LLC (“CS Medical”).  In January 2002, PUC acquired a license to certain prostate imaging technology from Profile, LLC (“Profile”).

Pursuant to a merger agreement effective April 5, 2004 (the “Merger”), PUC became a wholly owned operating subsidiary of Global Internet Communications, Inc. (“Global”), which changed its name to ProUroCare Medical Inc. on April 26, 2004.  In connection with the Merger, the Company completed a private placement of 220,500 shares, as adjusted for the Reverse Split (as defined below), of common stock (the “2004 Private Placement”) pursuant to Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”).

On December 27, 2007, the Company’s shareholders approved a one-for-ten reverse split of the Company’s common stock without a corresponding reduction in the number of authorized shares of the Company capital stock (the “Reverse Split”).  The reverse stock split became effective on February 14, 2008.  The exercise price and the number of shares of common stock issuable under the Company’s outstanding convertible debentures, options and warrants were proportionately adjusted to reflect the Reverse Split for all periods presented.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PUC.  Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)       Restatement of Share Data

All share data has been adjusted to give effect to the Reverse Split.

At the effective time of the Merger, all 350,100 shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of ProUroCare common stock issued to Global.  Simultaneously, the non-dissenting shareholders of PUC received an aggregate of 960,300 shares of common stock of Global in exchange for their aggregate of 320,100 shares of PUC.  All share data has been adjusted to give effect to the Merger under which each PUC share was converted into three shares of Global.  The share data in this paragraph has been restated to give effect to the Reverse Split, as noted above.

(b)           Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Operating results for the three months March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Valuation of Stock-Based Compensation.  Effective as of August 17, 1999 (inception), the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 “Share-Based Payment” and on January 1, 2006 adopted SFAS No. 123 (revised 2004), (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values.  The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures.  The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Debt with Beneficial Conversion Features.  The beneficial conversion features of the promissory notes were valued using the Black-Scholes pricing model. The resulting original issue discount is amortized over the life of the promissory notes (generally no more that 24 months) using the straight-line method, which approximates the interest method.

(d)       Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  These calculations reflect the effects of the Company’s Reverse Split (see Note 1(b)).  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were anti-dilutive for the three months ended March 31, 2008 and 2007, and the period from August 17, 1999 (inception) to March 31, 2008 due to the Company’s net losses.  1,160,748 and 536,433 shares of common stock issuable under stock options, warrants, convertible debentures and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the periods ended March 31, 2008 and 2007, respectively, as were the undetermined number of shares issuable pursuant to the convertible notes and warrants issued in connection with our private placements as described and defined in Note 5.

(e)       Stock-Based Compensation

Effective as of August 17, 1999, the Company adopted the fair value recognition provisions of SFAS No. 123 to record option and warrant issuances, including stock-based employee compensation.  The Company’s policy is to grant stock options at fair value at the date of grant and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model.

Effective January 1, 2006, the Company adopted SFAS 123R, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaced SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  Stock-based employee and non-employee compensation cost related to stock options was $15,656, $184,224 and $1,597,734 for the three months ended March 31, 2008 and 2007, and the period from August 17, 1999 (inception) to March 31, 2008, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $37,300 and $1,800 for the years ending December 31, 2008 and 2009, respectively.

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

No stock options were issued in the three months ended March 31, 2008.  In determining the compensation cost of the options and warrants granted during the three months ended March 31, 2007, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	For the three months ended March 31,
	2008	2007
Risk-free Interest Rate	n/a	4.86%
Expected Life of Options Granted	n/a	4.0 years
Expected Volatility	n/a	133.4%
Expected Dividend Yield	n/a	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.  Because of the limited trading history of the Company’s stock, until December 31, 2007 the expected volatility was based on a simple average of daily price data since the date of the Merger on April 5, 2004.  Beginning on January 1, 2008, expected volatility is based on a simple average of weekly price data since the date of the Merger.  Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options.  The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

(f)        Warrants

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”) and EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt. On January 4, 2008, pursuant to a final separation agreement with a former employee, the Company issued to the former employee five-year, immediately exercisable warrants to acquire up to 14,500 shares of the Company’s common stock at an exercise price of $5.00 per share.  The fair value of the warrants was estimated at $1.00 per share using the Black-Scholes pricing model resulting in expense of $14,500 for the three months ended March 31, 2008.  No other warrants were granted during the three months ended March 31, 2008.  The weighted-average per share fair value of warrants granted during the three months ended March 31, 2007 was $4.20, and such warrants were immediately vested and exercisable on the date of grant.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2008	2007
Risk-free Interest Rate	3.74%	4.73%
Expected Life of Warrants Issued(1)	5 years	5 years
Expected Volatility	125.8%	135.1%
Expected Dividend Yield	0	0

(1) The contractual term of the warrants.

Because of the limited trading history of the Company’s stock, until December 31, 2007 the expected volatility was based on a simple average of daily price data since the date of the Merger on April 5, 2004.  Beginning on January 1, 2008, expected volatility is based on a simple average of weekly price data since the date of the Merger.  Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the warrants.  The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of grants.

(g)       Debt Issuance Costs

Debt issuance costs at December 31, 2007 consisted of legal and accounting fees, printing costs and commissions paid to the placement agents related to the Company’s Crown Bank promissory notes, a promissory note issued to the Phillips W. Smith Family Trust (“the Smith Trust”) and the Company’s December 27, 2007 private placements of convertible debentures and warrants (the “2007 Private Placement”).  During the three month period ended March 31, 2008, the Company incurred additional debt issuance costs related to a second closing on the 2007 Private Placement and on closings on an aggregate of $390,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in another private placement (the “February 2008 Private Placement”).  Debt issuance costs are amortized over the term of the related debt as interest expense using the straight-line method, which approximates the interest method.

Debt issuance costs are summarized as follows:

	March 31, 2008	December 31, 2007
Debt issuance costs, gross	$554,092	$452,113
Less amortization	(104,310)	(12,792)

Debt issuance costs, net	$449,782	$439,321

Amortization expense related to debt issuance costs was $91,518, $130,028, and $1,375,687 for the three months ended March 31, 2008 and 2007, and the period from August 17, 1999 (inception) to March 31, 2008, respectively.

(h)       Deferred Offering Costs

The legal fees related to the Company’s private placement of convertible debentures that closed on May 2, 2008 (the “May 2008 Private Placement”)(see Note 8) and an anticipated public offering the Company expects to complete in mid-2008 were recorded as a deferred offering cost asset as of March 31, 2008.  The deferred costs related to the anticipated May 2008 Private Placement and the public offering will be recorded as a cost of the offering upon their closings, or expensed as a general and administrative expense if no such closings occur.

(i)        Restricted Cash

Pursuant to the renewal of the Crown Bank promissory notes (see Note 2), the Company agreed to deposit with Crown Bank four months worth of future interest payments due under the notes.  The Company has further agreed to deposit with Crown Bank all of the interest due on the notes through maturity upon the closing, and out of the net proceeds of, a future underwritten public offering of equity securities of the Company.  The funds on deposit are not available to the Company for any purpose other than for debt service on the Crown Bank promissory notes.

(j)        Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2008, we had an accumulated deficit of approximately $16,939,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 2.  Notes Payable – Bank.

In February 2006, the Company completed two closings of senior debt financing totaling $2,200,000 pursuant to promissory notes issued to Crown Bank at an interest rate of the prime rate plus one percent (6.25 percent and 8.25 percent at March 31, 2008 and December 31, 2007, respectively).  The average interest rate of the notes was 7.24 percent for the three months ended March 31, 2008.  On October 15, 2007, the Company retired $600,000 of the Crown Bank Promissory notes, and on October 31, 2007, the Company renewed the remaining $1,600,000 of notes to mature in February 2009.  The promissory notes are secured by a pledge of all Company assets, including its intellectual property, and are guaranteed by Bruce Culver, James Davis and William Reiling, each five percent shareholders of the Company.

In connection with the renewal, and as a condition to the effectiveness of the terms and conditions of the renewal of the notes, the Company agreed to deposit into escrow with Crown Bank four months worth of future interest payments due under the notes.  On December 28, 2007, the Company deposited $44,000 with Crown Bank as the four months interest requirement, thereby making effective the terms of the renewed notes.  The Company has further agreed to deposit into escrow with Crown Bank all of the interest due on the notes through maturity upon the closing, and out of the net proceeds of, an underwritten public offering of equity securities of the Company.

Note 3.  Notes Payable.

On June 1, 2006, the Company borrowed $75,000 from Mr. Roman Pauly, and in connection therewith issued to Mr. Pauly a promissory note to mature on August 30, 2006 (the “Pauly Note”).  On March 20, 2007 the Pauly Note was amended to extend the due date of the note until the Company closes on an aggregate of $750,000 of incremental debt or equity financing.  On January 22, 2007, January 3, 2008 and February 29, 2008, the Company repaid $25,000, $33,000 and $7,650 of the principal of the Pauly Note, respectively.  At March 31, 2008, the outstanding balance of the Pauly Note was $9,350.  The Pauly Note, as amended, bears interest at the prime rate (6.25 percent and 8.25 percent at March 31, 2008 and December 31, 2007, respectively).  In connection with the amendments, following repayment of the Pauly Note, the Company will issue a five-year warrant to Mr. Pauly to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the promissory note is outstanding after August 30, 2006.  The guidance provided by EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or exchange of Debt Instruments (“EITF 96-19”) indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the August 24, 2006 modification was greater than 10 percent different from the present value of the cash flows under the original agreement.  Accordingly, the accrual of warrants to be issued pursuant to the amended note was recorded as debt extinguishment expense (see Note 6).

On November 30, 2006, the Company borrowed $100,000 from Adron Holdings, LLC (“Adron”).  In connection therewith, the Company issued to Adron an unsecured promissory note that bore an annual interest rate of 60 percent and was set to mature on January 2, 2007 (the “Adron Note”).  On each of March 20, 2007 and August 8, 2007, the Company amended the Adron Note, resulting in a change of the annual interest rate to 42 percent, the extension of its due dates and an agreement to issue to Adron 167 five-year warrants to acquire a total of 5,000 shares at $5.00 per share for each day the principal remained unpaid on and after March 1, 2007.  In January 2008, the Company repaid all of the outstanding principal amount of the Adron Note and issued five-year, immediately exercisable warrants to acquire up to 52,357 shares of the Company’s common stock at $5.00 per share (see Note 6). The guidance provided by EITF 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the modifications was greater than 10 percent different from the present value of the cash flows under the existing agreement.  Accordingly, the accrual of warrants to be issued pursuant to the Adron Note were recorded as debt extinguishment expense (see Note 6).

On May 25, 2007, the Company borrowed $42,585 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement called for ten monthly installment payments of $4,453 beginning July 1, 2007, with an imputed annual interest rate of 9.85 percent.

The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.The remaining principal balance of the financing agreement was repaid during the three months ended March 31, 2008.

On July 31, 2007, the Company borrowed, for working capital purposes, $100,000 from the Smith Trust (a five percent shareholder) pursuant to a promissory note.  The note bears interest at the prime rate (5.25 percent on March 31, 2008).  Following repayment of the promissory note, the Company will issue a five-year warrant to the Smith Trust to acquire 1 share of the Company’s common stock per $1,000 principal balance outstanding at $5.00 per share, for each day the promissory note is outstanding (see Note 6(c)).  On January 3, 2008, the Company repaid $66,000 of this note.  On March 11, 2008, the Company amended the promissory note with the Smith Trust.  Under the terms of the amendment, unpaid principal and interest will be payable upon the Company’s closing of an aggregate of $500,000 or more of incremental debt or equity financing following the date of the amendment.  Interest expense recorded during the three months ended March 31, 2008 and 2007, and the period from August 17, 1999 (inception) to March 31, 2008 was $575, $0 and $3,903, respectively.

At various times the Company receives short-term, unsecured loans from certain officers and directors solely for short-term working capital needs.  These loans are made without any interest or other consideration accruing to the officers and directors, and had no defined terms.  As of December 31, 2007, the Company had borrowed a total of $10,450 from David Koenig, a director.  During the three months ended March 31, 2008, the Company repaid $8,250 of the loan.

On October 31, 2007, the Company issued a promissory note for $600,000 in favor of the Smith Trust, effective as of October 15, 2007.  The proceeds were used to retire $600,000 of the Crown Bank promissory notes.  The promissory note issued to the Smith Trust matures on February 28, 2009, bears interest at the prime rate plus one percent (6.25 percent at March 31, 2008 and 8.25 percent at December 31, 2007, respectively) and has a subordinated security interest in all of the Company’s assets.  Interest expense recorded during the three months ended March 31, 2008 and 2007, and the period from August 17, 1999 (inception) to March 31, 2008 was $10,954, $0 and $21,846, respectively.  In consideration for this loan, on November 7, 2007, the Company agreed to issue 33,333 shares of its common stock to the Smith Trust, the value of which was recorded as debt issuance cost asset (see Note 1(h)).  We also agreed to issue to the Smith Trust: (i) an aggregate amount of 6,667 shares of our common stock if the Crown Bank promissory notes remain outstanding on October 31, 2008 and (ii) five-year warrants to acquire a maximum aggregate of 16,667 shares of our common stock at an exercise price of $2.00.  The total aggregate number of shares subject to the warrants will be determined by dividing 100,000 by the per share price in an underwritten public offering (not less than $2.00), minus 33,333.  The warrants will be issued on the earlier of (i) the date of an underwritten public offering or (ii) October 31, 2008, and will be exercisable beginning on the one-year anniversary of that date.  On March 11, 2008, the Company amended the promissory note with the Smith Trust.  Under the terms of the amendment, interest accrued pursuant to the promissory note will be payable on the maturity date, rather than payable monthly.

On April 3, 2008, the Company borrowed an aggregate of $112,500 pursuant to three promissory notes, each in the amount of $37,500.  The promissory notes were issued in favor of James Davis, William Reiling and the Smith Trust, each five percent shareholders of the Company.  Payment in full of the promissory notes and the interest accrued thereon at an annual rate of 10 percent is due on September 1, 2008.  The promissory notes were issued in connection with the Company’s purchase of certain intellectual property from Profile (see Note 8).

Note 4.  Convertible Debentures.

As consideration to the original guarantors (Bruce Culver, James Davis, William Reiling and the Smith Trust) to provide their guarantees for the Crown Bank promissory notes, the Company issued $733,334 of unsecured convertible 10 percent debentures.  Of the $733,334, $400,000 matures on February 16, 2009 and $333,334 matures on February 28, 2009.  The debentures are convertible into Company common stock at a price of $3.00 per share.  The $733,334 face value of the convertible debentures (before the impact of the calculation of the beneficial conversion feature – see below) are recorded as current liabilities, with the offset of the cost of the debentures recorded as a debt issuance cost asset.  The debt issuance cost asset is being amortized as interest expense over the term of the underlying bank note payable.  The convertible debentures are being treated as debt issuance cost because they represent the costs directly attributable to the bank promissory note financing.

The embedded conversion feature of the convertible debentures does not meet all the characteristics of a derivative instrument as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and therefore was not separated from the host contract and accounted for as a derivative.  The embedded conversion feature does not provide for net settlement, the shares to be issued pursuant to the exercise of the conversion feature will be unregistered and, due to the large number of shares involved and the thinly traded market for the Company’s shares, cannot be readily settled net by a means outside the contract.  The value of the beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($3.00 per share), multiplied by the number of conversion shares that would be issued at that conversion price (244,445 shares).  The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount as defined in EITF 98-5 against the convertible debt liability and is also being amortized as interest expense over the term of the convertible debentures.

On March 21, 2007, the Company and the four convertible debenture holders agreed to amend the debenture agreements.  Pursuant to the revised debenture agreements, among other things, the Company issued a total of 12,478 shares of its Investment Units to the four guarantors in lieu of $49,911 of accrued interest.  Each Investment Unit consists of one share of the Company’s common stock and a 3-year warrant (immediately exercisable) to acquire 0.5 shares of the Company’s common stock for $2.50 ($5.00 per share).  The guidance provided by EITF 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the March 20, 2007 modification was greater than 10 percent different from the present value of the cash flows under the original agreement.  Accordingly, the warrants issued, valued at $26,829 using the Black-Scholes method, were recorded as debt extinguishment expense.  No other gain or loss was recorded.

On December 27, 2007, the four convertible debenture holders agreed to amend the terms of their debentures to provide for automatic conversion of the principal amount of the debentures and the unpaid interest accrued thereon into shares of the Company’s common stock at $3.00 per share upon the closing of an underwritten public offering by the Company.  The $733,334 outstanding principal amount of the debentures will convert into 244,445 shares of the Company’s common stock.  As of March 31, 2008, $86,851 of unpaid accrued interest related to the debentures was outstanding.  Interest will continue to accrue on the debentures until they are converted or otherwise retired.Interest expense recorded during the three months ended March 31, 2008 and 2007, and the period from August 17, 1999 (inception) to March 31, 2008 was $18,538, $18,335 and $156,661, respectively.

Note 5.  Long-term Convertible Debentures.

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

At the closing, the Company issued $997,500 in principal amount of 2007 Notes and 2007 Warrants to purchase 210,000 shares of common stock.  The 2007 Notes bear interest at 10 percent per year, mature on June 27, 2009 and will convert into the type of equity securities offered by the Company in any underwritten public offering prior to maturity at 70 percent of the public offering price.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the 2007 Notes anytime on or after December 27, 2008.  The 2007 Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the 2007 Notes, and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date of the 2007 Notes.

On December 27, 2007, the Company also converted $150,000 of existing loans from James Davis into a note (the “Davis Note”) and warrants (the “Davis Warrants”).  The principal amount of the note issued to Mr. Davis was $142,500.  Mr. Davis also received warrants to purchase 30,000 shares of the Company’s common stock.  The terms of the Davis Note and Davis Warrants are the same as those issued in the 2007 Private Placement, except that, the Davis note is convertible into the type of equity securities offered by the Company in an underwritten public offering at 50 percent of the public offering price.  In addition, Mr. Davis agreed that the equity securities issued upon conversion of the Davis Note and the common stock issued upon exercise of the Davis Warrants will not be transferable for a period of one year beginning on the effective date of the public offering triggering conversion of the note.

On January 4, 2008, the Company closed on the sale of $80,000 of additional units as part of the 2007 Private Placement.  Net cash proceeds to the Company were $69,600, after deducting $10,400 of commissions paid to the placement agent.  At closing, the Company issued $76,000 in principal amount of 2007 Notes and 2007 Warrants to purchase 16,000 shares of common stock.  In total, in the two closings of the 2007 Private Placement, the Company issued a total of $1,073,500 in principal amount of 2007 Notes and 2007 Warrants to purchase 226,000 shares of common stock.

On February 13 and February 28, 2008, the Company closed on an aggregate $390,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in the February 2008 Private Placement.  Net cash proceeds to the Company were approximately $298,000, after deducting approximately $92,000 of expenses of the offering (including $50,700 of commissions paid to the placement agent).  Each $10,000 unit consists of a note in the principal amount of $9,500 (the “February 2008 Notes”) and a warrant to purchase 2,000 shares of our common stock (the “February 2008 Warrants”).  The terms of the February 2008 Notes and February 2008 Warrants are identical to the 2007 Notes and 2007 Warrants, respectively, except that the Company’s option to prepay the February 2008 Notes begins anytime on or after February 13, 2009 and the maturity date of the February 2008 Notes is August 13, 2009.

The embedded conversion features of the 2007 Notes, Davis Notes and the February 2008 Notes do not meet all the characteristics of a derivative instrument as described in SFAS 133, and therefore were not separated from the host contracts and accounted for as derivatives.  The embedded conversion features are indexed to the Company’s common stock, and would be classified in shareholders’ equity under the guidance of EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), if they were freestanding derivatives.  The embedded conversion feature contains an explicit limit on the number of shares to be delivered, the Company has sufficient authorized and unissued shares available to settle the maximum number of shares and the debenture agreement does not contain a net cash settlement feature.  The beneficial conversion features of the promissory notes, valued at $809,512 using the Black-Scholes pricing model, along with the $51,065 relative fair value of the 2007 Warrants, the Davis Warrants, and the February 2008 Warrants, were recorded as an original issue discount as defined in EITF 98-5 against the convertible debt liability, and is being amortized as interest expense over the term of the convertible debentures.  During the three months ended March 31, 2008, $128,776 of the original issue discount was amortized as interest expense.

On May 2, 2008 the Company closed on an aggregate $155,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in the May 2008 Private Placement (see Note 8).

Note 6.  Shareholders’ Equity.

(a)         Common Stock

No common stock was issued during the three months ended March 31, 2008.

(b)         Stock Options

No stock options were issued during the three months ended March 31, 2008.

(c)          Warrants

The warrants described below, issued or to be issued, are exempt from registration under Section 4(2) of the Securities Act as they were or will be issued in non-public offerings to a limited number of subscribers.  Each of the following warrants was valued using the Black-Scholes pricing model:

•                  On January 4, 2008, pursuant to a final separation agreement with a former employee of the Company, the Company issued to the former employee five-year warrants (immediately exercisable) to acquire up to 14,500 shares of the Company’s common stock at an exercise price of $5.00 per share, and amended a previously issued warrant to acquire up to 30,000 shares of the Company’s common stock to provide for cashless exercise thereof.  The warrants, valued at $14,500 using the Black-Scholes pricing model, were recorded as compensation expense during the three months ended March 31, 2008.

•                  Pursuant to the terms of the Adron Note (see Note 3), upon the repayment of the principal thereon on January 16, 2008, the Company issued five-year, immediately exercisable warrants to acquire up to 52,357 shares of the Company’s common stock at $5.00 per share.  During the three months ended March 31, 2008, the accrual of 1,347 warrants valued at $4,849 using the Black-Scholes pricing model was expensed as debt extinguishment expense.  During the three months ended March 31, 2007, the issuance of 5,167 warrants valued at $23,162 using the Black-Scholes pricing model was expensed as interest expense and the accrual of 10,168 warrants valued at $36,604 was recorded as debt extinguishment expense.

•                  In connection with amendments to the Pauly Note (see Note 3), following repayment of the Pauly Note, the Company will issue a five-year warrant (immediately exercisable) to Mr. Pauly to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the Pauly Note is outstanding after August 30, 2006.  As of March 31, 2008, the Company had accrued for issuance warrants to acquire 24,186 shares of the Company’s common stock pursuant to this arrangement.  During the three months ended March 31, 2008 and 2007, the accrual of 3,795 and 3,753 warrants valued using the Black-Scholes pricing model at $20,492 and $20,267, respectively, were expensed as debt extinguishment expense.

•                  On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs pursuant to a promissory note issued to the Smith Trust (see Note 3).  Following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the Smith Trust to acquire 1 share of the Company’s common stock per $1,000 principal outstanding at $5.00 per share for each day the promissory note is outstanding after August 30, 2006.  As of March 31, 2008, the Company had accrued for issuance warrants to acquire 18,626 shares of the Company’s common stock pursuant to this arrangement.  During the three months ended March 31, 2008, the accrual of 3,226 warrants valued at $12,904 using the Black-Scholes pricing model was expensed as interest expense.

•                  On April 3, 2008, as consideration to James Davis, William Reiling and the Smith Trust, for providing certain loans to the Company, the Company issued five-year warrants (immediately exercisable) to purchase a total of 75,000 shares of the Company’s common stock at $1.50 per share to each lender (see Note 8).  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants, valued at $69,000 using the Black-Scholes pricing model, were allocated $42,769 which will be recorded as original issue discount on the related promissory notes and will be expensed as interest expense over the term of the promissory notes.

Note 7.  Income Taxes.

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

The Company had no significant unrecognized tax benefits as of March 31, 2008 and December 31, 2007 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.

The Company has generated net operating loss carryforwards of approximately $4.2 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed the Merger and private placement transactions that occurred in April 2004, and believes that they do not constitute such an ownership change.  However, additional shares and warrants likely to be issued pursuant to the Company’s financing efforts, together with certain transactions occurring in the previous 36-month period, may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforwards to the above limitations.  Based on the Company’s estimates, the limitation would apply to substantially all of the $4.2 million net operating loss carryforwards.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2004 - 2006
State of Minnesota 2004 - 2006

Note 8.  Subsequent Events.

Asset Purchase Agreement and Promissory Note

On April 3, 2008, the Company purchased certain patents, patent applications and know-how (the “Assets”) from Profile pursuant to an asset purchase agreement (the “Asset Purchase Agreement”).  The purchase price of the Assets was $300,000, of which $150,000 was paid in cash and $150,000 was financed under a secured promissory note issued in favor of Profile (the “Profile Note”).  Pursuant to the terms of the Profile Note, the principal and interest accrued thereon becomes due and payable five business days following the close of a public offering of the Company’s equity securities or August 29, 2008, whichever occurs first (the “Maturity Date”).  Interest will accrue at an annual rate of 10 percent prior to the Maturity Date and 18 percent thereafter.  In the event the Profile Note is not fully paid at the Maturity Date or within 45 days thereafter, Profile may enforce its right to have the Assets returned, and the Company will not be able to recoup any monies that were previously paid to Profile.  The Profile Note was made in connection with, and subject to the terms and conditions of, a Security Agreement dated April 3, 2008 between the Company and Profile under which the Company granted to Profile a security interest in the Assets. As noted by SFAS No. 2, “Accounting for Research and Development Costs,” regarding costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses, the Assets will be immediately expensed as research and development expense

Prior to purchasing the Assets, the Company had licensed certain rights to the Assets from Profile.  Profile is a five percent shareholder of the Company.  The technology encompassed by the Assets provides the basis for the ProUroScanTM system, the Company’s initial product currently in the final stages of development.

Issuance of Notes and Warrants

On April 3, 2008, the Company borrowed an aggregate of $112,500 pursuant to three unsecured promissory notes, each in the amount of $37,500.  The promissory notes were issued in favor of James Davis, William Reiling and the Smith Trust.  Payment in full of the promissory notes and the interest accrued thereon at an annual rate of 10 percent is due on September 1, 2008.  As consideration for providing the loans, the Company issued immediately exercisable, five-year warrants to purchase 25,000 shares of the Company’s common stock at $1.50 per share to each lender.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants, valued at $69,000 using the Black-Scholes pricing model, with a relative fair value of $42,769, will be recorded as original issue discount on the related promissory notes, and will be expensed as interest expense over the term of the promissory notes.  The proceeds of the loans were used to pay for the purchase of the Assets from Profile, as described above.

Private Placement Closing

On May 2, 2008 the Company closed on an aggregate $155,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in the May 2008 Private Placement.  Net cash proceeds to the Company were approximately $120,000, after deducting approximately $35,000 of expenses of the offering (including $20,150 of commissions paid to the placement agent).  Each $10,000 unit consists of a note in the principal amount of $9,500 and a warrant to purchase 2,000 shares of our common stock.  The terms of the notes and warrants are identical to the 2007 Notes and 2007 Warrants, respectively, except that the Company’s option to prepay the May 2008 notes begins anytime on or after May 2, 2009 and the maturity date of the May notes is November 2, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2008 and 2009 working capital needs and launch our products into the marketplace in subsequent years; our ability to complete the development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing of all U.S. Food and Drug Administration (“FDA”) and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets, and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview; Product Offerings.

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we,” “us” or “our,” which terms include reference to our wholly owned subsidiary, ProUroCare Inc. (“PUC”)) is a development stage company that is focused on developing advanced mechanical imaging technology for assessing the size, shape and volume of the prostate by creating a visual image of the prostate gland for use in identifying and characterizing abnormal lesions or tissue and monitoring the effects of prostate treatments.

The Company’s primary activities to date have focused on acquiring technology, intellectual property rights and working with Artann Laboratories Inc. (“Artann”) to complete development of the ProUroScanTM prostate imaging system.  We have assembled an experienced management team and identified the necessary clinical, regulatory and reimbursement resources to assist us in moving the product to market.  We have aggressively worked to obtain the funding to complete development of the ProUroScanTM system and to bring it to market.

Our initial product is the ProUroScanTM system, a mechanical imaging system that enables physicians to identify and characterize the existence of abnormal prostate tissue and monitor changes in prostate tissue over time.  During the next 12 months, assuming our financing efforts are successful (see “Liquidity and Capital Resources,” below), we expect to prepare the ProUroScanTM system for clinical trials, obtain FDA clearance on a basic mapping and data maintenance labeling claim and prepare to launch our product into the market, although there can be no assurance that we will be successful in meeting these milestones.  We are currently exploring potential marketing relationships with medical device companies that are interested in marketing products in the prostate cancer detection market.   We expect such a relationship would provide both financial support and access to down stream marketing, engineering, manufacturing and sales capabilities.

The ProUroScanTM system has been developed by us under development contracts with Artann, a scientific technology company focused on early-stage technology development.  In September 2006, Artann was awarded a $3 million Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute (the “2006 NIH Grant”) to help advance the development and application for clearance of our ProUroScanTM system by the FDA.  It is our intent to work with Artann under this grant to finalize our current system for clinical trials, and to expand our working relationship with Artann to include their participation in the development and licensing of future generations of the ProUroScanTM system.  We are currently in active negotiations with Artann to enter into a development and licensing agreement that will provide the foundation for future development of the ProUroScanTM system.

Current Developments

On April 3, 2008, we purchased certain patents, patent applications and know-how (the “Assets”) from Profile LLC (“Profile”) for $300,000.  The technology encompassed by the Assets provides the basis for the ProUroScanTM system, our initial product currently in the final stages of development.  Prior to purchasing the Assets, we had licensed rights to the Assets from Profile.  By purchasing the Assets, we both secure our key intellectual property and eliminate potentially very significant royalty payments to Profile upon commercialization of the ProUroScanTM system.  As discussed in Note 8 to the consolidated financial statements, we financed the purchase of the Assets by issuing a $150,000 promissory note to Profile (secured by the Assets) and by issuing an aggregate $112,500 of unsecured promissory notes to three individual investors.

On May 2, 2008, the Company closed on an aggregate $155,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in a private placement on terms essentially the same as the 2007 Private Placement and the February 2008 Private Placement.  As of May 2, 2008, the Company has closed on a total of $1,825,000 of units in the three private placements, including the conversion of $175,000 of existing debt into units.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended March 31, 2008 were $246,162, a decrease of $233,099, or 48 percent, compared to $469,261 last year.  The decrease is primarily the result of cost cutting efforts in early 2007 that included the retirement of our former Chief Executive Officer and the terminations of our former President and Chief Operating Officer and another employee.

Compensation and benefits costs in the three months ended March 31, 2008 decreased approximately $84,000, or 51 percent, compared to last year.  Stock-based compensation declined approximately $154,000, or 84 percent, compared to last year, as several employee stock options became fully vested during 2007 and were therefore fully expensed prior to 2008, and a one-time, $96,000 expense was recognized during the three months ended March 31, 2007 related to an extension of the exercise period of a warrant.  Additionally, work on our ProUroVision product was also terminated in early 2007; approximately $24,000 of research costs was recorded in the three months ended March 31, 2007.  These decreases were off set by approximately $20,000 of legal fees associated with one-time costs of our reverse stock split, the filing of our Registration Statement on Form S-8 and other SEC filings and an approximately $9,000 increase in audit fees, during the three months ended March 31, 2008.

Net Interest Expense.  Net interest expense for the three months ended March 31, 2008 was $389,056, an increase of 32 percent, compared to $295,195 last year.  The increased interest can be attributed to the issuance of convertible notes to investors in our 2007 Private Placement and our February 2008 Private Placement.  Amortization of the original issue discount attributable to warrants issued in the private placements resulted in approximately $130,000 of recorded interest expense in the three months ended March 31, 2008, while the interest on the convertible notes totaled approximately $35,000.  These increases were partially offset by interest expense reductions resulting from declining interest rates (down approximately 30 percent from last year) and a reduction in the amounts of loans that were outstanding.

Debt Extinguishment Expense.  Our debt extinguishment expense for the three months ended March 31, 2008 was $25,340, a decrease of 70 percent, compared to $83,700 last year.  Our debt extinguishment expense arises primarily from the cost of warrants accrued for issuance pursuant to the provisions of short-term loans from certain individual lenders.  The decrease was due to the repayment of a significant portion of these outstanding short term loans in late 2007 and in early 2008.

Assets; Property Acquisitions and Dispositions

Our primary assets are patents and patent applications, which are the foundation for our proposed product offerings.  These assets are pledged as collateral on a $150,000 loan, and also secure a $1.6 million senior bank note and a note issued to an investor in the amount of $600,000 and, as a result, are not available to secure other senior debt financing.  We anticipate purchasing approximately $135,000 of computer equipment, development tools and molds, software and production tooling during the next 12 months.  We do not anticipate selling any significant equipment or other assets in the near term.

Current Operations – Employees and Expenses

We currently employ only two employees.  We conduct our research and development, market research, regulatory and other business operations through the use of a variety of consultants and medical device development contractors.  We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources during our development stage.  As we prepare for submission to the FDA and market launch of our ProUroScanTM system, over the next 12 months we expect to hire approximately 7 employees in the areas of engineering, regulatory compliance, marketing and quality control.  During the next 12 months, we expect to complete the development of clinical ProUroScanTM systems, conduct clinical trials and file a 510(k) submission with the FDA, begin the registration process in the European Union and establish strategic marketing and contract manufacturing relationships in anticipation of regulatory clearance to enter the market.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases and transfer agent fees.  We currently occupy temporary offices within the office of a former Company director, for which we accrue rent on a month-to-month basis of approximately $2,200 per month.  Upon successful completion of our current funding efforts, we expect to relocate to permanent offices of approximately 2,000 square feet.  Other expenses incurred include executive officer compensation, expensing of stock options, travel, insurance, telephone, supplies and other miscellaneous expenses.  In the next 12 months, the Company anticipates that it will spend approximately $1.3 million in marketing and administrative expenses.  Of these, the Company expects that approximately $550,000 will be for compensation, benefits and payroll taxes and approximately $180,000 will be for consulting costs.

The remaining work to prepare the ProUroScanTM system for FDA clinical studies consists primarily of engineering and user interface refinements, safety and bio-testing and completion of documentation and validation studies.  Over the next 12 months, we expect this work to be performed by Artann and other independent contractors.  We are actively engaged in negotiations with Artann to complete the remaining phases of the ProUroScanTM project, and anticipate completing a development agreement in the second quarter of 2008.  A significant portion of these costs are eligible for coverage under the 2006 NIH Grant.  Although the terms of our development agreement have yet to be finalized, we expect that a combination of cash and equity will be provided to Artann, spread out over the next five years.  We are also negotiating a license agreement with Artann to provide access to know how and future intellectual property associated with prostate mechanical imaging.  We expect that payment for these interests will be paid by a combination of fees and royalties.  Over the next 12 months, we expect that cash and equity payments to all outside contractors for research, development and clinical work, net of amounts reimbursed from the 2006 NIH Grant, may range between $2 and $3 million.

We also anticipate developing a small internal engineering team with competencies in electrical and mechanical engineering and software design and development to fill specific project requirements not covered by Artann or other outside contractors.  Internal salaries, benefits and miscellaneous departmental expenses for software and hardware development, regulatory work and project management over the next 12 months are estimated to be $240,000.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $432,000 during the first quarter of 2008 compared to approximately $290,000 in the first quarter of 2007.  The increase in cash used was primarily the result of payments of accrued expenses, including accrued compensation, in the first quarter of 2008.

Net cash provided by financing activities was approximately $165,000 during the first quarter of 2008 compared to approximately $306,000 in the first quarter of 2007.  Net proceeds of our private placements during the first quarter of 2008 of approximately $393,000 were offset by payments of notes payable and loans from directors of approximately $228,000.  During the first quarter of 2007, net proceeds from the issuance of common stock of approximately $335,000 was offset by payments of notes payable of approximately $29,000.

We do not currently have sufficient funds to complete the development of our products and gain approval of them from the FDA.  As of March 31, 2008, we had approximately $134,000 cash on hand and current liabilities of approximately $4.0 million.  We estimate that we will need approximately $3.5 million of cash over the next 12 months to complete the development of a first generation system, submit a premarket notification application to the FDA and obtain FDA 510(k) clearance for basic mapping and data maintenance labeling claims.  In addition, we have $2.2 million of secured debt and $733,334 of convertible debt, both of which mature at the end of February 2009, and other short term liabilities exceeding $1,150,000.

During the next 12 months, we plan to raise approximately $5.1 million through private or public offerings of our debt or equity securities, alternative financing sources that may become available to us or some combination of these.  We anticipate that the net proceeds from such financings will be sufficient to fund our operations and retire approximately $700,000 of short term liabilities. We intend to address the $2.2 million secured debt that matures in February 2009 by seeking an equity investment or licensing fee from a strategic marketing partner, or by seeking an extension of the maturity dates.  We expect that the convertible debt will be converted into common stock during the next 12 months.  If we are unsuccessful in obtaining an equity investment or licensing fee, or an extension of the maturity date of the secured debt, or if the convertible debt is not converted into our common stock, we will need to raise additional funds.

Sources of alternative financing include possible strategic investments from medical device companies that may be interested in marketing products in the prostate cancer detection market.  In addition to financial support, a successful collaboration with such a company would allow us to gain access to down stream marketing, engineering, manufacturing and sales support.

Approximately $2.3 million of our outstanding convertible debentures will automatically convert into equity upon our closing of an underwritten public offering.  In addition, to date we have issued a total of 334,000 warrants in our 2007 and 2008 private placements, and additional warrants may be issued pursuant to our financing efforts.

We are attempting to raise enough cash to complete the development of a first generation ProUroScanTM system and to seek or obtain FDA 510(k) clearance for basic mapping and data maintenance labeling claims.  However, if our financing efforts are unsuccessful or significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.  If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, or the issuance and exercise of warrants or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interests.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations and such securities may have rights senior to those of existing holders of common stock.  If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion, or to develop or enhance our products.  Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.  See Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 for a complete discussion of our risk factors.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2008, we had an accumulated deficit of approximately $16.9 million.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our unaudited consolidated financial statements included in this Quarterly Report on Form 10Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.

A description of the Company’s critical accounting policies that represent the more significant judgments and estimates used in the preparation of the Company’s financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company, like most other public companies, is involved in legal proceedings in the conduct of the ordinary course of its business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth under Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the material changes to those risk factors set forth below before purchasing our common stock.  These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment.  We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

The following risk factors disclosed in our Annual Report on Form 10-KSB have been deleted as a result of our April 3, 2008 acquisition of key patents, patent applications and know-how from Profile that we had previously licensed:

•                  We license from third parties, and do not own or control, key intellectual property critical to our products.

•                  If we lose our right to license and use from third parties certain critical intellectual property for any reason, our entire business would be in jeopardy.

•                  The protections for the intellectual property we license from other parties may be successfully challenged by third parties.

•                  We will begin to lose patent protection on our licensed prostate-imaging systems and related patent technologies beginning in 2012.  As we lose patent protection on our critical licensed technologies, it may have a material adverse effect on our business

The following risk factors replace the deleted risk factors noted above as a result of our April 3, 2008 acquisition of key patents, patent applications and know-how from Profile that we had previously licensed:

The intellectual property we own is subject to a secured $150,000 loan which, if not settled upon maturity, could lead to the loss of our patent rights and put our entire business in jeopardy.

We have purchased certain patents, patent applications and know-how from Profile that is critical to our proposed products.  A portion of the purchase price of the patents, patent applications and know-how was financed under a secured, $150,000 promissory note issued in favor of Profile.  Pursuant to the terms of the note, the principal and interest accrued thereon becomes due and payable five business days following the close of a public offering of our equity securities or August 29, 2008, whichever occurs first.  In the event the note is not fully paid upon maturity or within 45 days thereafter, Profile may enforce its right, which is secured by an agreement under which we granted to Profile a security interest, to have the patents, patent applications and know-how returned, and we will not be able to recoup any monies that were previously paid to Profile.  If the foregoing breach and circumstances occurred, the viability of the Company would be in question. Our only alternatives would be to find existing and non-infringing technology to replace the lost technology, if any exists, or develop new technology ourselves.  The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products and could have a material adverse effect on our business.

The protections for our key intellectual property may be successfully challenged by third parties.

We own various key intellectual properties.  No assurance can be given that any intellectual property claims will not be successfully challenged by third parties.  Any challenge to our intellectual property, regardless of merit, would likely involve costly litigation which could have a material adverse effect on our business.  If a successful challenge were made to intellectual property that is critical to our proposed products, the pursuit of any such alternative would likely cause significant delay in the development and introduction of such products. Moreover, a successful challenge could call into question the validity of our business.

We will begin to lose patent protection on our prostate-imaging systems and related patent technologies beginning in 2012.  As we lose patent protection on our critical technologies, it may have a material adverse effect on our business.

We rely on certain patents to provide us with exclusive rights for our technology.  One of these patents will expire in 2012, another in 2013, while the remainder will expire between 2016 and 2021.  As we begin to lose certain patent protections on our prostate-imaging systems and related critical patented technologies in 2012, we may face strong competition as a result, which could have a material adverse effect our business.

The risks and uncertainties listed below are fully described in our Annual Report on Form 10-KSB, to which no material changes have been made:

•                  As a development stage company, we have no operating history and our business plan has not yet been fully tested.  We anticipate incurring future losses until our products are completed, regulatory approval is secured and our products are introduced into the United States and worldwide markets.

•                  We have a history of operating losses and have received a “going-concern” qualification from our independent registered public accounting firm.

•                  We are currently in need of financing and will need additional financing during 2008, and any such financing will likely be dilutive to our existing shareholders.

•                  Even if we raise enough cash in our financing efforts to complete development of a first generation ProUroScanTM system and to obtain FDA clearance of a 510(k) on a basic mapping and data maintenance claim, we will still require additional financing to launch our product into the market.

•                  If we are unable to secure a distribution partner for the commercial launch of our first generation ProUroScanTM system, we may require additional financing to launch our product into the market.

•                  If FDA clearance is delayed, including because we are not able to raise enough funds to get us through the regulatory process, we could potentially be forced to cease operations.

•                  Our assets are pledged to secure a $1.2 million senior bank note and a $600,000 note issued to an investor and, as a result, are not available to secure other senior debt financing.  Upon the occurrence of an event of default, our assets will be assigned to guarantors of the senior bank note and the holder of such $600,000 promissory note.

•                  Our products have not been, and may never be, fully commercially completed and developed.

•                  We are relying upon Artann Laboratories, Inc. (“Artann”) to complete development of the ProUroScanTM system and will not be able to control the pace of that development.  Failure to establish a new development and licensing agreement on terms acceptable to the Company would significantly delay the development and market introduction of the ProUroScanTM system and would have a material adverse effect on our business.

•                  Failure to obtain a license for intellectual properties owned by Artann would have a material adverse effect on our business.

•                  The commercialization of our products may be significantly delayed by governmental regulation and any and all such delays, if they occur, may have a material adverse effect on our business.

•                  Even if successfully developed, our products may not be commercially viable.

•                  Even if successfully developed, our products may not be accepted by the marketplace.

•                  A failure to successfully implement a “patient pay” sales model prior to establishing third party reimbursement would have a material adverse effect on product sales and our financial results.

•                  Our failure to receive third-party coverage and reimbursement for our products, when in the marketplace, could result in diminished marketability of our products.

•                  Once we commercialize the ProUroScanTM system, we may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

•                  Any failure in our efforts or our contractor’s efforts to train physicians or other medical staff could result in lower than expected product sales.

•                  There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

•                  Clinical trials necessary to support our future submissions will be expensive and may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

•                  If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

•                  Even if our products are cleared or approved by regulatory authorities, if we or our contract manufacturers or suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

•                  Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

•                  If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

•                  We have limited experience in assembling and testing our products and may encounter problems or delays in the assembly of our products or fail to meet certain regulatory requirements which could result in an adverse effect on our business and financial results.

•                  Federal regulatory reforms may adversely affect our ability to sell our products profitably.

•                  Rapid technological change in our competitive marketplace may render our proposed products obsolete or may diminish our ability to compete in the marketplace.

•                  We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

•                  Our reliance on third-party manufacturers and other third parties in other aspects of our business may reduce any profits we may earn from our products and may negatively affect future product development.

•                  We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which could have a material adverse effect on our business.

•                  We expect to rely materially on Artann and other consultants and contractors, some of whom may be partially or wholly paid through issuances of common stock dilutive to our shareholders.

•                  The funding provided by the government from the $3,000,000 Small Business Innovation Research Phase II Competitive Renewal grant awarded to Artann by the National Institutes of Health (“NIH”) may be reduced or delayed.  If such reduction or delay occurs, this may have a material adverse effect on our business.

•                  We are highly dependent on the services provided by certain key personnel.

•                  We may not be able to successfully compete against companies in our industry with greater resources, or with any competition.

•                  Our common stock is illiquid and may be difficult to sell.

•                  There is currently limited trading volume in our common stock, which may make it difficult to sell shares of our common stock.

•                  Because our stock is deemed a “penny stock,” you may have difficulty selling shares of our common stock.

•                  The shares and warrants that may be issued in future financings may trigger an “ownership change” as defined by the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to use operating loss carryforwards to offset income in future years may be limited.

•                  Our business and products subject us to the risk of product liability claims.

•                  We have never paid dividends and do not expect to pay dividends in the foreseeable future.

For a more detailed discussion of the risk factors listed above that have not been materially changed, see Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the heading “Risk Factors Associated with our Business, Operations and Securities.” We undertake no obligation to update or revise any forward looking statements, except as required by the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Promissory Note Issuances

On January 4, 2008, in the second and final closing of a private placement (the “2007 Private Placement”), we closed on the sale of $80,000 of units consisting of unsecured, subordinated, convertible promissory notes (the “2007 Notes”) and common stock purchase warrants (the “2007 Warrants”). At the closing, the Company issued $76,000 in principal amount of 2007 Notes and 2007 Warrants to purchase 16,000 shares of common stock.  Net cash proceeds to the Company were $69,600, after deducting $10,400 of commissions paid to the placement agent.  The 2007 Notes bear interest at 10 percent per year, mature on June 27, 2009 and will convert into the type of equity securities offered by the Company in any underwritten public offering prior to maturity at 70 percent of the public offering price.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the Notes anytime on or after December 27, 2008.  The 2007 Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the 2007 Notes and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event that a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date.

On February 13 and February 28, 2008, the Company closed on the sale of a total of $390,000 of units consisting of unsecured, subordinated, convertible promissory notes (the “February 2008 Notes”) and common stock purchase warrants (the “February 2008 Warrants”) in a private placement (the “February 2008 Private Placement”).  Net cash proceeds to the Company were approximately $298,000, after deducting approximately $92,000 of expenses of the offering (including $50,700 of commissions paid to the placement agent).

At the closing, the Company issued $370,500 in principal amount of February 2008 Notes and February 2008 Warrants to purchase 78,000 shares of common stock.  The February 2008 Notes bear interest at 10 percent per year, mature on August 13, 2009 and will convert into the type of equity securities offered by the Company in any underwritten public offering prior to maturity at 70 percent of the public offering price.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the February 2008 Notes anytime on or after February 13, 2009.  The February 2008 Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the February 2008 Notes and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event that a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date.

Sales of the securities described above were made in compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and the exemption from registration provide thereby under Section 4(2) of the Securities Act.  In qualifying for such exemption the Company relied upon representations from the investors regarding their status as “accredited investors” under Regulation D and the limited manner of the offering as conducted by the placement agent and the

Company.

Warrants

On January 4, 2008, pursuant to a final separation agreement with a former employee of the Company, the Company issued to the former employee five-year warrants (immediately exercisable) to acquire up to 14,500 shares of the Company’s common stock at an exercise price of $5.00 per share and amended a previously issued warrant to acquire up to 30,000 shares of the Company’s common stock to provide for cashless exercise thereof.

Pursuant to the terms of a promissory note with Adron Holdings, LLC (“Adron”), upon the repayment of the principal thereon on January 16, 2008, the Company issued five-year warrants (immediately exercisable) to acquire up to 52,357 shares of the Company’s common stock at $5.00 per share to Adron’s partners.

The above warrant issuances were made, and the prospective issuances will be made, in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

Item 5.  Other Information.

Private Placements of Notes and Warrants

On May 2, 2008, the Company closed on the sale of $155,000 of units consisting of unsecured, subordinated, convertible promissory notes (the “Notes”) and common stock purchase warrants (the “Warrants”) in a private placement.  Net cash proceeds to the Company were approximately $120,000, after deducting approximately $35,000 of expenses of the offering (including $20,150 of commissions and fees paid to the placement agent).  The net proceeds will be used to pay certain existing obligations and for general corporate purposes.

At the closing, the Company issued $147,250 in principal amount of Notes, and Warrants to purchase 31,000 shares of common stock.  The Notes bear interest at 10% per year, mature on November 2, 2009, and will convert into the type of equity securities offered by the Company in any underwritten public offering prior to maturity at 70% of the public offering price.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the Notes anytime on or after May 2, 2009.  The Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the Notes, and will remain exercisable until December 31, 2012.  The exercise price will be 50% of the public offering price, or in the event a public offering is not completed before the maturity date, at 50% of the closing price of the Company’s common stock on the maturity date.

In combination with its earlier private placement closings in late 2007 and early 2008, the Company has sold a total of $1,675,000 of investment units to date, and has converted an additional $150,000 of debt into investment units.

Sales of the securities described above were made in compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933 and the exemption from registration provide thereby under Section 4(2) of the Securities Act of 1933.  In qualifying for such exemption the Company relied upon representations from the investors regarding their status as “accredited investors” under Regulation D, and the limited manner of the offering as conducted by the placement agent and the Company.

Item 6.  Exhibits

Exhibit No.	Description

4.1 *	Form of warrants issued to William Reiling, James Davis and the Phillips W. Smith Family Trust dated April 3, 2008.

10.1 *	Asset Purchase Agreement by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008.

10.2 *	Security Agreement by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008.

10.3 *	Promissory Note by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008.

10.4 *	Form of Promissory Notes by and between ProUroCare Medical Inc. and each of William Reiling, James Davis and the Phillips W. Smith Family Trust dated April 3, 2008.

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: May 7, 2008	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: May 7, 2008	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1 *	Form of warrants issued to William Reiling, James Davis and the Phillips W. Smith Family Trust dated April 3, 2008

10.1 *	Asset Purchase Agreement by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008.

10.2 *	Security Agreement by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008.

10.3 *	Promissory Note by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008.

10.4 *	Form of Promissory Notes by and between ProUroCare Medical Inc. and each of William Reiling, James Davis and the Phillips W. Smith Family Trust dated April 3, 2008.

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.