Form 10-Q
period 2008-06-30
ProUroCare Medical Inc.
filed 2008-08-14
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                      YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                        Accelerated filer ☐

Non-accelerated filer ☐                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The registrant has 1,786,984 shares of common stock outstanding as of August 2, 2008.

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets:
Cash	$14,580	$400,613
Restricted cash	44,134	44,000
Other current assets	65,842	21,733
Total current assets	124,556	466,346
Equipment and furniture, net	299	605
Deferred offering expenses	221,095	132,638
Debt issuance costs, net	395,027	439,321
	$740,977	$1,038,910
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$1,600,000	$—
Notes payable, net of original issue discount	932,490	263,143
Convertible debentures, net of original issue discount	576,312	—
Convertible notes, net of original issue discount	776,386	—
Accounts payable	696,683	484,375
Accrued expenses	710,616	801,925
Loans from officers and directors	2,200	10,450
Total current liabilities	5,294,687	1,559,893

Commitments and contingencies
Long-term bank debt	—	1,600,000
Long-term note payable	—	600,000
Long-term convertible notes, net of original issue discount	327,085	970,600
Total liabilities	5,621,772	4,730,493
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 1,727,350 and 1,727,311 shares on June 30, 2008 and December 31, 2007, respectively	17	17
Additional paid-in capital	13,059,917	12,586,496

Deficit accumulated during development stage	(17,940,729)	(16,278,096)
Total shareholders’ deficit	(4,880,795)	(3,691,583)
	$740,977	$1,038,910

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Operations

(Unaudited)

					Period from August 17,1999 (inception) to June 30, 2008

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$300,155	$82,414	$300,155	$107,234	$5,157,707
General and administrative	216,372	430,992	462,534	875,433	8,267,030
Total operating expenses	516,527	513,406	762,689	982,667	13,424,737
Operating loss	(516,527)	(513,406)	(762,689)	(982,667)	(13,424,737)
Interest income	125	—	378	—	18,136
Interest expense	(465,182)	(279,266)	(854,491)	(574,461)	(4,106,921)
Debt extinguishment cost	(20,491)	(74,502)	(45,831)	(158,202)	(427,207)
Net loss	$(1,002,075)	$(867,174)	$(1,662,633)	$(1,715,330)	$(17,940,729)

Net loss per common share:
Basic and diluted	$(0.58)	$(0.55)	$(0.96)	$(1.12)	$(17.88)

Weighted average number of shares outstanding:
Basic and diluted	1,727,350	1,572,558	1,727,340	1,536,975	1,003,154

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,	Six months ended June 30,	Period from August 17, 1999 (inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(1,662,633)	$(1,715,330)	$(17,940,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306	1,948	20,498
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	29,719	458,101	1,734,821
Issuance of common stock for services rendered	—	—	156,904
Issuance of common stock for debt guarantees	—	—	88,889
Issuance of notes payable for intangibles expensed as research and development	150,000	—	150,000
Warrants issued for services	—	72,000	540,636
Warrants issued for debt guarantees	—	—	320,974
Warrants issued for debt extinguishment	45,831	158,202	356,488
Amortization of note payable original issue discount	50,828	23,162	293,015
Amortization of convertible debt original issue discount	414,006	121,216	868,848
Amortization of debt issuance and deferred offering costs	185,819	261,501	1,469,988
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Deposits	—	—	(189,554)
Other current assets	(249)	7,911	89,040
Accounts payable	105,874	16,370	836,329
Accrued expenses	(68,659)	132,344	941,329
Net cash used in operating activities	(749,158)	(462,575)	(7,973,631)
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Deposit into a restricted cash account	(134)	—	(44,134)
Net cash used in investing activities	(134)	—	(64,931)
Cash flows from financing activities:
Proceeds of note payable, bank	—	—	500,000
Payments of note payable, bank	—	—	(500,000)
Proceeds of notes payable	112,500	—	728,000
Payment of notes payable	(219,793)	(25,000)	(1,257,089)
Proceeds from long-term notes payable and bank debt	593,750	—	4,343,750
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	31,250	—	81,250
Payments for debt issuance costs	(105,152)	—	(630,378)
Payment for rescission of common stock	—	—	(100,000)
Proceeds from loans from officers and directors	—	117,000	172,600
Payments of loans from officers and directors	(8,250)	(79,100)	(135,100)
Payments for deferred offering expenses	(41,046)	—	(69,873)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	447,611	5,682,538
Net cash provided by financing activities	363,259	460,511	8,053,142
Net increase in cash	(386,033)	(2,064)	14,580
Cash, beginning of the period	400,613	2,407	—
Cash, end of the period	$14,580	$343	$14,580

	Six months ended June 30,	Six months ended June 30,	Period from August 17, 1999 (inception) to
	2008	2007	June 30, 2008
Supplemental cash flow information:
Cash paid for interest	$61,611	$135,190	$654,947
Non-cash investing and financing activities:
Conversion of notes payable into long-term convertible debentures	—	—	175,000
Conversion of loans from directors into long-term convertible debentures	—	—	25,000
Deferred offering costs included in accounts payable	70,061	—	180,049
Deferred offering costs included in accrued expenses	(22,650)	—	—
Debt issuance costs included in accounts payable	36,373	—	92,190
Warrants issued pursuant to notes payable	68,048	22,500	392,235
Prepaid expenses financed by note payable	43,860	42,585	154,882
Common stock issued in lieu of cash for accrued expenses	—	49,911	229,636
Common stock issued for debt issuance cost	—	—	158,167
Common stock issued in lieu of cash for accounts payable	—	20,704	122,291
Common stock issued in lieu of cash for loans from officers and directors	—	7,000	10,300
Proceeds from sale of furniture and equipment	—	—	2,200
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Warrants issued for debt issuance costs	—	—	242,612
Conversion of accounts payable to note payable	—	—	241,613
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

June 30, 2008 and 2007 and the period from

August 17, 1999 (inception) to June 30, 2008

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies

(a)                                 Description of Business, Development Stage Activities and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company that is focused on developing advanced mechanical imaging technology for assessing diseases of the prostate.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities.

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

(b)                                 Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(c)                      Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company’s significant estimates include the determination of the fair value of its common stock and stock-based compensation awarded to employees, directors, loan guarantors and consultants and the accounting for debt with beneficial conversion features. Actual results could differ from those estimates.

Valuation of Stock-Based Compensation.  Effective as of August 17, 1999 (inception), the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and on January 1, 2006 adopted SFAS No. 123 (revised 2004) “Share-Based Payment”, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values.  The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures.  The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Debt with Beneficial Conversion Features.  The beneficial conversion features of the promissory notes are valued using the Black-Scholes pricing model which approximates fair value. The resulting original issue discount is amortized over the life of the promissory notes (generally no more that 24 months) using the straight-line method, which approximates the interest method.

(d)                                 Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  These calculations reflect the effects of the Company’s Reverse Split (see Note 1(a)).  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the three and six month periods ended June 30, 2008 and 2007, and the period from August 17, 1999 (inception) to June 30, 2008 due to the Company’s net losses.  1,368,371 and 760,824 shares of common stock issuable under stock options, warrants, convertible debentures and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the periods ended June 30, 2008 and 2007, respectively, as were the undetermined number of shares issuable pursuant to the convertible notes and warrants issued in connection with our private placements as described and defined in Note 5.

(e)                                  Stock-Based Compensation

Effective as of August 17, 1999, the Company adopted the fair value recognition provisions of SFAS 123 to record option and warrant issuances, including stock-based employee compensation.  The Company’s policy is to grant stock options at fair value at the date of grant and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model.

Effective January 1, 2006, the Company adopted SFAS 123R, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaced SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  Stock-based employee and non-employee compensation cost related to stock options was $(437), $15,219 and $1,597,297 for the three and six month periods ended June 30, 2008 and the period from August 17, 1999 (inception) to June 30, 2008, respectively.  Stock-based employee and non-employee compensation cost related to stock options was $273,877 and $362,101 for the three and six month periods ended June 30, 2007.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $38,300, $30,601, $24,083 and $24,084 for the years ending December 31, 2008, 2009, 2010 and 2011, respectively.

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

No stock options were issued in the three and six month periods ended June 30, 2008.  In determining the compensation cost of the options and warrants granted during the three and six month periods ended June 30, 2007, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Risk-free Interest Rate	n/a	5.16%	n/a	4.90%
Expected Life of Options Granted	n/a	4.0 years	n/a	4.0 years
Expected Volatility	n/a	133.6%	n/a	133.4%
Expected Dividend Yield	n/a	0	n/a	0

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

(f)                                    Warrants

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”) and EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt. The weighted-average per share fair value of warrants granted during the three and six month periods ended June 30, 2008 was $1.89 and $1.48, respectively, and such warrants were immediately vested and exercisable on the date of grant.  See Note 6(c) for a description of warrants issued during the three and six month period ended June 30, 2008.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Risk-free Interest Rate	2.91%	4.75%	3.09%	4.71%
Expected Life of Warrants Issued(1)	5.0 years	5.0 years	5.0 years	4.8 years
Expected Volatility	130.0%	133.7%	129.1%	133.7%
Expected Dividend Yield	0	0	0	0

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

(g)                                 Debt Issuance Costs

Debt issuance costs at December 31, 2007 consisted of legal and accounting fees, printing costs and commissions paid to the placement agents related to the Company’s Crown Bank promissory notes, a promissory note issued to the Phillips W. Smith Family Trust, a five percent shareholder (the “Smith Trust”) and the Company’s December 27, 2007 private placements of convertible debentures and warrants (the “2007 Private Placement”).  During the three and six month period ended June 30, 2008, the Company incurred additional debt issuance costs related to a second closing on the 2007 Private Placement and on closings on an aggregate of $545,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in additional private placements (the “2008 Private Placements”).  Debt issuance costs are amortized over the term of the related debt as interest expense using the straight-line method, which approximates the interest method.

Debt issuance costs are summarized as follows:

	June 30, 2008	December 31, 2007
Debt issuance costs, gross	$593,638	$452,113
Less amortization	(198,611)	(12,792)
Debt issuance costs, net	$395,027	$439,321

Amortization expense related to debt issuance costs was $94,301, $185,819 and $1,469,988 for the three and six months ended June 30, 2008 and the period from August 17, 1999 (inception) to June 30, 2008, respectively.  Amortization expense related to debt issuance costs was $131,473 and $261,501 for the three and six months ended June 30, 2007, respectively.

(h)                                 Deferred Offering Costs

The legal fees related to an anticipated public offering the Company expects to complete in the second half of 2008 were recorded as a deferred offering cost asset as of June 30, 2008.  The deferred costs related to the public offering will be recorded as a cost of the offering upon its closing, or expensed as a general and administrative expense if no such closing occurs.

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

(j)                                    Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2008, we had an accumulated deficit of approximately $17,940,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 2.  Notes Payable – Bank.

In February 2006, the Company completed two closings of senior debt financing totaling $2,200,000 pursuant to promissory notes issued to Crown Bank.  The average interest rate of the notes was 6.49 percent and 6.87 percent for the three and six month periods ended June 30, 2008, respectively.  On October 15, 2007, the Company retired $600,000 of the Crown Bank Promissory notes, and on October 31, 2007, the Company renewed the remaining $1,600,000 of notes to mature in February 2009.  The renewed notes bear interest at a rate of the prime rate plus one percent (6.00 percent and 8.25 percent at June 30, 2008 and December 31, 2007, respectively), with $1.2 million of the renewed notes subject to a minimum interest rate of 6.5%.  The promissory notes are secured by a pledge of all Company assets, including its intellectual property, and are guaranteed by Bruce Culver, James Davis and William Reiling, each five percent shareholders of the Company.

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

Note 3.  Notes Payable.

On June 1, 2006, the Company borrowed $75,000 from Mr. Roman Pauly, and in connection therewith issued to Mr. Pauly a promissory note to mature on August 30, 2006 (the “Pauly Note”).  On March 20, 2007, the Pauly Note was amended to extend the due date of the note until the Company closes on an aggregate of $750,000 of incremental debt or equity financing.  On January 22, 2007, January 3, 2008 and February 29, 2008, the Company repaid $25,000, $33,000 and $7,650 of the principal of the Pauly Note, respectively.  At June 30, 2008, the outstanding balance of the Pauly Note was $9,350.  The Pauly Note, as amended, bears interest at the prime rate (5.00 percent and 7.25 percent at June 30, 2008 and December 31, 2007, respectively).  In connection with the amendments, following repayment of the Pauly Note, the Company will issue a five-year warrant to Mr. Pauly to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the promissory note is outstanding after August 30, 2006.  The guidance provided by EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or exchange of Debt Instruments (“EITF 96-19”) indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the August 24, 2006 modification was greater than 10 percent different from the present value of the cash flows under the original agreement.  Accordingly, the accrual of warrants to be issued pursuant to the amended note was recorded as debt extinguishment expense (see Note 6(c)).

On November 30, 2006, the Company borrowed $100,000 from Adron Holdings, LLC (“Adron”).  In connection therewith, the Company issued to Adron an unsecured promissory note that bore an annual interest rate of 60 percent and was set to mature on January 2, 2007 (the “Adron Note”).  On each of March 20, 2007 and August 8, 2007, the Company amended the Adron Note, resulting in a change of the annual interest rate to 42 percent, the extension of its due dates and an agreement to issue to Adron five-year warrants to acquire 167 shares at $5.00 per share for each day the principal remained unpaid on and after March 1, 2007.  In January 2008, the Company repaid all of the outstanding principal amount of the Adron Note and issued five-year, immediately exercisable warrants to acquire up to 52,357 shares of the Company’s common stock at $5.00 per share (see Note 6(c)). The guidance provided by EITF 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  The present value of the cash flows under the modifications was greater than 10 percent different from the present value of the cash flows under the existing agreement.  Accordingly, the accrual of warrants to be issued pursuant to the Adron Note were recorded as debt extinguishment expense (see Note 6(c)).

On May 25, 2007, the Company borrowed $42,585 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement called for ten monthly installment payments of $4,453 beginning July 1, 2007, with an imputed annual interest rate of 9.85 percent.  The proceeds were paid directly to an insurance company as a prepayment on an insurance policy.  The remaining principal balance of the financing agreement was repaid during the six months ended June 30, 2008.  On May 27, 2008, the Company borrowed $43,860 from the same commercial lender pursuant to another insurance policy financing agreement.  The financing agreement calls for ten monthly installment payments of $4,554 beginning July 1, 2008, with an imputed annual interest rate of 8.26 percent.

On July 31, 2007, the Company borrowed, for working capital purposes, $100,000 from the Smith Trust pursuant to a promissory note.  The note bears interest at the prime rate (5.00 percent on June 30, 2008).  Following repayment of the promissory note, the Company will issue a five-year warrant to the Smith Trust to acquire 1 share of the Company’s common stock per $1,000 principal balance outstanding at $5.00 per share, for each day the promissory note is outstanding (see Note

6(c)).  On January 3, 2008, the Company repaid $66,000 of this note.  On March 11, 2008, the Company amended the promissory note with the Smith Trust.  Under the terms of the amendment, unpaid principal and interest will be payable upon the Company’s closing of an aggregate of $500,000 or more of incremental debt or equity financing following the date of the amendment.  Interest expense recorded during the three and six month periods ended June 30, 2008 and the period from August 17, 1999 (inception) to June 30, 2008 was $451, $1,027 and $4,354, respectively.  No interest expense was recognized in the comparable 2007 periods.

At various times the Company receives short-term, unsecured loans from certain officers and directors solely for short-term working capital needs.  These loans are made without any interest or other consideration accruing to the officers and directors, and had no defined terms.  As of December 31, 2007, the Company had borrowed a total of $10,450 from David Koenig, a director.  During the six months ended June 30, 2008, the Company repaid $8,250 of the loan.

On October 31, 2007, the Company issued a promissory note for $600,000 in favor of the Smith Trust, effective as of October 15, 2007.  The proceeds were used to retire $600,000 of the Crown Bank promissory notes.  The promissory note issued to the Smith Trust matures on February 28, 2009, bears interest at the prime rate plus one percent (6.00 percent at June 30, 2008 and 8.25 percent at December 31, 2007, respectively) and has a subordinated security interest in all of the Company’s assets.  Interest expense recorded during the three and six months ended June 30, 2008 and the period from August 17, 1999 (inception) to June 30, 2008 was $9,233, $20,188 and $31,080, respectively.  No interest expense was recorded in the comparable 2007 periods. In consideration for this loan, on November 7, 2007, the Company agreed to issue 33,333 shares of its common stock to the Smith Trust, the value of which was recorded as debt issuance cost asset (see Note 1(h)).  We also agreed to issue to the Smith Trust: (i) an aggregate amount of 6,667 shares of our common stock if the Crown Bank promissory notes remain outstanding on October 31, 2008 and (ii) five-year warrants to acquire a maximum aggregate of 16,667 shares of our common stock at an exercise price of $2.00.  The total aggregate number of shares subject to the warrants will be determined by dividing 100,000 by the per share price in an underwritten public offering (not less than $2.00), minus 33,333.  The warrants will be issued on the earlier of (i) the date of an underwritten public offering or (ii) October 31, 2008, and will be exercisable beginning on the one-year anniversary of that date.  On March 11, 2008, the Company amended the promissory note with the Smith Trust.  Under the terms of the amendment, interest accrued pursuant to the promissory note will be payable on the maturity date, rather than payable monthly.

On April 3, 2008, the Company purchased certain patents, patent applications and know-how from Profile (the “Profile Assets”)(see Note 8).  $150,000 of the purchase price was financed under a secured promissory note issued in favor of Profile (the “Profile Note”).  Pursuant to the terms of the Profile Note, the principal and interest accrued thereon becomes due and payable five business days following the close of a public offering of the Company’s equity securities or August 29, 2008, whichever occurs first (the “Maturity Date”).  Interest will accrue at an annual rate of 10 percent prior to the Maturity Date and 18 percent thereafter.  In the event the Profile Note is not fully paid at the Maturity Date or within 45 days thereafter, Profile may enforce its right to have the Profile Assets returned, and the Company will not be able to recoup any monies that were previously paid to Profile.  The Profile Note was made in connection with, and subject to the terms and conditions of, a Security Agreement dated April 3, 2008 between the Company and Profile under which the Company granted to Profile a security interest in the Profile Assets.

On April 3, 2008, the Company borrowed an aggregate of $112,500 pursuant to three promissory notes, each in the amount of $37,500.  The promissory notes were issued in favor of James Davis,

William Reiling and the Smith Trust.  Payment in full of the promissory notes and the interest accrued thereon at an annual rate of 10 percent is due on September 1, 2008.  As consideration for providing the loans, the Company issued immediately exercisable, five-year warrants to purchase 25,000 shares of the Company’s common stock at $1.50 per share to each lender.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants, valued at $69,000 using the Black-Scholes pricing model, with a relative fair value of $42,769, were recorded as original issue discount on the related promissory notes, and are being expensed as interest expense over the term of the promissory notes.  Interest expense related to the amortization of the original issue discount was $25,548 for the three and six month periods ended June 30, 2008 and the period from August 17, 1999 (inception) to June 30, 2008, respectively.  The proceeds from the promissory notes were used toward the purchase of the Profile Assets (see Note 8).

Note 4.  Convertible Debentures.

As consideration to the original guarantors (Bruce Culver, James Davis, William Reiling and the Smith Trust) to provide their guarantees for the Crown Bank promissory notes, the Company issued $733,334 of unsecured convertible 10 percent debentures.  Of the $733,334, $400,000 matures on February 16, 2009 and $333,334 matures on February 28, 2009.  The debentures are convertible into Company common stock at a price of $3.00 per share.  The $733,334 face value of the convertible debentures (before the impact of the calculation of the beneficial conversion feature – see below) is recorded as a current liability, with the offset of the cost of the debentures recorded as a debt issuance cost asset.  The debt issuance cost asset is being amortized as interest expense over the term of the underlying bank note payable.  The convertible debentures are being treated as debt issuance cost because they represent the costs directly attributable to the bank promissory note financing.

The embedded conversion feature of the convertible debentures does not meet all the characteristics of a derivative instrument as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and therefore was not separated from the host contract and accounted for as a derivative.  The embedded conversion feature does not provide for net settlement, the shares to be issued pursuant to the exercise of the conversion feature will be unregistered and, due to the large number of shares involved and the thinly traded market for the Company’s shares, cannot be readily settled net by a means outside the contract.  The value of the beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($3.00 per share), multiplied by the number of conversion shares that would be issued at that conversion price (244,445 shares).  The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334).  The beneficial conversion feature was recorded as an original issue discount as defined in EITF 98-5 against the convertible debt liability and is also being amortized as interest expense over the term of the convertible debentures.  Interest expense related to the amortization of the original issue discount was $60,943, $121,887 and $576,312 for the three and six month periods ended June 30, 2008 and the period from August 17, 1999 (inception) to June 30, 2008, respectively.  Interest expense related to the amortization of the original issue discount was $60,943 and $121,216 for the three and six month periods ended June 30, 2007.

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

On December 27, 2007, the four convertible debenture holders agreed to amend the terms of their debentures to provide for automatic conversion of the principal amount of the debentures and the unpaid interest accrued thereon into shares of the Company’s common stock at $3.00 per share upon the closing of an underwritten public offering by the Company.  The $733,334 outstanding principal amount of the debentures will convert into 244,445 shares of the Company’s common stock.  As of June 30, 2008, $105,120 of unpaid accrued interest related to the debentures was outstanding.  Interest will continue to accrue on the debentures until they are converted or otherwise retired.  Interest expense recorded during the three and six month periods ended June 30, 2008, and the period from August 17, 1999 (inception) to June 30, 2008 was $18,539, $37,077 and $175,199, respectively.  Interest expense recorded during the three and six month periods ended June 30, 2007 was $18,539 and $36,873, respectively.

Note 5.  Convertible Notes.

(a)          Short-term Convertible Notes

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

On January 4, 2008, the Company closed on the sale of $80,000 of additional units as part of the 2007 Private Placement with the same terms as noted above.  Net cash proceeds to the Company were $69,600, after deducting $10,400 of commissions paid to the placement agent.  At closing, the Company issued $76,000 in principal amount of 2007 Notes and 2007 Warrants to purchase 16,000 shares of common stock.  In total, in the two closings of the 2007 Private Placement, the Company issued a total of $1,073,500 in principal amount of 2007 Notes and 2007 Warrants to purchase 226,000 shares of common stock.

(b) Long-term Convertible Notes

On February 13, February 28 and May 2, 2008, the Company closed on an aggregate $545,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in the 2008 Private Placements.  Net cash proceeds to the Company were approximately $413,875, after deducting approximately $131,125 of expenses of the offerings (including $70,850 of commissions paid to the placement agent).  Each $10,000 unit consists of a note in the principal amount of $9,500 (the “2008 Notes”) and a warrant to purchase 2,000 shares of our common stock (the “2008 Warrants”).  The terms of the 2008 Notes and 2008 Warrants are identical to the 2007 Notes and 2007 Warrants, respectively, except that the Company’s option to prepay $370,500 of the 2008 Notes begins anytime on or after February 13, 2009 with a maturity date of August 13, 2009, and the Company’s option to prepay $147,250 of the 2008 Notes begins anytime on or after May 2, 2009 with a maturity date of November 2, 2009.

The embedded conversion features of the 2007 Notes, Davis Notes and the 2008 Notes do not meet all the characteristics of a derivative instrument as described in SFAS 133, and therefore were not separated from the host contracts and accounted for as derivatives.  The embedded conversion features are indexed to the Company’s common stock, and would be classified in shareholders’ equity under the guidance of EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), if they were freestanding derivatives.  The embedded conversion feature contains an explicit limit on the number of shares to be delivered, the Company has sufficient authorized and unissued shares available to settle the maximum number of shares and the debenture agreement does not contain a net cash settlement feature.  The beneficial conversion features of the promissory notes, valued at $872,184 using the Black-Scholes pricing model, along with the $50,630 relative fair value of the 2007 Warrants, the Davis Warrants and the 2008 Warrants, were recorded as an original issue discount as defined in EITF 98-5 against the convertible debt liability, and is being amortized as interest expense over the term of the convertible debentures.  During the three and six month periods ended June 30, 2008, $163,343 and $292,119 of the original issue discount was amortized as interest expense, respectively.

Note 6.  Shareholders’ Equity.

(a)         Common Stock

No common stock was issued during the six months ended June 30, 2008.

(b)         Stock Options

No stock options were issued during the six months ended June 30, 2008.

(c)          Warrants

The warrants described below, issued or to be issued, are exempt from registration under Section 4(2) of the Securities Act as they were or will be issued in non-public offerings to a limited number of subscribers.  Each of the following warrants was valued using the Black-Scholes pricing model:

•                  On January 4, 2008, pursuant to a final separation agreement with a former employee of the Company, the Company issued to the former employee five-year warrants (immediately exercisable) to acquire up to 14,500 shares of the Company’s common stock at an exercise price of $5.00 per share, and amended a previously issued warrant to acquire up to 30,000 shares of the Company’s common stock to provide for cashless exercise thereof.  The warrants, valued at $14,500 using the Black-Scholes pricing model, were recorded as compensation expense in the first quarter of 2008.  No expense was recorded during the three months ended June 30, 2008.

•                  Pursuant to the terms of the Adron Note (see Note 3), upon the repayment of the principal thereon on January 16, 2008, the Company issued five-year, immediately exercisable warrants to acquire up to 52,357 shares of the Company’s common stock at $5.00 per share.  During the six months ended June 30, 2008, the accrual of 1,347 warrants (and subsequently issued as part of the January 16, 2008 issuance noted above) valued at $4,849 using the Black-Scholes pricing model was expensed as debt extinguishment expense.  During the three and six month periods ended June 30, 2007 the accrual of 17,948 and 25,338 warrants valued at $54,611 and $91,215 was recorded as debt extinguishment expense, respectively.  During the six months ended June 30, 2007, the issuance of 5,167 warrants valued at $23,162 was expensed as interest expense.

•                  In connection with amendments to the Pauly Note (see Note 3), following repayment of the Pauly Note, the Company will issue a five-year warrant (immediately exercisable) to Mr. Pauly to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the Pauly Note is outstanding after August 30, 2006.  As of June 30, 2008, the Company had accrued for issuance warrants to acquire 27,981 shares of the Company’s common stock pursuant to this arrangement.  During the three and six months ended June 30, 2008, the accrual of 3,795 and 7,590 warrants valued using the Black-Scholes pricing model at $20,491 and $40,983, respectively, were expensed as debt extinguishment expense. During the three and six months ended June 30, 2007, the accrual of 3,795 and 7,548 warrants valued using the Black-Scholes pricing model at $20,491 and $40,758, respectively, were expensed as debt extinguishment expense.

•                  On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs pursuant to a promissory note issued to the Smith Trust (see Note 3).  Following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the Smith Trust to acquire 1 share of the Company’s common stock per $1,000 principal outstanding at $5.00 per share for each day the promissory note is outstanding after August 30, 2006.  As of June 30, 2008, the Company had accrued for issuance warrants to acquire 21,720 shares of the Company’s common stock pursuant to this arrangement.  During the three and six months ended June 30, 2008, the accrual of 3,094 and 6,320 warrants valued using the Black-Scholes pricing model at $12,376 and $25,280 , respectively, was expensed as interest expense.

•                  On April 3, 2008, as consideration to James Davis, William Reiling and the Smith Trust for providing certain loans to the Company, the Company issued five-year warrants (immediately exercisable) to purchase a total of 75,000 shares of the Company’s common stock at $1.50 per share to each lender (see Note 3).  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants, valued at $69,000 using the Black-Scholes pricing model, were allocated $42,768 which was recorded as original issue discount on the related promissory notes and is being expensed as interest expense over the term of the promissory notes.

Note 7.  Income Taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the consolidated financial statements.

The Company has adopted the policy of classifying interest in interest expense and penalties in general and administrative expense.  The Company had recorded no accrued interest or penalties as of the date of adoption.

The Company had no significant unrecognized tax benefits as of June 30, 2008 and December 31, 2007 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.

The Company has generated net operating loss carryforwards of approximately $4.5 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed the Merger and private placement transactions that occurred in April 2004, and believes that they do not constitute such an ownership change.  However, additional shares and warrants likely to be issued pursuant to the Company’s financing efforts, together with certain transactions occurring in the previous 36-month period, may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforwards to the above limitations.  Based on the Company’s estimates, the limitation would apply to substantially all of the $4.5 million net operating loss carryforwards.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2004 - 2006
State of Minnesota 2004 - 2006

Note 8.  Asset Purchase Agreement.

On April 3, 2008, the Company purchased the Profile Assets from Profile pursuant to an asset purchase agreement.  Prior to purchasing the Profile Assets, the Company had licensed certain rights to the Profile Assets from Profile.  Profile is a five percent shareholder of the Company.  The technology encompassed by the Profile Assets provides the basis for the ProUroScanTM system, the Company’s initial product currently in the final stages of development.  The purchase price of the Profile Assets was $300,000, of which $150,000 was paid in cash and $150,000 was financed under the Profile Note (see Note 3).  As indicated by SFAS No. 2, “Accounting for Research and Development Costs,” regarding costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses, the entire $300,000 purchase price was expensed as research and development expense in the three month period ended June 30, 2008.

Note 9.  Subsequent Events.

On July 11, 2008, the Company issued incentive stock options to acquire 70,000 shares of its common stock to its Chief Executive Officer, Richard Carlson.  The options are exercisable for a period of seven years at an exercise price of $1.00 per share.  Of the options, 10,000 shares vest immediately and 20,000 shares will vest on July 1 of each of 2009, 2010 and 2011.  At the same time, Mr. Carlson agreed to cancel existing, fully-vested stock options to acquire 15,000 shares of common stock at an exercise price of $23.50 per share.  FAS 123R requires that options that are cancelled and reissued simultaneously be accounted for as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options, valued at $0.79 per share using the Black-Scholes pricing model, over the $0.31 per share value of the cancelled options on the cancellation date will be expensed immediately as general and administrative expense.  The value of the unvested portion will be recorded as general and administrative expense over the three-year vesting period.

On July 11, 2008, the Company issued incentive stock options to acquire 35,000 shares of its common stock to its Chief Financial Officer, Richard Thon.  The options are exercisable for a period of seven years at an exercise price of $1.00 per share.  Of the options, 10,000 shares vest immediately and 8,333 shares will vest on July 1 of each of 2009, 2010 and 2011.  At the same time, Mr. Thon agreed to cancel existing, fully-vested stock options to acquire 20,000 shares of common stock at an exercise price of $25.00 per share.  FAS 123R requires that options that are cancelled and reissued simultaneously be accounted for as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options, valued at $0.79 per share using the Black-Scholes pricing model, over the $0.27 per share value of the cancelled options on the cancellation date will be expensed immediately as general and administrative expense.  The value of the unvested portion will be recorded as general and administrative expense over the three-year vesting period.

On July 11, 2008, the Company’s directors received 21,667 of shares of the Company’s common stock in lieu of cash for $21,667 of unpaid director’s fees earned and previously expensed through June 30, 2008.

On July 11, 2008, the Company issued a total of 37,967 shares of the Company’s common stock to its directors in recognition of extraordinary amount of time and effort they have spent on the Company’s restructuring and refocusing efforts since January 2007.  The shares were valued at $1.00 per share on the date of issuance.

On July 15, 2008 and July 29, 2008, the Company closed on an aggregate $175,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants as part of the 2008 Private Placements (see Note 5(b)).  The terms of the 2008 Notes and 2008 Warrants issued are identical to the previous 2008 Notes and 2008 Warrants, respectively, except that the Company’s option to prepay the $142,500 of 2008 Notes issued begins anytime on or after July 15, 2009 with a maturity date of January 15, 2010.  The beneficial conversion features of the promissory notes, valued at $74,355 using the Black-Scholes pricing model, along with the $11,855 relative fair value of the 2008 Warrants will be recorded as an original issue discount as defined in EITF 98-5 against the convertible debt liability, and amortized as interest expense over the term of the convertible debentures.

On July 16, 2008, PUC entered into an employment agreement with Mr. Carlson, its Chief Executive Officer.  The agreement provides for a minimum annual salary of $150,000, a cash incentive bonus potential of up to 40 percent of Mr. Carlson’s base pay and eligibility to participate in an annual grant of options to purchase shares of common stock, as determined by the Company’s Board of Directors.  The agreement provides for severance payments if the Company terminates Mr. Carlson without cause or if Mr. Carlson terminates the agreement for good reason that includes six months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary), payment of earned bonuses, continued payment of existing health and life insurance benefits for a period of six months, and immediate vesting of all unvested stock options then held by Mr. Carlson.  In addition, within a one-year period following a “change in control” of the Company, upon termination without cause, unacceptable demotion or reduction in responsibilities or a relocation of more than 100 miles, Mr. Carlson will receive as severance, six months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary), and immediate vesting of all unvested stock options then held by Mr. Carlson.  The agreement prohibits Mr. Carlson from directly or indirectly participating in the ownership, management, operation or control of a competitive business for a period of one year after his employment with the Company terminates.  The agreement will expire on December 31, 2009.

On July 25, 2008, the Company entered into two agreements with Artann Laboratories, Inc. (“Artann”).  Under the first agreement, the “License Agreement,” Artann granted to the Company an exclusive, worldwide, sublicensable license to certain patent applications, trade secrets and technology to make, use and market certain mechanical imaging products in the diagnosis or treatment of urologic disorders of the prostate, kidney or liver field of use.  Artann also agreed to transfer possession of five fully functional prostate imaging systems to the Company and grant the Company full access to all relevant documentation thereto.  As consideration, the Company agreed to pay, on the effective date of the agreement, an upfront cash license fee of $600,000 and shares of the Company’s common stock valued at $500,000.  In addition, the Company shall pay Artann a royalty equal to four percent of the first $30,000,000 of net cumulative sales of licensed products, three percent of the next $70,000,000 of net cumulative sales and two percent of net cumulative sales over $100,000,000.  Further, the Company will pay Artann a technology royalty of 1% of net sales on prostate imaging system products through December 31, 2016.  The combined royalties are subject to a minimum annual royalty equal to $50,000 per year for each of the first two years after clearance from the Food and Drug Administration (“FDA”) for commercial sale and $100,000 per year for each year thereafter until termination or expiration of the License Agreement.  The Company also agreed to grant Artann a non-exclusive fully paid up, sub-licensable, royalty free and worldwide license for Artann to make, use or sell any mechanical imaging system for the diagnosis or treatment of disorders of the female human breast.  The License Agreement will become effective on the tenth day after the close of one or more public or private equity offerings by the Company that raises at least $4,000,000 or November 30, 2008, whichever is first to occur.  The License Agreement will terminate upon the expiration of all royalty obligations, by failure of either party to cure a breach of the agreement within a 60-day cure period, if the Company fails to make a payment to Artann and such failure is not cured within a 30-day cure period or should one of the parties become insolvent, go into liquidation or receivership or otherwise lose legal control of its business.

Under the second Artann agreement, the “Development and Commercialization Agreement,” the parties intend to collaborate together to develop, commercialize and market prostate mechanical imaging systems.  Artann will conduct and complete all pre-clinical activities and testing on the prostate imaging system, conduct clinical trials, prepare and submit FDA regulatory submissions and provide hardware and software development, refinement and debugging services to ready the prostate imaging system for commercial sale.  For these development services, the Company will make cash milestone payments to Artann of $250,000 upon initiation of an FDA approved clinical study, $250,000 upon completion of that FDA approved clinical study and submission of an FDA regulatory approval application on the prostate imaging system and $750,000 upon FDA clearance to allow the prostate imaging system to be commercially sold in the United States.  In addition, the Company will issue to Artann shares of common stock of the Company having a value of $1,000,000 upon completion of the FDA approved clinical study and submission of an FDA regulatory approval application on the prostate imaging system and, as a success bonus, the Company will issue to Artann shares of its common stock having a value of $1,000,000 upon FDA clearance.  The success bonus will be reduced by ten percent for each month that FDA clearance is delayed following fifteen months from the effective date of the Development and Commercialization Agreement.  The Company will also pay a monthly retainer fee for technical advice and training by Artann personnel.  The monthly fee retainer shall be $30,000 per month for each of the first six months following the effective date of the Development and Commercialization Agreement and $15,000 per month for the next twelve months.

Additionally, Artann will supply to the Company such quantities of the prostate imaging system as is reasonably required for pre-commercial testing, evaluation, marketing and clinical study and to facilitate the transfer of commercial production to a third party.  Artann also agrees to use best reasonable efforts to provide a limited number of commercial systems, if requested by the Company.  The pre-commercial and commercial systems will be sold to the Company at prices yet to be determined.  Qualified Artann personnel shall provide manufacture and scale-up services to the Company or a third party manufacturer designated by the Company to facilitate the commercial manufacture of the prostate imaging systems at a cost of $1,200 per day per individual for such services.

The effective date of the Development and Commercialization Agreement is the tenth day after the close of one or more public or private equity offerings that raises at least $4,000,000 by the Company or November 30, 2008, whichever is first to occur.  The initial term of the Development and Commercialization Agreement is for three years and may thereafter be renewed for additional one year terms upon mutual agreement of the parties.  The Development and Commercialization Agreement may also terminate if the Company fails to make a payment to Artann and such failure is not cured within a 60-day cure period or should one of the parties become insolvent, go into liquidation or receivership or otherwise lose legal control of its business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

Current Developments

On April 3, 2008, we purchased certain patents, patent applications and know-how (the “Profile Assets”) from Profile, LLC (“Profile”) for $300,000.  The technology encompassed by the Profile Assets provides the basis for the ProUroScanTM system, our initial product currently in the final stages of development.  Prior to purchasing the Profile Assets, we had licensed certain rights to the Profile Assets from Profile.  By purchasing the Profile Assets, we secure ownership of our key intellectual property and eliminate potentially very significant royalty payments to Profile upon commercialization of the ProUroScanTM system.  As discussed in Note 8 to the consolidated financial statements, we financed the purchase of the Profile Assets by issuing a $150,000 promissory note to Profile (secured by the Profile Assets) and by issuing an aggregate $112,500 of unsecured promissory notes to three individual investors along with 75,000 warrants.

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

On July 25, 2008, the Company entered into two agreements with Artann.  Under the first agreement, the “License Agreement,” Artann granted to the Company an exclusive, worldwide, sublicensable license to certain patent applications, trade secrets and technology to make, use and market certain mechanical imaging products in the diagnosis or treatment of urologic disorders of the prostate, kidney or liver field of use.  Artann also agreed to transfer possession of five fully functional prostate imaging systems to the Company and grant the Company full access to all relevant documentation thereto.  As consideration, we agreed to pay, on the effective date of the License Agreement, an upfront cash license fee of $600,000 and shares of our common stock valued at $500,000.  In addition, we agreed to pay Artann a royalty fee equal to four percent of the first $30,000,000 of net cumulative sales of licensed products, three percent of the next $70,000,000 of net cumulative sales and two percent of net cumulative sales over $100,000,000.  Further, we will pay Artann a technology royalty fee of one percent of net sales of the prostate imaging system products through the earlier of December 31, 2016 or the date of last commercial sale of such products.  The combined royalties are subject to a minimum annual royalty equal to $50,000 per year for each of the first two years after FDA clearance for commercial sale and $100,000 per year for each year thereafter until termination or expiration of the License Agreement.  We also agreed to grant Artann a non-exclusive fully paid up, sub-licensable, royalty free and worldwide license for Artann to make, use or sell any mechanical imaging system for the diagnosis or treatment of disorders of the female human breast.  The License Agreement will become effective on the tenth day after the close of one or more public or private equity offerings in which we raise at least $4,000,000 or November 30, 2008, whichever is first to occur.  The License Agreement will terminate upon the expiration of all royalty obligations, by failure of either party to cure a breach of the agreement within a 60-day cure period, if we fail to make a payment to Artann and such failure is not cured within a 30-day cure period or should one of the parties become insolvent, go into liquidation or receivership or otherwise lose legal control of its business.

Under the second Artann agreement, the “Development and Commercialization Agreement,” the parties intend to collaborate together to develop, commercialize and market prostate mechanical imaging systems.  Artann will conduct and complete all pre-clinical activities and testing on the prostate imaging system, conduct clinical trials, prepare and submit FDA regulatory submissions and provide hardware and software development, refinement and debugging services to ready the prostate imaging system for commercial sale.  For these development services, we will pay to Artann cash milestone payments of $250,000 upon initiation of an FDA approved clinical study, $250,000 upon completion of that FDA approved clinical study and submission of an FDA regulatory approval application on the prostate imaging system and $750,000 upon FDA clearance that allows the prostate imaging system to be commercially sold in the United States.  In addition, we will issue to Artann shares of our common stock having a value of $1,000,000 upon completion of the FDA approved clinical study and submission of an FDA regulatory approval application on the prostate imaging system and, as a success bonus, we will issue to Artann shares of our common stock having a value of $1,000,000 upon FDA clearance.  The success bonus will be reduced by ten percent for each month that FDA clearance is delayed following fifteen months from the effective date of the Development and Commercialization Agreement.  We will also pay a monthly retainer fee for technical advice and training by Artann personnel.  The monthly fee retainer shall be $30,000 per month for each of the first six months following the effective date of the Development and Commercialization Agreement and $15,000 per month for the next twelve months.

Additionally, Artann will supply us with such quantities of the prostate imaging system as is reasonably required for pre-commercial testing, evaluation, marketing and clinical study and to facilitate the transfer of commercial production to a third party manufacturer.  Artann also agrees to use best reasonable efforts to provide a limited number of commercial systems, if requested by us.  The pre-commercial and commercial systems will be sold to us at prices yet to be determined.  Qualified Artann personnel shall provide manufacture and scale-up services to us or a third party manufacturer we designate to facilitate the commercial manufacture of the prostate imaging systems at a cost of $1,200 per day per individual for such services.

The effective date of the Development and Commercialization Agreement is the tenth day after the close of one or more public or private equity offerings that raises at least $4,000,000 by the Company or November 30, 2008, whichever is first to occur.  The initial term of the Development and Commercialization Agreement is for three years and may thereafter be renewed for additional one year terms upon mutual agreement of the parties.  The Development and Commercialization Agreement may also terminate if we fail to make a payment to Artann and such failure is not cured within a 60-day cure period or should one of the parties become insolvent, go into liquidation or receivership or otherwise lose legal control of its business.

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

Three months ended June 30, 2008 compared to the three months ended June 30, 2007:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended June 30, 2008 were $516,525, an increase of $3,119, or approximately 1 percent, compared to $513,406 last year.  The operating expenses for the three months ended June 30, 2008 included our acquisition of certain patents, patent applications and know-how for $300,000, which was expensed as research and development costs.  The operating expenses for the three months ended June 30, 2007 included approximately $221,000 related to the extension of the exercise period of certain stock options pursuant to separation agreements with two former officers of the Company, and the issuance of warrants valued at $72,000 to Artann pursuant to a cooperation agreement in April 2007.

Fees for legal services increased approximately $48,000, or 195 percent, compared to last year, arising from our contract negotiations with Artann and patent maintenance related legal expenses.

Net Interest Expense.  Net interest expense for the three months ended June 30, 2008 was $465,182, an increase of 67 percent, compared to $279,266 last year.  The increased interest can be attributed to the issuance of convertible notes to investors in our 2007 and 2008 private placements.  Amortization of the original issue discount attributable to the warrants and the beneficial conversion feature of the convertible notes issued in the private placements resulted in approximately $163,000 of recorded interest expense in the three months ended June 30, 2008, while the interest on the convertible notes totaled approximately $42,000.  These increases were partially offset by interest expense reductions resulting from declining interest rates (the prime rate is down approximately 30 percent from last year) and a reduction in the amounts of other loans that were outstanding.

Debt Extinguishment Expense.  Our debt extinguishment expense for the three months ended June 30, 2008 was $20,491, a decrease of 72 percent, compared to $74,502 last year.  Our debt extinguishment expense arises primarily from the cost of warrants accrued for issuance pursuant to the provisions of short-term loans from certain individual lenders.  The decrease was due to the repayment of a significant portion of these outstanding short term loans in late 2007 and in early 2008.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the six months ended June 30, 2008 were $762,689, a decrease of $219,978, or approximately 22 percent, compared to $982,667 last year.

Compensation and benefits costs in the six months ended June 30, 2008 decreased approximately $81,000, or 34 percent, compared to last year as a result of the departure of three former employees in the first quarter of 2007.  Stock-based compensation declined approximately $428,000, or 94 percent, compared to last year, as the 2007 period included approximately $221,000 related to the extension of the exercise period of certain stock options pursuant to separation agreements with two former officers of the Company and a one-time, $96,000 expense related to an extension of the exercise period of a warrant.  In addition, several employee stock options became fully vested during 2007 and were therefore fully expensed prior to 2008.  Fees for legal services increased approximately $67,000, or 84 percent, compared to last year, due to legal fees associated with our negotiations with Artann, one-time costs of our reverse stock split, the filing of our Registration Statement on Form S-8 and other SEC filings and from patent maintenance related legal expenses.

Research and development costs in the six months ended June 30, 2008 increased approximately $193,000, or 180 percent, compared to last year, due to the expensing of our $300,000 acquisition of the Profile Assets.  Research and development costs recognized during the six months ended June 30, 2007 included the issuance of warrants valued at $72,000 to Artann pursuant to a cooperation agreement signed in April 2007 and approximately $24,000 of research costs related to a discontinued prostate visioning system project.

Net Interest Expense.  Net interest expense for the six months ended June 30, 2008 was $854,491, an increase of 49 percent, compared to $574,461 last year.  The increased interest can be attributed to the issuance of convertible notes to investors in our 2007 and 2008 private placements.  Amortization of the original issue discount attributable to warrants issued in the private placements resulted in approximately $292,000 of recorded interest expense in the six months ended June 30, 2008, while the interest on the convertible notes totaled approximately $77,000.  These increases were partially offset by interest expense reductions resulting from declining interest rates (the prime rate is down approximately 30 percent from last year) and a reduction in the amounts of other loans that were outstanding.

Debt Extinguishment Expense.  Our debt extinguishment expense for the six months ended June 30, 2008 was $45,831, a decrease of 71 percent, compared to $158,202 last year.  Our debt extinguishment expense arises primarily from the cost of warrants accrued for issuance pursuant to the provisions of amendment to short-term loans from certain individual lenders.  The decrease was due to the repayment of a significant portion of these outstanding short term loans in late 2007 and in early 2008.

Assets; Property Acquisitions and Dispositions

Our primary assets are patents and patent applications, which are the foundation for our proposed product offerings.  These assets secure a $1.6 million senior bank note and a note issued to an investor in the amount of $600,000 and are also pledged as collateral on a $150,000 loan and, as a result, are not available to secure other senior debt financing.  We anticipate purchasing approximately $116,000 of computer equipment, development tools and molds, software and production tooling during the next 12 months.  We do not anticipate selling any significant equipment or other assets in the near term.

Current Operations – Employees and Expenses

We currently employ only two employees.  We conduct our research and development, market research, regulatory and other business operations through the use of a variety of consultants and medical device development contractors, primarily Artann.  We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources during our development stage.  As we prepare for submission to the FDA and market launch of our ProUroScanTM system, over the next 12 months we expect to hire approximately 6 employees in the areas of engineering, regulatory compliance, marketing and quality assurance.  During the next 12 months, we expect to complete the development of clinical ProUroScanTM systems, conduct clinical trials and file a 510(k) submission with the FDA, begin the registration process in the European Union and establish strategic marketing and contract manufacturing relationships in anticipation of regulatory clearance to enter the market.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases and transfer agent fees.  We currently occupy temporary offices within the office of a former Company director, for which we accrue rent on a month-to-month basis of approximately $2,200 per month.  Upon successful completion of our current funding efforts, we expect to relocate to permanent offices of approximately 2,000 square feet.  Other expenses incurred include executive officer compensation, expensing of stock options, travel, insurance, telephone, supplies and other miscellaneous expenses.  In the next 12 months, the Company anticipates that it will spend approximately $1.3 million in marketing and administrative expenses.  Of this amount, we expect that approximately $400,000 will be for compensation, benefits and payroll taxes and approximately $275,000 will be for consulting costs.

The remaining work to prepare the ProUroScanTM system for FDA clinical studies consists primarily of engineering and user interface refinements, safety and bio-testing and completion of documentation and validation studies.  Over the next 12 months, we expect this work to be performed by Artann and other independent contractors.  Pursuant to the terms of the Artann Development and Commercialization Agreement, over the next 12 months we expect to make cash payments of approximately $750,000 and an equity payment of the Company’s common shares valued at approximately $1,000,000 for development and clinical work.  In addition, pursuant to the terms of the Artann License Agreement, over the next 12 months we expect to make a cash payment of $600,000 and an equity payment of the Company’s common shares valued at approximately $500,000 to Artann for licensing fees.

We also anticipate developing a small internal engineering team with competencies in electrical and mechanical engineering and software design and development to fill specific project requirements not covered by Artann or other outside contractors.  Internal salaries, benefits and miscellaneous departmental expenses for software and hardware development, regulatory work and project management over the next 12 months are estimated to be $245,000.

Liquidity and Capital Resources

On May 2, 2008 and July 29, 2008, the Company closed on an aggregate of $330,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in a private placement on terms essentially the same as the 2007 and 2008 private placements as described in the notes to the consolidated financial statements.  As of July 29, 2008, the Company has closed on a total of $2,000,000 of units in the 2007 and 2008 private placements, including the conversion of $175,000 of existing debt into units.

Net cash used in operating activities was $316,859 and $749,158 during the three and six month periods ended June 30, 2008, compared to $172,829 and $462,575 in the comparable periods in 2007.  The increase in cash used was primarily the result of cash used to purchase the Profile Assets and the payments of accrued expenses, including accrued compensation, in the first quarter of 2008.

Net cash provided by financing activities was $197,860 and $363,259 during the three and six month periods ended June 30, 2008, compared to $154,500 and $460,511 in the comparable periods in 2007.  Net proceeds of our private placements during the six months ended June 30, 2008 of $519,848 and the issuance of $112,500 of notes payable were offset by payments of notes payable and loans from directors of $228,043.  During the six months ended June 30, 2007, net proceeds from the issuance of common stock of $447,611 and a net increase in loans from officers and directors of $37,900 was offset by payments of notes payable of $25,000.

We do not currently have sufficient funds to complete the development of our products and gain approval of them from the FDA.  As of June 30, 2008, we had approximately $15,000 of cash on hand and current liabilities (excluding original issue discounts on debt) of approximately $5.3 million.  We estimate that we will need approximately $3.6 million of cash over the next 12 months to complete the development of a first generation system, submit a premarket notification application to the FDA and obtain FDA 510(k) clearance for basic mapping and data maintenance labeling claims.  In addition, we have $2.2 million of secured debt and $733,334 of convertible debt, both of which mature at the end of February 2009, $150,000 of secured debt that matures at the end of August 2008 and other short term liabilities exceeding $1,613,000.

During the next 12 months, we plan to raise approximately $4.8 million through private or public offerings of our debt or equity securities, alternative financing sources that may become available to us or some combination of these.  We anticipate that the net proceeds from such financings will be sufficient to fund our operations and retire approximately $1.2 million of short term liabilities. We intend to address the $2.2 million secured debt that matures in February 2009 by seeking an equity investment or licensing fee from a strategic marketing partner, or by seeking an extension of the maturity dates.  We expect that the convertible debt will be converted into common stock during the next 12 months.  If we are unsuccessful in obtaining an equity investment or licensing fee, or an extension of the maturity date of the secured debt, or if the convertible debt is not converted into our common stock, we will need to raise additional funds.

Sources of alternative financing include possible strategic investments from medical device companies that may be interested in marketing products in the prostate cancer detection market.  In addition to financial support, a successful collaboration with such a company would allow us to gain access to down stream marketing, engineering, manufacturing and sales support.

Approximately $2.6 million of our outstanding convertible notes and debentures will automatically convert into equity upon our closing of an underwritten public offering.  In addition, to date we have issued a total of 400,000 warrants in our 2007 and 2008 private placements, and additional warrants may be issued pursuant to our financing efforts.

We are attempting to raise enough cash to complete the development of a first generation ProUroScanTM system and to seek or obtain FDA 510(k) clearance for basic mapping and data maintenance labeling claims.  However, if our financing efforts are unsuccessful or significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.  If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, or the issuance and exercise of warrants or the issuance and conversion of convertible debentures, then existing shareholders will experience dilution in their ownership interests.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations and such securities may have rights senior to those of existing holders of common stock.  If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion, or to develop or enhance our products.  Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.  See Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 for more complete information concerning our risk factors.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2008, we had an accumulated deficit of approximately $18.0 million.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our unaudited consolidated financial statements included in Part II, Item 1 of this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.

A description of the Company’s critical accounting policies that represent the more significant judgments and estimates used in the preparation of the Company’s financial statements was provided in Item 6. Management’s Discussion and Analysis or Plan of Operations of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following changes to risk factors disclosed in our Annual Report on Form 10-KSB are as a result of our April 3, 2008 acquisition of the Profile Assets that we had previously licensed:

Risk Factors Deleted:

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

•                  We will begin to lose patent protection on our licensed prostate-imaging systems and related patent technologies beginning in 2012.  As we lose patent protection on our critical licensed technologies, it may have a material adverse effect on our business

Risk Factors Added:

The intellectual property we own is subject to a secured $150,000 loan which, if not settled upon maturity, could lead to the loss of our patent rights and put our entire business in jeopardy.

We have purchased certain patents, patent applications and know-how from Profile, LLC that is critical to our proposed products.  A portion of the purchase price of the patents, patent applications and know-how was financed under a secured, $150,000 promissory note issued in favor of Profile.  Pursuant to the terms of the note, the principal and interest accrued thereon becomes due and payable five business days following the close of a public offering of our equity securities August 29, 2008, whichever occurs first.  In the event the note is not fully paid upon maturity or within 45 days thereafter, Profile may enforce its right, which is secured by an agreement under which we granted to Profile a security interest, to have the patents, patent applications and know-how returned, and we will not be able to recoup any monies that were previously paid to Profile.  If the foregoing breach and circumstances occurred, the viability of the Company would be in question. Our only alternatives would be to find existing and non-infringing technology to replace the lost technology, if any exists, or develop new technology ourselves.  The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products and could have a material adverse effect on our business.

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

The following changes to risk factors disclosed in our Annual Report on Form 10-KSB are as a result of the completion of our July 25, 2008 agreements with Artann:

Risk Factors Deleted:

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

Risk Factors Added:

We expect to rely materially on Artann and other consultants and contractors, some of whom may be partially or wholly paid through issuances of common stock dilutive to our shareholders.

We materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities.  Specifically, over the contract periods of the License and the Development and Commercialization Agreements with Artann, we expect to issue equity securities to Artann valued up to $2.5 million.  We expect that certain other consultants and contractors will also accept payment of a portion of their compensation in the form of our equity securities.  Any such issuances would be dilutive to shareholders.

The following risk factor, previously disclosed in our Annual Report on Form 10-KSB, is updated to provide more current information:

We are currently in need of financing and will need additional financing during 2008, and any such financing will likely be dilutive to our existing shareholders.

We do not currently have sufficient funds to complete the development of our products and gain approval of them from the FDA.  As of June 30, 2008, we had approximately $15,000 of cash on hand and current liabilities (excluding original issue discounts on debt) of approximately $5.3 million.  We estimate that we will need approximately $3.6 million of cash over the next 12 months to complete the development of a first generation system, submit a premarket notification application to the FDA and obtain FDA 510(k) clearance for basic mapping and data maintenance labeling claims.  In addition, we have $2.2 million of secured debt and $733,334 of convertible debt, both of which mature at the end of February 2009, $150,000 of secured debt that matures at the end of August 2008 and other short term liabilities exceeding $1,613,000.

During the next 12 months, we plan to raise approximately $4.8 million through private or public offerings of our debt or equity securities, alternative financing sources that may become available to us or some combination of these.  We anticipate that the net proceeds from such financings will be sufficient to fund our operations and retire approximately $1.2 million of short term liabilities. We intend to address the $2.2 million secured debt that matures in February 2009 by seeking an equity investment or licensing fee from a strategic marketing partner, or by seeking an extension of the maturity dates.  We expect that the convertible debt will be converted into common stock during the next 12 months.  If we are unsuccessful in obtaining an equity investment or licensing fee, or an extension of the maturity date of the secured debt, or if the convertible debt is not converted into our common stock, we will need to raise additional funds.

Sources of alternative financing include possible strategic investments from medical device companies that may be interested in marketing products in the prostate cancer detection market.  In addition to financial support, a successful collaboration with such a company would allow us to gain access to down stream marketing, engineering, manufacturing and sales support.

Approximately $2.6 million of our outstanding convertible notes and debentures will automatically convert into equity upon our closing of an underwritten public offering.  In addition, to date we have issued a total of 400,000 warrants in our 2007 and 2008 private placements, and additional warrants may be issued pursuant to our financing efforts.

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

The following risk factor is added to provide current information:

We have not made the required payments due under certain agreements.

We have not made the required $9,350 payment of principal under a short-term loan agreement. We plan to amend the terms of this short-term loan agreement, subject to agreement by the lender, so that the outstanding principal amount will become due and payable upon the Company obtaining a sufficient amount of funding.  In addition, as of July 31, 2008, we have not paid $41,517 of interest payments due pursuant to certain short-term loan agreements.  We expect to reach agreement with the lenders to defer payment of the accrued interest until the closing of an underwritten public offering.  As consideration, we expect to issue to the lenders warrants to acquire a limited number of shares of the Company’s common stock.  If we fail to negotiate amendments to these short-term loan agreement, we will remain in past due status with such agreements and will be forced to borrow additional funds to retire the obligations.

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

At the closing, the Company issued $147,250 in principal amount of Notes and Warrants to purchase 31,000 shares of common stock.  The Notes bear interest at ten percent per year, mature on November 2, 2009, and will convert into the type of equity securities offered by the Company in any underwritten public offering prior to maturity at 70 percent of the public offering price.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the Notes anytime on or after May 2, 2009.  The Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the Notes and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date.

Sales of the securities described above were made in compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and the exemption from registration provided under Section 4(2) of the Securities Act.  In qualifying for such exemption, the Company relied upon representations from the investors regarding their status as “accredited investors” under Regulation D and the limited manner of the offering as conducted by the placement agent and the Company.

Warrants

Pursuant to the terms of an aggregate $112,500 of promissory notes issued in favor of William Reiling, James Davis and the Phillips W. Smith Family Trust (the “Smith Trust”) on April 3, 2008, the Company issued five-year warrants (immediately exercisable) to acquire up to an aggregate of 75,000 shares of the Company’s common stock at $1.50 per share to each lender.

The above warrant issuances were made, and the prospective issuances will be made, in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.		Description

10.1	*	Employment Agreement by and between ProUroCare Inc. and Richard Carlson dated July 16, 2008.

10.2	*	License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008.

10.3	*	Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008.

10.4	*	Form of Stock Option Agreement and Notice of Stock Option Grant for incentive stock options issued to Richard Carlson and Richard Thon on July 11, 2008.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: August 14, 2008	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: August 14, 2008	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.		Description

10.1	*	Employment Agreement by and between ProUroCare Inc. and Richard Carlson dated July 16, 2008.

10.2	*	License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008.

10.3	*	Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008.

10.4	*	Form of Stock Option Agreement and Notice of Stock Option Grant for incentive stock options issued to Richard Carlson and Richard Thon on July 11, 2008.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.