Form 10-Q
period 2008-09-30
ProUroCare Medical Inc.
filed 2008-10-23
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-103781

ProUroCare Medical Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1212923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5500 Wayzata Blvd., Suite 310

Golden Valley, Minnesota 55416

(Address of principal executive offices and Zip Code)

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

YES ☐ NO ☒

The registrant has 1,786,984 shares of common stock outstanding as of October 20, 2008.

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets:
Cash	$42,291	$400,613
Restricted cash	44,178	44,000
Other current assets	68,667	21,733
Total current assets	155,136	466,346

Equipment and furniture, net	146	605
Deferred offering expenses	442,712	132,638
Debt issuance costs, net	388,447	439,321
	$986,441	$1,038,910
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$1,600,000	$—
Notes payable, net of original issue discount	753,285	263,143
Convertible debentures, net of original issue discount	637,925	—
Convertible notes, net of original issue discount	1,143,425	—
Accounts payable	867,130	484,375
Accrued expenses	857,305	801,925
Loans from officers and directors	—	10,450
Total current liabilities	5,859,070	1,559,893

Commitments and contingencies
Long-term bank debt	—	1,600,000
Long-term note payable	—	600,000
Long-term convertible notes, net of original issue discount	372,690	970,600
Total liabilities	6,231,760	4,730,493
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 1,786,984 and 1,727,311 shares on September 30, 2008 and December 31, 2007, respectively	18	17
Additional paid-in capital	13,492,082	12,586,496
Deficit accumulated during development stage	(18,737,419)	(16,278,096)
Total shareholders’ deficit	(5,245,319)	(3,691,583)
	$986,441	$1,038,910

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30		Period from August 17,1999 (inception) to September 30,
	2008	2007	2008	2007	2008
Operating expenses:
Research and development	$30,000	$1,082	$330,155	$108,316	$5,187,707
General and administrative	263,987	199,892	726,521	1,075,325	8,531,017
Total operating expenses	293,987	200,974	1,056,676	1,183,641	13,718,724
Operating loss	(293,987)	(200,974)	(1,056,676)	(1,183,641)	(13,718,724)

Interest income	124	—	502	—	18,260
Interest expense	(473,782)	(315,600)	(1,328,273)	(890,061)	(4,580,703)
Debt extinguishment cost	(29,045)	(75,327)	(74,876)	(233,529)	(456,252)
Net loss	$(796,690)	$(591,901)	$(2,459,323)	$(2,307,231)	$(18,737,419)

Net loss per common share:
Basic and diluted	$(0.45)	$(0.37)	$(1.41)	$(1.48)	$(18.29)

Weighted average number of shares outstanding:
Basic and diluted	1,779,854	1,587,559	1,744,972	1,554,021	1,024,600

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,	Nine months ended September 30,	Period from August 17, 1999 (inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(2,459,323)	$(2,307,231)	$(18,737,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	459	2,670	20,651
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	48,085	511,239	1,753,187
Issuance of common stock for services rendered	37,964	—	194,868
Issuance of common stock for debt guarantees	—	—	88,889
Issuance of notes payable for intangibles expensed as research and development	150,000	—	150,000
Warrants issued for services	—	72,000	540,636
Warrants issued for debt guarantees	—	—	320,974
Warrants issued for debt extinguishment	66,548	233,529	377,205
Amortization of note payable original issue discount	88,888	52,582	331,075
Amortization of convertible debt original issue discount	630,911	182,829	1,085,753
Amortization of debt issuance and deferred offering costs	299,999	394,418	1,584,168
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical
Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600

Changes in operating assets and liabilities:
Deposits	—	—	(189,554)
Other current assets	7,570	22,939	96,859
Accounts payable	146,022	(7,238)	876,477
Accrued expenses	12,646	225,535	1,022,634
Net cash used in operating activities	(970,231)	(616,728)	(8,194,704)
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(20,797)
Deposit into a restricted cash account	(178)	—	(44,178)
Net cash used in investing activities	(178)	—	(64,975)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	500,000
Payments of note payable, bank	—	—	(500,000)
Proceeds of notes payable	112,500	150,000	728,000
Payment of notes payable	(386,976)	(41,618)	(1,424,272)
Proceeds from long-term notes payable and bank debt	1,040,625	—	4,790,625
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	46,875	—	96,875
Payments for debt issuance costs	(146,452)	(5,495)	(671,678)
Payment for rescission of common stock	—	—	(100,000)
Proceeds from loans from officers and directors	—	154,650	172,600
Payments of loans from officers and directors	(10,450)	(79,100)	(137,300)
Payments for deferred offering expenses	(44,035)	—	(72,862)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	447,611	5,682,538
Net cash provided by financing activities	612,087	626,048	8,301,970
Net increase (decrease) in cash	(358,322)	9,320	42,291
Cash, beginning of the period	400,613	2,407	—
Cash, end of the period	$42,291	$11,727	$42,291

	Nine months ended September 30,	Nine months ended September 30,	Period from August 17, 1999 (inception) to
	2008	2007	September 30, 2008
Supplemental cash flow information:
Cash paid for interest	$105,726	$179,831	$699,062
Non-cash investing and financing activities:
Conversion of notes payable into long-term convertible debentures	—	—	175,000
Conversion of loans from directors into long-term convertible debentures	—	—	25,000
Deferred offering costs included in accounts payable	176,634	—	286,622
Deferred offering costs included in accrued expenses	89,404	105,000	112,054
Debt issuance costs included in accounts payable	60,099	—	115,916
Warrants issued pursuant to notes payable	169,739	51,920	493,926
Prepaid expenses financed by note payable	54,504	42,585	165,526
Convertible debt issued in lieu of cash for accrued expenses	23,750	—	23,750
Warrants issued in lieu of cash for accrued expenses	1,250	—	1,250
Common stock issued in lieu of cash for accrued expenses	21,670	111,993	251,306
Common stock issued for debt issuance cost	—	—	158,167
Common stock issued in lieu of cash for accounts payable	—	20,704	122,291
Common stock issued in lieu of cash for loans from officers and directors	—	10,300	10,300
Proceeds from sale of furniture and equipment	—	—	2,200
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Warrants issued for debt issuance costs	—	—	242,612
Conversion of accounts payable to note payable	—	—	241,613
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

September 30, 2008 and 2007 and the period from

August 17, 1999 (inception) to September 30, 2008

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies

(a)                     Description of Business, Development Stage Activities and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease. The primary focus of the Company is currently the ProUroScanTM prostate imaging system, designed for use as an aid to the physician in visualizing and documenting tissue abnormalities in the prostate that have been previously detected by a digital rectal exam. The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities.

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

(b)                     Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Valuation of Stock-Based Compensation. Effective as of August 17, 1999 (inception), the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and on January 1, 2006 adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Debt with Beneficial Conversion Features. The beneficial conversion features of the promissory notes are valued using the Black-Scholes pricing model which approximates fair value. The resulting original issue discount is amortized over the life of the promissory notes (generally no more that 24 months) using the straight-line method, which approximates the interest method.

(d)                     Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. These calculations reflect the effects of the Company’s Reverse Split (see Note 1(a)). Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and nine months ended September 30, 2008 and 2007, and the period from August 17, 1999 (inception) to September 30, 2008 due to the Company’s net losses. 1,605,386 and 872,411 shares of common stock issuable under stock options, warrants, convertible debt and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the periods ended September 30, 2008 and 2007, respectively, as were the undetermined number of shares issuable pursuant to the convertible notes and warrants issued in connection with our private placements and unit put arrangements as described and defined in Note 5 and Note 6.

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

Effective January 1, 2006, the Company adopted SFAS 123R, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaced SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date. Stock-based employee and non-employee compensation cost related to stock options was $18,366, $33,585 and $1,615,663 for the three and nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008, respectively. Stock-based employee and non-employee compensation cost related to stock options was $53,138 and $415,239 for the three and nine months ended September 30, 2007. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $52,000, $31,000, $24,000 and $12,000 for the years ending December 31, 2008, 2009, 2010 and 2011, respectively.

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

In determining the compensation cost of the options and warrants granted during the three and nine months ended September 30, 2008 and September 30, 2007, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30		Nine months Ended September 30
	2008	2007	2008	2007
Risk-free Interest Rate	3.13%	n/a	3.13%	4.90%
Expected Life of Options Granted	4.3 years	n/a	4.3 years	4.0 years
Expected Volatility	131.2	n/a	131.2	133.4%
Expected Dividend Yield	0	n/a	0	0

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

(f)                        Warrants

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”) and EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt. The weighted-average per share fair value of warrants granted during the three and nine months ended September 30, 2008 was $1.33 and $1.23, respectively, and such warrants were immediately vested and exercisable on the date of grant. See Note 7(c) for a description of warrants issued during the three and nine months ended September 30, 2008.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Risk-free Interest Rate	2.82%	4.73%	3.12%	4.71%
Expected Life of Warrants Issued(1)	4.2 years	5.0 years	3.6 years	4.9 years
Expected Volatility	134.0%	134.3%	131.2%	135.2%
Expected Dividend Yield	0	0	0	0

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

(g)                     Debt Issuance Costs

Debt issuance costs at December 31, 2007 consisted of legal and accounting fees, printing costs and commissions paid to the placement agents related to the Company’s Crown Bank promissory notes, a promissory note issued to the Phillips W. Smith Family Trust, a five percent shareholder (the “Smith Trust”) and the Company’s December 27, 2007 private placements of convertible debentures and warrants (the “2007 Private Placement”) (see Note 5(a)). During the three and nine months ended September 30, 2008, the Company incurred additional debt issuance costs related to a second closing on the 2007 Private Placement, the closings on an aggregate of $720,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants in additional private placements (the “2008 Private Placements”) (see Note 5(b)) and the closing on a $325,000 unit put financing facility (see Note 6). Debt issuance costs are amortized over the term of the related debt as interest expense using the straight-line method, which approximates the interest method.

Debt issuance costs are summarized as follows:

	September 30, 2008	December 31, 2007
Debt issuance costs, gross	$701,238	$452,113
Less amortization	(312,791)	(12,792)

Debt issuance costs, net	$388,447	$439,321

Amortization expense related to debt issuance costs was $114,180, $299,999 and $1,584,168 for the three and nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008, respectively. Amortization expense related to debt issuance costs was $132,917 and $394,418 for the three and nine months ended September 30, 2007, respectively.

(h)                     Deferred Offering Costs

The legal fees related to an anticipated public offering the Company expects to complete in the second half of 2008 (see Note 12) were recorded as a deferred offering cost asset as of September 30, 2008. The deferred costs related to the public offering will be recorded as a cost of the offering upon its closing, or expensed as a general and administrative expense if no such closing occurs.

(i)                        Restricted Cash

Pursuant to the renewal of the Crown Bank promissory notes (see Note 2), the Company agreed to deposit with Crown Bank four months worth of future interest payments due under the notes. The Company has further agreed to deposit with Crown Bank all of the interest due on the notes through maturity upon the closing, and out of the net proceeds of, a future underwritten public offering of equity securities of the Company (see Note 12). The funds on deposit are not available to the Company for any purpose other than for debt service on the Crown Bank promissory notes.

(j)                        Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of September 30, 2008, we had total shareholders’ deficit of approximately $5,245,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 2. Notes Payable – Bank.

In February 2006, the Company completed two closings of senior debt financing totaling $2,200,000 pursuant to promissory notes issued to Crown Bank. On October 15, 2007, the Company retired $600,000 of the Crown Bank Promissory notes, and on October 31, 2007, the Company renewed the remaining $1,600,000 of notes to mature in February 2009. The renewed notes bear interest at a rate of the prime rate plus one percent (6.00 percent and 8.25 percent at September 30, 2008 and December 31, 2007, respectively), with $1,200,000 of the renewed notes subject to a minimum interest rate of 6.5 percent. The average interest rate of the notes was 6.37 percent and 6.70 percent for the three and nine months ended September 30, 2008, respectively. The promissory notes are secured by a pledge of all Company assets, including its intellectual property, and are guaranteed by Bruce Culver, James Davis and William Reiling, each five percent shareholders of the Company.

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

Note 3. Notes Payable.

On June 1, 2006, the Company borrowed $75,000 from Mr. Roman Pauly, and in connection therewith issued to Mr. Pauly a promissory note to mature on August 30, 2006 (the “Pauly Note”). On March 20, 2007, the Pauly Note was amended to extend the due date of the note until the Company closes on an aggregate of $750,000 of incremental debt or equity financing. On January 22, 2007, January 3, 2008 and February 29, 2008, the Company repaid $25,000, $33,000 and $7,650 of the principal of the Pauly Note, respectively. At September 30, 2008, the outstanding balance of the Pauly Note was $9,350. The Pauly Note, as amended, bears interest at the prime rate (5.00 percent and 7.25 percent at September 30, 2008 and December 31, 2007, respectively). In connection with the amendments, following repayment of the Pauly Note, the Company will issue a five-year warrant to Mr. Pauly to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the promissory note is outstanding after August 30, 2006. The guidance provided by EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or exchange of Debt Instruments (“EITF 96-19”) indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt. The present value of the cash flows under the August 24, 2006 modification was greater than 10 percent different from the present value of the cash flows under the original agreement. Accordingly, the accrual of warrants to be issued pursuant to the amended note was recorded as debt extinguishment expense (see Note 7(c)).

On November 30, 2006, the Company borrowed $100,000 from Adron Holdings, LLC (“Adron”). In connection therewith, the Company issued to Adron an unsecured promissory note that bore an annual interest rate of 60 percent and was set to mature on January 2, 2007 (the “Adron Note”). On each of March 20, 2007 and August 8, 2007, the Company amended the Adron Note, resulting in a change of the annual interest rate to 42 percent, the extension of its due dates and an agreement to issue to Adron five-year warrants to acquire 167 shares at $5.00 per share for each day the principal remained unpaid on and after March 1, 2007. In January 2008, the Company repaid the outstanding principal amount of the Adron Note and issued five-year, immediately exercisable warrants to acquire up to 52,357 shares of the Company’s common stock at $5.00 per share (see Note 7(c)). The guidance provided by EITF 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt. The present value of the cash flows under the modifications was greater than 10 percent different from the present value of the cash flows under the existing agreement. Accordingly, the accrual of warrants to be issued pursuant to the Adron Note was recorded as debt extinguishment expense (see Note 7(c)).

On May 27, 2008, the Company borrowed $43,860 from a commercial lender pursuant to an insurance policy financing agreement. The financing agreement calls for ten monthly installment payments of $4,554 beginning July 1, 2008, with an imputed annual interest rate of 8.26 percent. The proceeds were paid directly to an insurance company as a prepayment on an insurance policy. On September 16, 2008, the Company borrowed an additional $10,644 from the same commercial lender pursuant to an increase in its insurance coverage, resulting in an increase in the remaining monthly payments of $1,823 beginning November 1, 2008.

On July 31, 2007, the Company borrowed, for working capital purposes, $100,000 from the Smith Trust pursuant to a promissory note. The note bears interest at the prime rate (5.00 percent on September 30, 2008). Following repayment of the promissory note, the Company will issue a five-year warrant to the Smith Trust to acquire 1 share of the Company’s common stock per $1,000 principal balance outstanding at $5.00 per share, for each day the promissory note is outstanding (see Note 7(c)). On January 3, 2008, the Company repaid $66,000 of this note. On March 11, 2008, the Company amended the promissory note with the Smith Trust. Under the terms of the amendment, unpaid principal and interest will be payable upon the Company’s closing of an aggregate of $500,000 or more of incremental debt or equity financing following the date of the amendment. Interest expense recorded during the three and nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008 was $420, $1,447 and $4,774, respectively. Interest expense recognized during the three and nine months ended September 30, 2007 was $1,406 and $1,406, respectively.

At various times the Company receives short-term, unsecured loans from certain officers and directors solely for short-term working capital needs. These loans are made without any interest or other consideration accruing to the officers and directors, and had no defined terms. As of December 31, 2007, the Company had borrowed a total of $10,450 from David Koenig, a director. During the nine months ended September 30, 2008, the Company repaid the entire loan.

On October 31, 2007, the Company issued a promissory note for $600,000 in favor of the Smith Trust, effective as of October 15, 2007. The proceeds were used to retire $600,000 of the Crown Bank promissory notes. The promissory note issued to the Smith Trust matures on February 28, 2009, bears interest at the prime rate plus one percent (6.00 percent at September 30, 2008 and 8.25 percent at December 31, 2007, respectively) and has a subordinated security interest in all of the Company’s assets. Interest expense recorded during the three and nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008 was $9,200, $29,387 and $40,280, respectively. No interest expense was recorded in the three and nine months ended September 30, 2007. In consideration for this loan, on November 7, 2007, the Company agreed to issue 33,333 shares of its common stock to the Smith Trust, the value of which was recorded as debt issuance cost asset (see Note 1(h)). We also agreed to issue to the Smith Trust: (i) an aggregate amount of 6,667 shares of our common stock if the Crown Bank promissory notes remain outstanding on October 31, 2008 and (ii) five-year warrants to acquire a maximum aggregate of 16,667 shares of our common stock at an exercise price of $2.00. The total aggregate number of shares subject to the warrants will be determined by dividing 100,000 by the per share price in an underwritten public offering (not less than $2.00), minus 33,333. The warrants will be issued on the earlier of (i) the date of an underwritten public offering or (ii) October 31, 2008, and will be exercisable beginning on the one-year anniversary of that date. On March 11, 2008, the Company amended the promissory note with the Smith Trust. Under the terms of the amendment, interest accrued pursuant to the promissory note will be payable on the maturity date, rather than payable monthly.

On April 3, 2008, the Company purchased certain patents, patent applications and know-how from Profile (the “Profile Assets”) (see Note 9). $150,000 of the purchase price was financed under a secured promissory note issued in favor of Profile (the “Profile Note”). Pursuant to the terms of the Profile Note, the principal and interest accrued thereon was to become due and payable five business days following the close of a public offering of the Company’s equity securities or August 29, 2008, whichever occurred first (the “Maturity Date”). Interest accrued at an annual rate of 10 percent prior to the Maturity Date and 18 percent thereafter. On September 10, 2008, the Company amended the Profile Note such that it became due on September 25, 2008. On September 25, 2008, the Company paid off the Profile Note and the accrued interest thereon.

On April 3, 2008, the Company borrowed an aggregate of $112,500 pursuant to three promissory notes, each in the amount of $37,500. The promissory notes were issued in favor of James Davis,

William Reiling and the Smith Trust. The proceeds from the promissory notes were used toward the purchase of the Profile Assets (see Note 9). Payment in full of the promissory notes and the interest accrued thereon at an annual rate of 10 percent was due on September 1, 2008. As consideration for providing the loans, the Company issued immediately exercisable, five-year warrants to purchase 25,000 shares of the Company’s common stock at $1.50 per share to each lender. The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance. The $42,769 relative fair value of the warrants was recorded as original issue discount on the related promissory notes and expensed as interest expense over the term of the promissory notes. Interest expense related to the amortization of the original issue discount was $17,221, $42,469 and $42,769 for the three and nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008, respectively. On September 12, 2008, the Company amended the three promissory notes to extend the due date and to include a conversion feature (see Note 5).

Note 4. Convertible Debentures.

As consideration to the guarantors (Bruce Culver, James Davis, William Reiling and the Smith Trust) to provide their guarantees for the Crown Bank promissory notes, the Company issued $733,334 of unsecured convertible 10 percent debentures. Of the $733,334, $400,000 matures on February 16, 2009 and $333,334 matures on February 28, 2009. The debentures are convertible into Company common stock at a price of $3.00 per share. The $733,334 face value of the convertible debentures (before the impact of the calculation of the beneficial conversion feature — see below) is recorded as a current liability, with the offset of the cost of the debentures recorded as a debt issuance cost asset. The debt issuance cost asset is being amortized as interest expense over the term of the underlying bank note payable. The convertible debentures are being treated as debt issuance cost because they represent the costs directly attributable to the bank promissory note financing.

The embedded conversion feature of the convertible debentures does not meet all the characteristics of a derivative instrument as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and therefore was not separated from the host contract and accounted for as a derivative. The embedded conversion feature does not provide for net settlement, the shares to be issued pursuant to the exercise of the conversion feature will be unregistered and, due to the large number of shares involved and the thinly traded market for the Company’s shares, cannot be readily settled net by a means outside the contract. The value of the beneficial conversion feature was computed as the difference between the fair market value of the shares at the transaction dates and the lowest possible conversion price during the debenture term ($3.00 per share), multiplied by the number of conversion shares that would be issued at that conversion price (244,445 shares). The value so computed was in excess of the face value of the convertible debentures issued, and was therefore limited to the face value of the debentures issued ($733,334). The beneficial conversion feature was recorded as an original issue discount as defined in EITF 98-5 against the convertible debt liability and is also being amortized as interest expense over the term of the convertible debentures. Interest expense related to the amortization of the original issue discount was $61,613, $183,500 and $637,925 for the three and nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008, respectively. Interest expense related to the amortization of the original issue discount was $61,613 and $182,819 for the three and nine months ended September 30, 2007.

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

On December 27, 2007, the four convertible debenture holders agreed to amend the terms of their debentures to provide for automatic conversion of the principal amount of the debentures and the unpaid interest accrued thereon into shares of the Company’s common stock at $3.00 per share upon the closing of an underwritten public offering by the Company. The $733,334 outstanding principal amount of the debentures will convert into 244,445 shares of the Company’s common stock. As of September 30, 2008, $123,862 of unpaid accrued interest related to the debentures was outstanding. Interest will continue to accrue on the debentures until they are converted or otherwise retired. Interest expense recorded during the three and nine months ended September 30, 2008, and the period from August 17, 1999 (inception) to September 30, 2008 was $18,742, $55,819 and $193,941, respectively. Interest expense recorded during the three and nine months ended September 30, 2007 was $18,742 and $55,615, respectively.

Note 5. Convertible Notes.

(a)       2007 Private Placement

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

(b) 2008 Private Placement

On February 13, February 28, May 2, July 15 and July 30, 2008, the Company closed on an aggregate $720,000 of units consisting of unsecured, subordinated, convertible promissory notes and common stock purchase warrants (the “2008 Private Placements”). Net cash proceeds to the Company were $539,716, after deducting $180,284 of expenses of the offerings (including $93,600 of commissions paid to the placement agent). Each $10,000 unit consists of a note in the principal amount of $9,500 (the “2008 Notes”) and a warrant to purchase 2,000 shares of our common stock (the “2008 Warrants”). The terms of the 2008 Notes and 2008 Warrants are identical to the 2007 Notes and 2007 Warrants, respectively, except that the Company’s option to prepay $370,500 of the 2008 Notes begins anytime on or after February 13, 2009 with a maturity date of August 13, 2009, the Company’s option to prepay $147,250 of the 2008 Notes begins anytime on or after May 2, 2009 with a maturity date of November 2, 2009 and the Company’s option to prepay the remaining $166,250 of the 2008 Notes begins anytime on or after July 15, 2009 with a maturity date of March 15, 2010.

The embedded conversion features of the 2007 Notes, Davis Notes and the 2008 Notes do not meet all the characteristics of a derivative instrument as described in SFAS 133, and therefore were not separated from the host contracts and accounted for as derivatives. The embedded conversion features are indexed to the Company’s common stock, and would be classified in shareholders’ equity under the guidance of EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), if they were freestanding derivatives. The embedded conversion feature contains an explicit limit on the number of shares to be delivered, the Company has sufficient authorized and unissued shares available to settle the maximum number of shares and the debenture agreement does not contain a net cash settlement feature. The beneficial conversion features of the 2007 Notes, Davis Notes and the 2008 Notes, valued at $946,539 using the Black-Scholes pricing model, along with the $153,735 relative fair value of the 2007 Warrants, the Davis Warrants and the 2008 Warrants, were recorded as an original issue discount as defined in EITF 98-5 against the convertible debt liability, and are being amortized as interest expense over the term of the convertible debentures. During the three and nine months ended September 30, 2008, $151,587 and $443,706 of the original issue discount was amortized as interest expense, respectively.

(c) Amendment of Three Promissory Notes

On April 3, 2008, the Company borrowed an aggregate of $112,500 pursuant to three promissory notes, each in the amount of $37,500 (see Note 3).  On September 12, 2008, the Company amended the three promissory notes.  Under the terms of the amendments, the maturity date of each $37,500 note was changed from September 1, 2008 to the earlier of the seven days after the date the Company closes on an underwritten public offering of equity securities or December 31, 2008.  In addition, each note holder was given the option of converting the principal and interest into shares of the Company’s common stock at price equal to 70 percent of the price of the securities sold in that underwritten public offering, in lieu of cash.  EITF Issue No. 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” requires that a modification or exchange of debt instruments be accounted for as debt extinguishment if a substantive conversion option is added to the new or modified debt instrument.  Under the guidance of EITF Issue No. 05-1 “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option,” the added conversion option was deemed to be substantive.  Accordingly, the amendments were treated as a debt extinguishment.  No gain or loss was recognized.  The $48,214 fair value of the beneficial conversion feature was recorded as original issue discount, and is being amortized as debt extinguishment expense over the term of the notes.

(d) Issuance of $150,000 Convertible Promissory Note

On September 25, 2008, the Company borrowed $150,000 pursuant to a promissory note issued in favor of James Davis.  The proceeds of the loan were used to retire the $150,000 principal balance of the Profile Note.  Payment in full of the promissory notes and the interest accrued thereon at an annual rate of 10 percent is due on the earlier of seven days after the date the Company closes an underwritten public offering of equity securities or March 25, 2010.  In the event that the Company closes on a public offering of equity securities before March 25, 2010, Mr. Davis will have the option of converting the principal and accrued interest into shares of the Company’s common stock at 70 percent of the public offering price.  As consideration for providing the loan, the Company issued an immediately exercisable, five-year warrant to purchase 100,000 shares of the Company’s common stock at $1.50 per share to Mr. Davis.  The gross proceeds were allocated between the note, the warrants and the bargain conversion feature of the note based on the relative fair value at the time of issuance.  The $46,604 relative fair value of the warrants was recorded as original issue discount and is being expensed as interest expense over the term of the promissory note.  As the holder’s ability to exercise the conversion feature of the note is contingent upon an event outside the control of the holder, the bargain conversion feature valued at $103,396 is not recorded until the contingency is removed.

Note 6.  Unit Put Arrangements.

On September 16, 2008, the Company secured $325,000 of future funding through commitments to purchase units in accordance with the terms of a unit put agreement (the “Unit Put Agreement,” such future funding commitments, the “Unit Put Arrangements”).  Upon the Company’s exercise of the put, all of the investors who have signed a Unit Put Agreement will purchase the units being put by the Company on a pro rata basis within 5 days after receiving the put notice.

In consideration of each purchaser’s future funding commitment, each purchaser received an origination warrant to purchase 1,000 shares of the Company’s common stock for each $10,000 unit that an investor committed to purchase (each, an “Origination Warrant”).  Each Origination Warrant becomes exercisable when the right of the Company to exercise the put expires and remains exercisable until December 31, 2012 at an exercise price of $1.00 per share.  We have issued Origination Warrants to purchase an aggregate 32,500 shares of our common stock.  The Origination Warrants, valued at $42,575 using the Black-Scholes pricing model, were recorded as a debt issuance cost asset and are being amortized as interest expense over the term of the Unit Put Agreement.

Each unit consists of a note in the principal amount of $9,500 (the “Unit Put Notes”) and a warrant to purchase 2,000 shares of the Company’s common stock (the “Unit Put Warrants”).  The purchase price of the warrant portion of each unit is $500.  The Unit Put Notes bear interest at 10 percent per year, mature on March 16, 2010 and convert into common stock at 70 percent of the initial offering price of the securities offered by the Company in an underwritten public offering.  In the event such an offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.15 per share.  The Company may, at its option, prepay the notes anytime on or after January 1, 2009.  The warrants will be exercisable immediately upon issuance and will remain exercisable until December 31, 2012 at an exercise price of $1.00 per share.

On September 16, 2008, the Company exercised $162,500 of its put options under the Unit Purchase Agreement, and upon the September 24, 2008 closing thereof, issued Unit Put Notes in the principal amount of $154,375 and 32,500 Unit Put Warrants.  Cash proceeds from this closing were $137,500, while $25,000 of the Unit Put Notes and Warrants were paid for by the reduction of accrued interest due to one of the investors.  Legal, accounting and other direct costs related to the offering totaling $13,002 were recorded as debt issuance cost and are being amortized as interest expense over the term of the Unit Put Agreement.  The embedded conversion feature of the Unit Put Notes does not meet all the characteristics of a derivative instrument as described in SFAS 133, and therefore was not separated from the host contracts and accounted for as derivatives.  The embedded conversion feature is indexed to the Company’s common stock and would be classified in shareholders’ equity under the guidance of EITF 00-19 if it was a freestanding derivative.  The embedded conversion feature contains an explicit limit on the number of shares to be delivered, the Company has sufficient authorized and unissued shares available to settle the maximum number of shares and the debenture agreement does not contain a net cash settlement feature.  The beneficial conversion features of the Unit Put Notes, valued at $77,685 using the Black-Scholes pricing model, along with the $19,649 relative fair value of the Unit Put Warrants, were recorded as an original issue discount as defined in EITF 98-5 against the convertible debt liability, and are being amortized as interest expense over the term of the convertible debentures.  During both the three and nine months ended September 30, 2008, $1,144 of the original issue discount was amortized as interest expense.

On October 17, 2008, the Company exercised the remaining $162,500 of its put option under the Unit Put Agreement, which it expects to close on October 28, 2008.  Upon the closing, the Company will issue Unit Put Notes in the principal amount of $154,375 and 32,500 Unit Put Warrants.

Note 7. Shareholders’ Equity.

(a)         Common Stock

On July 11, 2008, the Company’s directors received 21,667 of shares of the Company’s common stock in lieu of cash for $21,667 of unpaid director’s fees accrued through June 30, 2008.

On July 11, 2008, the Company issued a total of 37,967 shares of the Company’s common stock to its directors in recognition of extraordinary amount of time and effort they have spent on the Company’s restructuring and refocusing efforts since January 2007.  The shares were valued at $1.00 per share and expensed on the date of issuance.

(b)         Stock Options

On July 11, 2008, the Company issued incentive stock options to acquire 70,000 shares of its common stock to its Chief Executive Officer, Richard Carlson.  The options are exercisable for a period of seven years at an exercise price of $1.00 per share.  Of the options, 10,000 shares vest immediately and 20,000 shares will vest on July 1 of each of 2009, 2010 and 2011.  At the same time, Mr. Carlson agreed to cancel existing, fully-vested stock options to acquire 15,000 shares of common stock at an exercise price of $23.50 per share.  SFAS 123R requires that options that are cancelled and reissued simultaneously be accounted for as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options, valued at $0.79 per share using the Black-Scholes pricing model, over the $0.31 per share value of the cancelled options on the cancellation date will be expensed immediately as general and administrative expense.  The value of the unvested portion will be recorded as general and administrative expense over the three-year vesting period.

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

(c)          Warrants

The warrants described below, issued or to be issued, are exempt from registration under Section 4(2) of the Securities Act as they were or will be issued in non-public offerings to a limited number of subscribers.  Each of the following warrants was valued using the Black-Scholes pricing model:

•                  On January 4, 2008, pursuant to a final separation agreement with a former employee of the Company, the Company issued to the former employee five-year warrants (immediately exercisable) to acquire up to 14,500 shares of the Company’s common stock at an exercise price of $5.00 per share, and amended a previously issued warrant to acquire up to 30,000 shares of the Company’s common stock to provide for cashless exercise thereof.  The warrants, valued at $14,500 using the Black-Scholes pricing model, were recorded as compensation expense in the first quarter of 2008.  No expense was recorded during the three months ended September 30, 2008.

•                  Pursuant to the terms of the Adron Note (see Note 3), upon the repayment of the principal thereon on January 16, 2008, the Company issued five-year, immediately exercisable warrants to acquire up to 52,357 shares of the Company’s common stock at $5.00 per share.  The accrual of 1,347 and 52,357 warrants (and subsequently issued as part of the January 16, 2008 issuance noted above) valued at $4,849 and $188,485 using the Black-Scholes pricing model was expensed as debt extinguishment expense during the nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008, respectively.  During the three and nine months ended September 30, 2007 the accrual of 15,336 and 40,674 warrants valued at $55,211 and $145,426 was recorded as debt extinguishment expense, respectively.  During the nine months ended September 30, 2007, the issuance of 5,167 warrants valued at $23,162 was expensed as interest expense.

•                  In connection with amendments to the Pauly Note (see Note 3), following repayment of the Pauly Note, the Company will issue a five-year warrant (immediately exercisable) to Mr. Pauly to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the Pauly Note is outstanding after August 30, 2006.  As of September 30, 2008, the Company had accrued for issuance warrants to acquire 31,817 shares of the Company’s common stock pursuant to this arrangement.  The accrual of 3,836, 11,426 and 26,646 warrants valued using the Black-Scholes pricing model at $20,717 $61,700 and $143,891, was expensed as debt extinguishment expense during the three and nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008, respectively. During the three and nine months ended September 30, 2007, the accrual of 3,836 and 11,384 warrants valued using the Black-Scholes pricing model at $20,716 and $61,474, respectively, was expensed as debt extinguishment expense.

•                  On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs pursuant to a promissory note issued to the Smith Trust (see Note 3).  Following repayment of the promissory note, the Company will issue a five-year warrant (immediately exercisable) to the Smith Trust to acquire 1 share of the Company’s common stock per $1,000 principal outstanding at $5.00 per share for each day the promissory note is outstanding after August 30, 2006.  As of September 30, 2008, the Company had accrued for issuance warrants to acquire 24,848 shares of the Company’s common stock pursuant to this arrangement.  The accrual of 3,128, 9,448 and 24,848 warrants valued using the Black-Scholes pricing model at $12,512, $37,792 and $99,392 was expensed as interest expense during the three and nine months ended September 30, 2008 and the period from August 17, 1999 (inception) to September 30, 2008, respectively.  During each of the three and nine months ended September 30, 2007, the accrual of 6,200 warrants valued at $24,800 was recorded as interest expense.

•                  On April 3, 2008, as consideration to James Davis, William Reiling and the Smith Trust for providing certain loans to the Company, the Company issued five-year warrants (immediately exercisable) to purchase a total of 75,000 shares of the Company’s common stock at $1.50 per share to each lender (see Note 3).  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The relative fair value of warrants was recorded as original issue discount on the related promissory notes and was expensed as interest expense over the term of the promissory notes.  During the three and nine months ended September 30, 2008, original issue discounts of $17,220 and $42,768 was expensed as interest expense.

•                  On September 25, 2008, the Company borrowed $150,000 pursuant to a promissory note issued in favor of James Davis (see Note 5(d)).  As consideration for providing the loan, the Company issued an immediately exercisable, five-year warrant to purchase 100,000 shares of the Company’s common stock at $1.50 per share to Mr. Davis.  The $46,604 relative fair value of the warrant was recorded as original issue discount and is being expensed as interest expense over the term of the promissory note.

Note 8.  Income Taxes.

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

The Company had no significant unrecognized tax benefits as of September 30, 2008 and December 31, 2007 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.

The Company has generated net operating loss carryforwards of approximately $4.7 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed the Merger and private placement transactions that occurred in April 2004, and believes that they do not constitute such an ownership change.  However, additional shares and warrants likely to be issued pursuant to the Company’s financing efforts, together with certain transactions occurring in the previous 36-month period, may constitute a change in ownership that could subject the Company’s use of its net operating loss carryforwards to the above limitations.  Based on the Company’s estimates, the limitation would apply to substantially all of the $4.7 million net operating loss carryforwards.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2005 - 2007
State of Minnesota 2005 - 2007

Note 9.  Asset Purchase Agreement.

On April 3, 2008, the Company purchased the Profile Assets from Profile pursuant to an asset purchase agreement.  Prior to purchasing the Profile Assets, the Company had licensed certain rights to the Profile Assets from Profile, then a five percent shareholder of the Company.  The technology encompassed by the Profile Assets provides the basis for the ProUroScanTM system, the Company’s initial product currently in the final stages of development.  The purchase price of the

Profile Assets was $300,000, of which $150,000 was paid in cash and $150,000 was financed under the Profile Note (see Note 3).  As indicated by SFAS No. 2, “Accounting for Research and Development Costs,” regarding costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses, the entire $300,000 purchase price was expensed as research and development expense in the nine months ended September 30, 2008.

Note 10.  Employment Agreement.

On July 16, 2008, PUC entered into an employment agreement with Mr. Carlson, its Chief Executive Officer.  The agreement provides for a minimum annual salary of $150,000, a cash incentive bonus potential of up to 40 percent of Mr. Carlson’s base pay and eligibility to participate in an annual grant of options to purchase shares of common stock, as determined by the Company’s Board of Directors.  The agreement provides for severance payments if the Company terminates Mr. Carlson without cause or if Mr. Carlson terminates the agreement for good reason that includes nine months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary), payment of earned bonuses, continued payment of existing health and life insurance benefits for a period of nine months and immediate vesting of all unvested stock options then held by Mr. Carlson.  In addition, within a one-year period following a “change in control” of the Company, upon termination without cause, unacceptable demotion or reduction in responsibilities or a relocation of more than 100 miles, Mr. Carlson will receive as severance, nine months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary) and immediate vesting of all unvested stock options then held by Mr. Carlson.  The agreement prohibits Mr. Carlson from directly or indirectly participating in the ownership, management, operation or control of a competitive business for a period of one year after his employment with the Company terminates.  The agreement will expire on December 31, 2009.

Note 11.  Agreements with Artann Laboratories Inc.

On July 25, 2008, the Company entered into two agreements with its development partner, Artann Laboratories Inc. (“Artann”).  Under the first agreement, the “License Agreement,” Artann granted to the Company an exclusive, worldwide, sublicensable license to certain patent applications, trade secrets and technology to make, use and market certain mechanical imaging products in the diagnosis or treatment of urologic disorders of the prostate, kidney or liver field of use.  Artann also agreed to transfer possession of five fully functional prostate imaging systems to the Company and grant the Company full access to all relevant documentation thereto.  As consideration, the Company agreed to pay, on the effective date of the agreement, an upfront cash license fee of $600,000 and shares of the Company’s common stock valued at $500,000.  In addition, the Company shall pay Artann a royalty equal to four percent of the first $30,000,000 of net cumulative sales of licensed products, three percent of the next $70,000,000 of net cumulative sales and two percent of net cumulative sales over $100,000,000.  Further, the Company will pay Artann a technology royalty of 1 percent of net sales on prostate imaging system products through December 31, 2016.  The combined royalties are subject to a minimum annual royalty equal to $50,000 per year for each of the first two years after clearance from the Food and Drug Administration (“FDA”) for commercial sale and $100,000 per year for each year thereafter until termination or expiration of the License Agreement.  The Company also agreed to grant Artann a non-exclusive fully paid up, sublicensable, royalty free and worldwide license for Artann to make, use or sell any mechanical imaging system for the diagnosis or treatment of disorders of the female human breast.  The License Agreement will become effective on the tenth day after the close of one or more public or private equity offerings by the Company that raises at least $4,000,000 or November 30, 2008, whichever is first to occur.  The License Agreement will terminate upon the expiration of all royalty obligations, by failure of either party to cure a breach of the agreement within a 60-day cure period, if the Company fails to make a payment to Artann and such failure is not cured within a 30-day cure period or should one of the parties become insolvent, go into liquidation or receivership or otherwise lose legal control of its business.

Under the second Artann agreement, the “Development and Commercialization Agreement,” the parties intend to collaborate together to develop, commercialize and market prostate mechanical imaging systems.  Artann will conduct and complete all pre-clinical activities and testing on the prostate imaging system, conduct clinical trials, prepare and submit FDA regulatory submissions and provide hardware and software development, refinement and debugging services to ready the prostate imaging system for commercial sale.  For these development services, the Company will make cash milestone payments to Artann of $250,000 upon initiation of an FDA approved clinical study, $250,000 upon completion of that FDA approved clinical study and submission of an FDA regulatory approval application on the prostate imaging system and $750,000 upon FDA clearance to allow the prostate imaging system to be commercially sold in the United States.  In addition, the Company will issue to Artann shares of common stock of the Company having a value of $1,000,000 upon completion of the FDA approved clinical study and submission of an FDA regulatory approval application on the prostate imaging system and, as a success bonus, the Company will issue to Artann shares of its common stock having a value of $1,000,000 upon FDA clearance.  The success bonus will be reduced by ten percent for each month that FDA clearance is delayed following fifteen months from the effective date of the Development and Commercialization Agreement.  The Company will also pay a monthly retainer fee for technical advice and training by Artann personnel.  The monthly fee retainer shall be $30,000 per month for each of the first nine months following the effective date of the Development and Commercialization Agreement and $15,000 per month for the next twelve months.

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

Note 12.  Filing of S-1 Registration Statement.

On September 19, 2008, the Company filed a Registration Statement on Form S-1, File No. 333-153605, to register up to $5,000,000 of units consisting of one share of common stock and one redeemable common stock warrant in anticipation of a public offering that is expected to close in the fourth quarter of 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Current Operations

We currently employ only two employees.  We conduct our research and development, market research, regulatory and other business operations through the use of a variety of consultants and medical device development contractors, primarily Artann.  We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources during our development stage.  Over the next three quarters, we expect to complete the clinical and regulatory process leading to FDA 510(k) market clearance and establish strategic marketing and contract manufacturing relationships in anticipation of regulatory clearance to enter the market.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases and transfer agent fees.  We currently occupy temporary offices within the office of a former director, for which we accrue rent on a month-to-month basis of approximately $2,200 per month.  Other expenses incurred include executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses.

The remaining work to prepare the ProUroScan System for FDA clinical studies consists primarily of engineering and user interface refinements, safety and bio-testing and completion of documentation and validation studies.  We expect this work to be performed by Artann and other independent contractors.  Pursuant to the terms of our development agreement with Artann, we are required to make cash and equity payments of the Company’s common stock upon the achievement of several project milestones.  Assuming the achievement of all of the milestones up to and including the receipt of FDA 510(k) market clearance, these payments to Artann will total approximately $1,415,000 in cash and approximately $2,000,000 in equity.  In addition, pursuant to the terms of our license agreement with Artann, we expect to make a cash payment to Artann for licensing fees of $600,000 and an equity payment of our common stock valued at approximately $500,000.

During the next three quarters following the close of our anticipated equity offering (see “Liquidity and Capital Resources,” below) and prior to our entrance into the commercial market, we expect to hire approximately six employees in the areas of engineering, regulatory compliance, marketing and quality assurance.  We estimate that the cash required for internal salaries and benefits, operating expenses including project management, software and hardware development and regulatory work and interest will be approximately $622,000, and cash required for outside consulting costs (excluding Artann) will be approximately $76,000.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended September 30, 2008 were $293,987, an increase of $93,013 or 46 percent, compared to $200,974 last year.  We incurred substantial legal fees during the three months ended September 30, 2008 relating to the negotiation and consummation of the Artann agreements and certain patent work.  Fees for these legal services were approximately $51,000 compared to approximately $2,000 incurred for general legal services last year.  Fees paid to outside directors increased to $48,092 for the three months ended September 30, 2008 compared to $6,875 last year, due primarily to a one-time stock grant to the directors in recognition of their efforts in the Company’s repositioning and financing since the beginning of 2007.  During the three months ended September 30, 2008 we paid $30,000 to Artann under our development agreement to help advance the timetable for clinical trials on the ProUroScan system.  These increases were offset by a reduction of stock-based compensation to $18,366 during the three months ended September 30, 2008 compared to $53,138 last year, as certain options became fully expensed in late 2007.

Net Interest Expense.  Net interest expense for the three months ended September 30, 2008 was $473,658, an increase of 50 percent, compared to $315,600 last year.  The increased interest can be primarily attributed to the issuance of convertible notes to investors in our 2007 and 2008 private placements.  Amortization of the original issue discount attributable to the warrants and the beneficial conversion feature of the convertible notes issued in the private placements resulted in approximately $152,000 of recorded interest expense in the three months ended September 30, 2008, while the interest on the convertible notes totaled approximately $47,000.  These increases were partially offset by interest expense reductions resulting from declining interest rates and a reduction in outstanding balances.

Debt Extinguishment Expense.  Our debt extinguishment expense for the three months ended September 30, 2008 was $29,045, a decrease of 61 percent, compared to $75,327 last year.  Our debt extinguishment expense arises primarily from the cost of warrants accrued for issuance pursuant to the provisions of short-term loans from certain individual lenders.  The decrease was due to the repayment of a significant portion of these outstanding short term loans in late 2007 and in early 2008.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:

Operating Expenses/Operating Loss.

Our operating loss equals our operating expenses because we have no revenue.  For the nine months ended September 30, 2008 our operating expenses (and our operating loss) were $1,056,676, a decrease of $126,965 or 11 percent, compared to $1,183,641 last year.

Total employee compensation and benefits costs decreased to $285,517 from $833,200 last year, or 66 percent.  In the nine months ended September 30, 2007, we incurred stock-based compensation of $316,500 related to the extension of the exercise period of certain stock options and warrants issued pursuant to separation agreements with three former employees.  The remaining compensation expense reduction came primarily as a result of the termination of the three employees in early 2007 and to options that became fully vested in 2007.  Fees for legal services in the nine months ended September 30, 2008 increased approximately $109,000, or 127 percent, compared to last year, due to legal fees associated with our negotiations with Artann, one-time costs of our reverse stock split, the filing of our Registration Statement on Form S-8 and other SEC filings and patent maintenance related legal expenses.  Fees paid to outside directors increased to $60,592 for the nine months ended September 30, 2008 compared to $18,542 last year, due primarily to a one-time stock grant to the directors in recognition of their efforts in the Company’s repositioning and financing since the beginning of 2007.

Research and development costs in the nine months ended September 30, 2008 were $330,000, representing the expensing of our $300,000 acquisition of certain intellectual property and know-how from Profile and the payment of $30,000 to Artann under our development agreement to help advance the timetable for clinical trials on the ProUroScan system.  This represents an increase of approximately $224,000, or 210 percent, compared to the approximately $106,000 recognized as research and development expense during the nine months ended September 30, 2007, which included the issuance of warrants valued at $72,000 to Artann pursuant to a cooperation agreement signed in April 2007 and approximately $24,000 of research costs related to a prostate visioning system project.

Net Interest Expense.  Net interest expense for the nine months ended September 30, 2008 was $1,327,771, an increase of $437,710 or 49 percent, compared to $890,061 last year.  The increased interest expense can be attributed to the issuance of convertible notes in our 2007 and 2008 private placements.  Amortization of the original issue discount attributable to warrants issued in the private placements resulted in approximately $444,000 of recorded interest expense in the nine months ended September 30, 2008, while the interest on the convertible notes totaled approximately $125,000.  These increases were partially offset by interest expense reductions resulting from declining interest rates and a reduction in the outstanding balances.

Debt Extinguishment Cost.  Our debt extinguishment cost for the nine months ended September 30, 2008 was $74,876, a decrease of 68 percent, compared to $233,529 last year.  Our debt extinguishment cost resulted primarily from the cost of warrants issued in connection with the amendment of certain short term loans made to defer their maturity dates.  The decrease was due to the repayment of a significant portion of these outstanding short term loans in late 2007 and early 2008.

Liquidity and Capital Resources

Anticipated Proceeds from Equity Offering

On September 19, 2008, we filed a Registration Statement on Form S-1, File No. 333-153605, to register units consisting of one share of common stock and one redeemable common stock warrant in anticipation of a public offering that we expect to close in the fourth quarter of 2008 (the “Public Offering”).  We expect that the estimated $3,175,000 net proceeds of the Public Offering will be sufficient to fund our cash obligations under the Artann Development and License Agreements and to finance our internal operations through receipt of FDA 510(k) clearance, as described in “Current Operations” above, and to retire certain short-term liabilities.  However, if the Public Offering is significantly delayed for any reason, or if our product development efforts experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing.  We do not expect the funds from the Public Offering to be sufficient for us to initiate any significant market launch or scale-up manufacturing capabilities.

Assets; Property Acquisitions and Dispositions

Our primary assets are patents and patent applications, which are the foundation for our proposed product offerings.  These assets secure a $1,600,000 senior bank note and a note issued to an investor in the amount of $600,000 and, as a result, are not available to secure other senior debt financing.

We anticipate purchasing approximately $35,000 of computer equipment, development tools and software during the next 12 months.  We do not anticipate selling any significant assets in the near term.

Private Placements

We have raised a total of $2,000,000 (including conversion of $175,000 of existing debt) from the sale of convertible promissory notes and warrants in four private placements since December 2007.

Put Arrangements

In September 2008, we raised $325,000 of future funding through commitments to purchase units in accordance with the terms of a unit put agreement (the “Unit Put Agreement,” such future funding commitments, the “Unit Put Arrangements”).  Upon our exercise of the put, all of the investors who have signed a Unit Put Agreement will purchase the units being put by us on a pro rata basis within 5 days after receiving the put notice from us.

In consideration of each purchaser’s future funding commitment, each purchaser received an origination warrant  to purchase 1,000 shares of our common stock for each $10,000 unit that an investor has committed to purchase (each an “Origination Warrant”).  Each Origination Warrant becomes exercisable when the right of the Company to exercise the put expires and remains exercisable until December 31, 2012 at an exercise price of $1.00 per share.  We have issued Origination Warrants to purchase an aggregate 32,500 shares of our common stock.

Each unit will consist of a note in the principal amount of $9,500 (the “Unit Put Notes”) and a warrant to purchase 2,000 shares of our common stock (the “Unit Put Warrants”).  The purchase price of the warrant portion of each unit is $500.  The notes bear interest at 10 percent per year, mature on March 16, 2010, and will convert into common stock at 70 percent of the initial offering price of the Units offered pursuant to the Public Offering.  In the event the Public Offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into our common stock at $0.15 per share.  We may, at our option, prepay the notes anytime on or after January 1, 2009.  The warrants will be exercisable immediately upon issuance and will remain exercisable until December 31, 2012 at an exercise price of $1.00 per share.

On September 16, 2008, the Company exercised $162,500 of its put options under the Unit Purchase Agreement, and upon the September 24, 2008 closing thereof, issued Unit Put Notes in the principal amount of $154,375 and 32,500 Unit Put Warrants.  The beneficial conversion features of the Unit Put Notes valued at $77,685 and the $19,649 relative fair value of the Unit Put Warrants were recorded as an original issue discount and are being amortized as interest expense over the term of the convertible debentures.

Purchase of Patents

On April 3, 2008, we purchased certain previously-licensed patents, patent applications and know-how associated with imaging technology from Profile L.L.C., a Delaware limited liability company (“Profile”), pursuant to an asset purchase agreement (the “Profile Assets”).  The purchase price of the Profile Assets was $300,000, of which $150,000 was paid in cash and $150,000 was financed under a secured promissory note (the “Profile Note”).

In addition, in connection with the purchase of the Profile Assets, on April 3, 2008 we borrowed an aggregate of $112,500 pursuant to three convertible promissory notes each in the amount of $37,500.  Payment in full of the promissory notes and the interest accrued thereon at an annual rate of 10 percent is due on the earlier of seven days following the closing date of the Public Offering or December 31, 2008.  Upon the closing of the Public Offering, the holders of the three promissory notes have the option of converting the notes into shares of our common stock at 70 percent of the offering price of the equity securities offered in the Public Offering.

On September 25, 2008, the Company borrowed $150,000 pursuant to a promissory note issued in favor of James Davis.  Payment in full of the promissory notes and the interest accrued thereon at an annual rate of 10 percent is due on the earlier of seven days after the date the Company closes the Public Offering or March 25, 2010.  In the event that the Company closes on the Public Offering before March 25, 2010, Mr. Davis will have the option of converting the principal and accrued interest into shares of the Company’s common stock at 70 percent of the public offering price.  As consideration for providing the loan, the Company issued an immediately exercisable, five-year warrant to purchase 100,000 shares of the Company’s common stock at $1.50 per share to Mr. Davis.  The gross proceeds were allocated between the note, the warrants and the bargain conversion feature of the note based on the relative fair value at the time of issuance.  The $46,604 relative fair value of the warrants was recorded as original issue discount and is being expensed as interest expense over the term of the promissory note.  As the holder’s ability to exercise the conversion feature of the note is contingent upon an event outside the control of the holder, the bargain conversion feature valued at $103,396 is not recorded until the contingency is removed.  The proceeds of the loan were used to retire the $150,000 principal amount of the Profile Note.

Financing Plans

We have $2,200,000 of secured debt and $733,334 of convertible debt, both of which mature at the end of February 2009, $1,900,000 of convertible notes due in maturities ranging from June 2009 through January 2010, $150,000 of unsecured convertible debt that matures in March 2010, $112,500 of unsecured convertible debt that matures in December 2008 and other short term liabilities exceeding $1,700,000.  We plan to address each of these obligations as follows:

•                  We intend to address the remaining $2.2 million secured debt that matures in February 2009 by seeking an equity investment or licensing fee from a strategic marketing partner, or by seeking an extension of the maturity dates.  If we are unsuccessful in obtaining an equity investment or licensing fee, or an extension of the maturity date of the secured debt, or if the convertible debt is not converted into our common stock, we will need to raise additional funds.

•                  Under the terms of the convertible debentures, the $733,334 debt will automatically convert into common stock upon the closing of the Public Offering.

•                  Under the terms of the convertible notes, the $1,900,000 debt will automatically convert into equity upon our closing the Public Offering.

•                  We expect that the $262,500 of unsecured convertible debt will be converted into equity upon closing of the Public Offering, although there can be no assurance of this.

•                  We anticipate that the net proceeds from the Public Offering will be sufficient to allow us to retire approximately $422,000 of short term liabilities, and the proceeds from our Unit Put Offering will allow us to retire a further $88,000 of short-term liabilities.  Under provisions of various convertible debt instruments, accrued interest totaling approximately $250,000 will automatically convert into our equity securities upon the closing of the Public Offering.  We expect to work with certain creditors to extend payments on the remaining short-term liabilities.

We expect to pursue one or more additional rounds of funding in 2009 to provide the working capital needed to fund a significant commercial launch into the urology market.  If additional funds are raised by the issuance of convertible debt or equity securities, or by the exercise of outstanding warrants, then existing shareholders will experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion, or to develop or enhance our products.  If we are forced to slow our development programs, or put them on hold, it would delay regulatory clearances or approvals needed, and thus delay market entry for our products.  Ultimately, if no additional financing is obtained beyond what has been secured to date, we could potentially be forced to cease operations.

Please look under the heading “Risk Factors” in our Registration Statement on Form S-1, File No. 333-153605, filed on September 19, 2008 (and any subsequent amendments thereto) for more complete information concerning our risk factors.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2008, we had total shareholders’ deficit of approximately $5,245,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

A description of the Company’s critical accounting policies used in the preparation of the Company’s financial statements was provided in Item 6. Management’s Discussion and Analysis or Plan of Operations of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company, like most other public companies, is involved in legal proceedings in the conduct of the ordinary course of its business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. The risk factors set forth under the heading “Risk Factors Associated with our Business, Operations and Securities” in our Registration Statement on Form S-1, File No. 333-153605, filed on September 19, 2008 are incorporated herein by reference pursuant to Rule 12b-23 under the Exchange Act.  These risks and uncertainties should be carefully considered before purchasing our common stock.  These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment.  We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Promissory Note Issuances

On July 15, 2008 and July 30, 2008, the Company closed on an aggregate $175,000 of units consisting of unsecured, subordinated, convertible promissory notes (the “Notes”) and common stock purchase warrants (the “Warrants”) in a private placement.  Net cash proceeds to the Company were approximately $126,000, after deducting approximately $49,000 of expenses of the offering (including $22,750 of commissions and fees paid to the placement agent).  The net proceeds will be used to pay certain existing obligations and for general corporate purposes.

At the closings, the Company issued $166,250 in principal amount of Notes and Warrants to purchase 35,000 shares of common stock.  The Notes bear interest at ten percent per year, mature on January 15, 2010, and will convert into the type of equity securities offered by the Company in any underwritten public offering prior to maturity at 70 percent of the public offering price.  In the event a public offering is not completed before the maturity date, the entire principal and unpaid accrued interest will convert into the Company’s common stock at $0.05 per share.  The Company may, at its option, prepay the Notes anytime on or after July 15, 2009.  The Warrants will become exercisable upon the earlier of the closing of a public offering or the maturity date of the Notes and will remain exercisable until December 31, 2012.  The exercise price will be 50 percent of the public offering price, or in the event a public offering is not completed before the maturity date, at 50 percent of the closing price of the Company’s common stock on the maturity date.

On April 3, 2008, the Company borrowed an aggregate of $112,500 pursuant to three promissory notes, each in the amount of $37,500 (see Note 3).  On September 12, 2008, the Company amended the three promissory notes.  Under the terms of the amendments, the maturity date of each $37,500 note was changed from September 1, 2008 to the earlier of the seven days after the date the Company closes on an underwritten public offering of equity securities or December 31, 2008.  In addition, each note holder was given the option of converting the principal and interest into shares of the Company’s common stock at price equal to 70 percent of the price of the securities sold in that underwritten public offering, in lieu of cash.

On September 16, 2008, the Company closed on a private placement of $325,000 of Unit puts pursuant to a Unit Put Agreement and exercised $162,500 of the put options. On September 24, 2008, the Company closed on the $162,500 put options exercised. For each $10,000 Unit purchased, purchasers received an unsecured, subordinated convertible promissory note (a “Put Note”) in a principal amount of $9,500.  The principal amount of the Put Notes and any unpaid interest accrued thereon will convert into common stock upon the thirtieth day following completion of the Public Offering at 70percent of the per share price of the equity securities issued therein, or if no such offering is completed by then, on March 16, 2010 at $0.15 per share.  Each purchaser also received an immediately exercisable warrant to purchase 2,000 shares of Company common stock as a part of each $10,000 Unit they purchased.  The purchase price for the warrant included in each Unit is $500.  The warrants will remain exercisable until December 31, 2012.  Each warrant is exercisable into common stock at $1.00 per share.  In aggregate, the Company issued notes in the principal amount of $154,375 and 32,500 warrants pursuant to the September 24, 2008 closing.

On September 25, 2008, the Company borrowed $150,000 pursuant to a convertible promissory note issued in favor of James Davis.  As consideration for providing the loan, the Company issued an immediately exercisable, five-year warrant to purchase 100,000 shares of the Company’s common stock at $1.50 per share to Mr. Davis.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held our Annual Meeting of Shareholders on August 12, 2008, at which the shareholders took the following actions:

Matter 1: Election of Directors

The director nominees described in the Company’s Proxy Statement were elected as follows:

	For	Withhold	Abstain	Broker Non- Votes
Richard C. Carlson	924,175	0	47,570	1
David F. Koenig	924,175	0	47,570	1
Robert Rudelius	924,175	0	47,570	1
Scott E. Smith	924,175	0	47,570	1

Each director has consented to hold office until the next annual meeting of shareholders or until his successor is elected and shall have qualified.

Matter 2: Appointment of Independent Registered Accounting Firm

The appointment of Virchow, Krause & Company, LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year was ratified as follows:

For	Withhold	Abstain
936,603	5,925	29,218

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

4.1*	Warrant issued to James Davis dated September 25, 2008.

10.1

Amendment Number 1 to $150,000 Promissory Note Issued by ProUroCare Medical Inc. in favor of Profile L.L.C., dated April 3, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report of Form 8-K filed September 16, 2008).

10.2	Form of Amendment Number 1 to $37,500 Promissory Notes dated April 3, 2008 (incorporated by reference from Exhibit 10.2 to our Current Report of Form 8-K filed September 16, 2008).

10.3	Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 10.43 to Registration Statement on Form S-1, File No. 333-153605, filed September 19, 2008).

10.4

Form of Convertible Promissory Notes to be issued pursuant to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 10.44 to Registration Statement on Form S-1, File No. 333-153605, filed September 19, 2008).

10.5

Form of Unit Put Origination Warrant to be issued pursuant to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 4.23 to Registration Statement on Form S-1, File No. 333-153605, filed September 19, 2008).

10.6

Form of Unit Put Warrant to be issued pursuant to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 4.22 to Registration Statement on Form S-1, File No. 333-153605, filed September 19, 2008).

10.7*	Convertible Promissory Note dated September 25, 2008 issued in favor of James Davis.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: October 22, 2008	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: October 22, 2008	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1*	Warrant issued to James Davis dated September 25, 2008.

10.1

Amendment Number 1 to $150,000 Promissory Note Issued by ProUroCare Medical Inc. in favor of Profile L.L.C., dated April 3, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report of Form 8-K filed September 16, 2008).

10.2	Form of Amendment Number 1 to $37,500 Promissory Notes dated April 3, 2008 (incorporated by reference from Exhibit 10.2 to our Current Report of Form 8-K filed September 16, 2008).

10.3	Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 10.43 to Registration Statement on Form S-1, File No. 333-153605, filed September 19, 2008).

10.4

Form of Convertible Promissory Notes to be issued pursuant to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 10.44 to Registration Statement on Form S-1, File No. 333-153605, filed September 19, 2008).

10.5

Form of Unit Put Origination Warrant to be issued pursuant to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 4.22 to Registration Statement on Form S-1, File No. 333-153605, filed September 19, 2008).

10.6

Form of Unit Put Warrant to be issued pursuant to Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 4.23 from Registration Statement on Form S-1, File No. 333-153605, filed September 19, 2008).

10.7*	Convertible Promissory Note dated September 25, 2008 issued in favor of James Davis.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.