Form 10-Q
period 2009-03-31
ProUroCare Medical Inc.
filed 2009-05-14
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-103781

ProUroCare Medical Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1212923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6440 Flying Cloud Drive, Suite 101

Eden Prairie, MN  55344

(Address of principal executive offices, and Zip Code)

(952) 476-9093

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The registrant has 9,377,415 shares of common stock outstanding as of May 2, 2009.

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008*
	(Unaudited)
Assets
Current assets:
Cash	$263,523	$3,900
Other current assets	23,856	75,848
Total current assets	287,379	79,748
Equipment and furniture, net	545	—
Other assets	64,349	996,806
	$352,273	$1,076,554
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable	2,811,636	5,685,371
Other liabilities	347,466	2,265,088
Total current liabilities	3,159,102	7,950,459

Commitments and contingencies
Long-term convertible debt, net of original issue discount	—	221,199
Long-term convertible debt - related parties net of original issue discount	—	162,759
Total liabilities	3,159,102	8,334,417
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 9,350,049 and 1,811,429 shares on March 31, 2009 and December 31, 2008, respectively	94	18
Additional paid-in capital	19,868,257	13,677,932
Deficit accumulated during development stage	(22,675,180)	(20,935,813)
Total shareholders’ deficit	(2,806,829)	(7,257,863)
	$352,273	$1,076,554

* The Balance Sheet as of December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31		Period from August 17,1999 (Inception) to
	2009	2008	March 31, 2009
Operating expenses:
Research and development	$100,000	$—	$5,555,307
General and administrative	425,517	246,162	10,256,690
Total operating expenses	525,517	246,162	15,811,997
Operating loss	(525,517)	(246,162)	(15,811,997)
Interest income	21	253	18,316
Interest expense	(1,047,523)	(389,309)	(6,209,990)
Debt extinguishment expense	(166,348)	(25,340)	(671,509)
Net loss	$(1,739,367)	$(660,558)	$(22,675,180)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.38)	$(18.50)

Weighted average number of shares outstanding:
Basic and diluted	8,072,096	1,727,331	1,225,483

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(1,739,367)	$(660,558)	$(22,675,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	153	20,813
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	148,706	30,156	1,913,053
Common stock issued for services rendered	—	—	207,371
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	33,333	—	33,333
Notes payable issued for intangibles expensed as research and development	—	—	150,000
Warrants issued for services	—	—	540,636
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for debt extinguishment	607	25,340	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Amortization of note payable-related parties original issue discount	2,720	12,904	142,964
Amortization of convertible debt-original issue discount	507,902	77,663	1,146,587
Amortization of convertible debt-related parties original issue discount	325,709	112,057	1,075,513
Amortization of debt issuance costs	269,200	91,518	1,974,933
Bargain conversion option added to note payable-related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	7,778	4,190	(47,884)
Accounts payable	(147,776)	30,142	782,058
Other liabilities	(1,002,792)	(155,864)	1,464,839
Net cash used in operating activities	(1,593,964)	(432,299)	(9,913,410)
Cash flows from investing activities:
Purchases of equipment and furniture	(561)	—	(21,358)
Net cash used in investing activities	(561)	—	(21,358)

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (Inception) to
	2009	2008	March 31, 2009
Cash flows from financing activities:
Proceeds of note payable, bank	—	—	500,000
Payments of note payable, bank	(400,000)	—	(900,000)
Proceeds of notes payable	—	—	340,500
Payment of notes payable	(73,642)	(153,793)	(1,444,160)
Proceeds of notes payable - related parties	67,638	—	627,738
Payments of notes payable - related parties	(34,000)	(74,250)	(237,300)
Proceeds from long-term notes payable and bank debt	—	437,000	3,807,337
Proceeds from long-term notes payable, related parties	—	9,500	1,120,500
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	—	23,500	104,500
Payments for debt issuance costs	—	(76,558)	(673,437)
Payment for rescission of common stock	—	—	(100,000)
Payments for deferred offering expenses	(363,662)	—	(480,969)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	2,613,600	—	8,296,138
Net cash provided by financing activities	1,809,934	165,399	10,198,291
Net increase (decrease) in cash	215,409	(266,900)	263,523
Cash, beginning of the period	48,114	400,613	—
Cash, end of the period	$263,523	$133,713	$263,523

Supplemental cash flow information:
Cash paid for interest	$53,550	$44,236	$769,959
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable	(200,508)	70,104	370,936
Deferred offering costs included in accrued expenses	(70,000)	(12,321)	—
Debt issuance costs included in accounts payable	—	25,421	114,156
Warrants issued pursuant to notes payable	3,327	12,904	467,191
Warrants issued for debt issuance costs	—	—	298,021
Prepaid expenses financed by note payable	—	—	165,526
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Common stock issued in lieu of cash for accrued expenses	—	—	238,803
Common stock issued in lieu of cash for accrued development cost	500,000	—	500,000
Common stock issued for debt issuance cost	66,667	—	231,501
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Conversion of notes payable, related parties into convertible debentures	—	—	200,000

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (Inception) to
	2009	2008	March 31, 2009
Common stock issued in lieu of cash for accounts payable	—	—	122,291
Common stock issued in lieu of cash for notes payable-related parties	—	—	10,300
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Conversion of accounts payable to note payable	12,293	—	253,906
Conversion of accrued expenses to note payable	13,569	—	13,569
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076
Deferred offering costs offset against gross proceeds of offering	823,078	—	823,078
Conversion of convertible debt to units (see Note 2)	1,638,750	—	1,638,750
Conversion of convertible debt-related parties to units (see Note 2)	1,323,334	—	1,323,334
Conversion of accrued expenses to units (see Note 2)	331,261	—	331,261

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2009 and 2008 and the period from

August 17, 1999 (Inception) to March 31, 2009

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies.

(a)                     Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently the prostate mechanical imaging system, designed for use as an aid to the physician in visualizing and documenting tissue abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities.

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

On January 12, 2009, the Company closed a public offering of 3,050,000 units at $1.00 per unit (the “2009 Public Offering”) (see Note 2).  Each unit sold (the “2009 Units”) consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share.

(b)                     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PUC.  Significant intercompany accounts and transactions have been eliminated in consolidation.  Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year, including the reclassification of transactions with related parties.  The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(c)                      Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were anti-dilutive for the three months ended March 31, 2009 and 2008, and the period from August 17, 1999 (inception) to March 31, 2009 due to the Company’s net losses.  8,747,442 and 1,160,748 shares of common stock issuable under stock options, warrants, convertible debentures and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2009 and 2008, respectively.

Also excluded for the three months ended March 31, 2008 were the undetermined number of shares issuable pursuant to the convertible notes and warrants issued in connection with our private placements, whose terms of conversion were based on the price of the equity securities offered in the Company’s public offering.  The number of such shares was determined on the January 7, 2009 effective date of the 2009 Public Offering to be 2,318,215 shares.

(d)                     Stock-Based Compensation

Effective August 17, 1999, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to record option and warrant issuances, including stock-based employee compensation.  The Company’s policy is to grant stock options at fair value at the date of grant, and to record the expense at fair value as required by SFAS 123, using the Black-Scholes pricing model.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaced SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  Stock-based employee and non-employee compensation cost related to stock options and warrants was $148,706, $15,656 and $2,453,689 for the three months ended March 31, 2009 and 2008, and the period from August 17, 1999 (inception) to March 31, 2009, respectively, or $0.02, $0.01, and $2.00 on a per share basis.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $175,000, $24,000 and $12,000 for the years ending December 31, 2009, 2010 and 2011, respectively.  The Company recognizes the expense related to the fair value of the award on a straight-line basis over the vesting period.

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

No stock options were issued in the three months ended March 31, 2008.  In determining the compensation cost of the options and warrants granted during the three months ended March 31, 2009, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Risk-free Interest Rate	2.98%	n/a
Expected Life of Options Granted	3.85 years	n/a
Expected Volatility	130.6%	n/a
Expected Dividend Yield	0	n/a

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

(e)                      Warrants

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”) and EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt. On January 4, 2008, pursuant to a final separation agreement with a former employee, the Company issued to the former employee five-year, immediately exercisable warrants to acquire up to 14,500 shares of the Company’s common stock at an exercise price of $5.00 per share.  The fair value of the warrants was estimated at $1.00 per share using the Black-Scholes pricing model resulting in expense of $14,500 for the three months ended March 31, 2008.  No other warrants were granted during the three months ended March 31, 2008.  Excluding warrants issued as a component of the units sold in the 2009 Public Offering, no warrants were granted during the three months ended March 31, 2009.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free Interest Rate	n/a	3.74%
Expected Life of Warrants Issued(1)	n/a	5 years
Expected Volatility	n/a	125.8%
Expected Dividend Yield	n/a	0

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

(f)                      Other assets

Other assets consist of deferred offering costs and debt issuance costs.

The legal, accounting, printing and certain other expenses directly related to the 2009 Public Offering that became effective on January 7, 2009 were recorded as a deferred offering cost asset as of December 31, 2008.  The deferred offering costs were recorded as a cost of the offering and a reduction of additional paid-in capital upon its closing on January 12, 2009.

Unamortized debt issuance costs at December 31, 2008 totaling $266,882, consisting of legal and accounting fees, printing costs and commissions paid to the placement agents related to the Company’s 2007 and 2008 private placements and the 2008 unit put arrangement, were expensed as interest expense upon the conversion of the related debt following the closing of the Company’s 2009 Public Offering (see Note 2).

On March 19, 2009, pursuant to guaranties received relating to the Company’s renewal of its $1,200,000 Crown Bank promissory note, the Company issued an aggregate 133,334 shares of its common stock as consideration to the guarantors (see Note 3).  The $66,667 value of the shares on the issuance date was recorded as debt issuance cost and is being amortized on a straight-line basis through August 31, 2009.

Other assets are summarized as follows:

	March 31, 2009	December 31, 2008
Deferred offering costs	$—	$729,924
Debt issuance costs, gross	66,667	701,238
Less amortization	(2,318)	(434,356)

Other assets	$64,349	$996,806

Amortization expense related to debt issuance costs was $269,200, $91,518, and $1,974,933 for the three months ended March 31, 2009 and 2008, and the period from August 17, 1999 (inception) to March 31, 2009, respectively.

(g)                   Restricted Cash

Pursuant to the 2007 renewal of the Crown Bank promissory notes, the Company agreed to deposit with Crown Bank four months worth of future interest payments due under the notes.    On March 19, 2009, pursuant to the renewal of a Crown Bank promissory note, this restriction was removed.

(h)                   Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2009, we had an accumulated deficit of approximately $22,675,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 2.  2009 Public Offering; Automatic Conversion of Convertible Debt.

On January 7, 2009, the Company’s 2009 Public Offering was declared effective by the SEC, and on January 12, 2009 the 2009 Public Offering was closed.  In the offering, the Company sold 3,050,000 of 2009 Units at $1.00 per unit resulting in net cash received of $1,790,442, after costs of $1,259,558.

The completion of the 2009 Public Offering triggered automatic conversion provisions of several outstanding convertible debt instruments:

•                  Upon the January 7, 2009 effective date of the 2009 Public Offering, $733,334 of convertible debentures originally issued as consideration to guarantors of the Crown Bank loan, along with $143,815 interest accrued thereon, converted into 292,384 shares of the Company’s common stock.  Unamortized original issue discount relating to the convertible debentures totaling $33,796 was expensed as interest expense upon the conversion.

•                  Upon the January 12, 2009 closing of the 2009 Public Offering, the $1,757,500 aggregate amount of promissory notes issued in private debt placements between December 27, 2007 and July 30, 2008, along with $162,959 of interest accrued thereon, automatically converted into 2,743,535 units identical to the 2009 Units (based on 70 percent of the offering price, or $0.70 per share).  Also, the $142,500 promissory note issued to James Davis, a greater than five percent shareholder of the Company, on December 27, 2007, along with $14,923 of interest accrued thereon, automatically converted into 314,846 units identical to the 2009 Units (based on 50 percent of the offering price, or $0.50 per share).  The closing of the 2009 Public Offering resolved a contingent conversion feature of the promissory notes.  Consequently, the valuation of the beneficial conversion feature of the promissory notes was recalculated, resulting in the recording of a $47,046 increase in the original issue discount.  Unamortized original issue discount relating to the warrants and the beneficial conversion feature of these notes (including the adjustment resulting from the new valuation) totaling $434,215 and unamortized debt issuance cost of $207,575 was expensed as interest expense upon the conversion.

•                  On February 6, 2009 (30 days after the effective date of the 2009 Public Offering), the $299,250 outstanding promissory notes issued pursuant to the Company’s unit put arrangement, along with the $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock.  The notes and accrued interest converted at 70 percent of the 2009 Public Offering price, or $0.70 per share.  The closing of the 2009 Public Offering resolved a contingent conversion feature of the promissory notes.  Consequently, the valuation of the beneficial conversion feature of the promissory notes was recalculated, resulting in the recording of a $81,059 increase in the original issue discount.  Unamortized original issue discount relating to the warrants and the beneficial conversion feature of the notes (including the adjustment resulting from the new valuation) totaling $209,879 and unamortized debt issuance cost of $44,686 was expensed as interest expense upon the conversion.

Note 3.  Notes Payable — Bank.

On March 19, 2009, the Company renewed its $1,200,000 Crown Bank promissory note, and temporarily paid down its $400,000 Crown Bank promissory note pending the Company obtaining a satisfactory guaranty of that amount.  The renewed note matures on March 28, 2010 and bears interest at the prime rate plus one percent, but never less than 6.00 percent.  No other note terms were changed.  The note remains collateralized by all Company assets and guaranteed by James Davis and William Reiling, a greater than five percent shareholder of the Company.  The Company issued an aggregate 133,334 shares of its common stock as consideration to the guarantors (see Note 6(a)).

Note 4.  Notes Payable.

On January 13, 2009, following the closing of the 2009 Public Offering, the Company repaid the remaining $9,350 principal amount of the loan from Roman Pauly and issued an immediately exercisable five-year warrant to acquire 4,295 shares of the Company’s common stock at $1.50 per share pursuant to the terms of the note.

On January 22, 2009, the Company repaid the remaining $34,000 principal balance of a promissory note due and issued to the Phillips W. Smith Family Trust (the “Smith Trust”) a five-year, immediately exercisable warrant to acquire 28,656 shares of the Company’s common stock at $5.00 per share pursuant to the terms of the note.

On March 19, 2009, the Company amended the $600,000 Smith Trust promissory note. Under the terms of the amendment, the note’s maturity date was extended to March 28, 2010, and the interest rate floor was lowered from 6.50 percent to 6.00 percent.  No other terms were changed.

Note 5.  Convertible Notes Payable.

On April 3, 2008, the Company borrowed $112,500 pursuant to three promissory notes that were convertible upon the Company’s closing of an underwritten public offering at 70 percent of the public offering price.  On January 15, 2009, the Company repaid $37,500 of the notes to William Reiling.  On January 22, 2009, the Company repaid $8,000 and converted $29,500 of the notes due to the Smith Trust pursuant to the terms of the note.  On March 19, 2009, the remaining $37,500 promissory note, due to James Davis, was refinanced along with another $150,000 promissory note due to Mr. Davis.

On September 25, 2008, the Company borrowed $150,000 pursuant to a convertible promissory note issued in favor of Mr. Davis.  As the holder’s ability to exercise the conversion feature of the note was contingent upon an event outside the control of the holder, the bargain conversion feature valued at $103,396 was not recorded until the January 12, 2009 closing of the 2009 Public Offering when the contingency was removed.  On March 19, 2009, Mr. Davis agreed to refinance the $150,000 debt (and $7,291 of interest accrued thereon) along with the $37,500 note discussed above (and $3,646 of accrued interest thereon), another $2,632 payable to Mr. Davis and $12,293 of expenses paid by Mr. Davis on behalf of the Company.  Mr. Davis also agreed to loan to the Company an additional $67,638 to pay for the exhibition of the prostate mechanical imaging system at the annual American Urology Association meeting, the retention of an investor relations firm and the initiation of a clinical advisory board.  He also agreed to have certain website maintenance services performed for the Company. Pursuant to the refinancing and the other arrangements, the Company issued a $281,000 unsecured convertible promissory note to Mr. Davis.  The promissory note matures on March 19, 2010, bears no interest and is convertible into our common stock at $0.55 per share at the option of Mr. Davis.  The guidance provided by EITF Issue No. 96-19, “Debtor’s accounting for a modification or exchange of Debt Instruments” (“EITF 96-19) indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  As the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note, the issuance of the new note will be treated as a debt extinguishment.  Accordingly, $113,709 of unamortized original issue discount related to the original $150,000 note was expensed as debt extinguishment expense and the bargain conversion option of the new note, valued at $123,000 using the Black-Sholes pricing model, was recorded as original issue discount and is being amortized as debt extinguishment expense over the term of the note.

Note 6.  Shareholders’ Equity.

(a)         Common Stock

On January 7, 2009, upon the effective date of the 2009 Public Offering, the Company issued 292,384 shares of common stock to the guarantors of the Crown Bank loan pursuant to the automatic conversion of $733,334 of convertible debentures and $143,815 interest accrued thereon.

On January 12, 2009, the Company issued 3,050,000 of 2009 Units pursuant to the closing of the 2009 Public Offering, and 3,058,381 units identical to the 2009 Units pursuant to the automatic conversions of convertible debt (see Note 2).

On January 15, 2009, the Company issued 454,546 shares of common stock to Artann Laboratories Inc. (Artann”) in satisfaction of a $500,000 liability pursuant to the Artann License Agreement.

On January 22, 2009, pursuant to the conversion of $29,500 of the principal balance of a convertible promissory note, the Company issued 42,143 shares of common stock to the Smith Trust (see Note 5).

On February 6, 2009, the $299,250 outstanding promissory notes issued pursuant to the Company’s 2008 unit put arrangement, along with the $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock (see Note 2)

On March 19, 2009, pursuant to the renewal of its $600,000 Smith Trust promissory note, the Company issued 66,667 shares of its common stock as consideration to the Smith Trust, and will issue a further 11,111 shares per month for each month the related notes remain outstanding after August 31, 2009.  The guidance provided by EITF Issue 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  As the present value of the cash flows under the loan renewal was greater than 10 percent different from the present value of the cash flows under the original agreement, the renewal of the note was treated as a debt extinguishment.  Accordingly, the $33,333 value of the initial 66,667 shares issued was expensed as debt extinguishment expense.  Additional accruals of stock to be issued if the promissory notes remain outstanding after August 31, 2009 will be expensed each month as debt extinguishment expense.

On March 19, 2009, pursuant to guaranties received relating to the Company’s renewal of its $1,200,000 Crown Bank promissory note, the Company issued an aggregate 133,334 shares of its common stock as consideration to Mr. Davis and Mr. Reiling, and will issue a further 22,222 shares per month for each month the related notes remain outstanding after August 31, 2009.  Pursuant to EITF 96-19, since the present value of the cash flows under the loan renewal was greater than 10 percent different from the present value of the cash flows under the original agreement, the renewal of the note was treated as a debt extinguishment.  Accordingly, the $66,667 value of the initial 133,334 shares issued was capitalized as debt issuance cost and is being expensed as debt extinguishment expense on a straight-line basis through August 31, 2009.  Additional accruals of stock to be issued if the promissory notes remain outstanding after August 31, 2009 will be expensed each month as debt extinguishment expense.  In addition, the $12,000 loan origination fee was immediately expensed as debt extinguishment expense.

(b)         Stock Options

On March 3, 2009, the Company granted non-qualified stock options to acquire an aggregate of 70,000 shares of its common stock to its non-employee directors, and incentive options to acquire 45,000 shares of its common stock to Richard Thon the Chief Financial Officer (the “CFO”).  The options are fully vested and are exercisable for a period of seven years at an exercise price of $0.85 per share.  The 115,000 options were valued at $0.68 per share using the Black-Scholes pricing model and were immediately expensed as general and administrative expense.

Also on March 3, 2009, the Company granted an incentive stock option to acquire an aggregate of 100,000 shares of its common stock to Richard Carlson the Chief Executive Officer (the “CEO”).  Of the options, 90,000 shares vest immediately and 10,000 shares will vest on January 2, 2010.  At the same time, Mr. Carlson agreed to cancel existing, unvested stock options to acquire 5,000 shares of common stock at an exercise price of $7.50 per share.  SFAS 123R requires that options that are cancelled and reissued simultaneously be accounted for as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options valued at $0.68 per share using the Black-Scholes pricing model over the $0.07 per share value of the cancelled options on the cancellation date, or $61,200, was expensed immediately as general and administrative expense.

(c)          Warrants

On January 12, 2009, the Company issued 3,050,000 2009 Units pursuant to the closing of the 2009 Public Offering, and 3,058,381 units identical to the 2009 Units pursuant to the automatic conversions of convertible debt (see Notes 2 and  6(a)).  Each five-year warrant is exercisable at $1.30 per share.  The Company may redeem outstanding warrants at a price of $0.01 per warrant upon a minimum 30 days prior written notice if the last sale price of its common stock equals or exceeds $1.82 per share for a period of ten consecutive trading days.

As additional compensation pursuant to the 2009 Public Offering, we sold to the Underwriter, Feltl & Company, for nominal consideration, a warrant (the “Underwriter’s Warrant”) to purchase up to 305,000 units. The Underwriter’s Warrant is not exercisable until January 7, 2010 and thereafter is exercisable at a price per unit equal to $1.20 for a period of four years.  The warrants underlying the units that are subject to the Underwriter’s Warrant are subject to redemption as described above commencing January 7, 2010.

The warrants described below, issued or to be issued, are exempt from registration under Section 4(2) of the Securities Act as they were or will be issued in non-public offerings to a limited number of subscribers.  Each of the following warrants was valued using the Black-Scholes pricing model:

On January 13, 2009, the Company repaid the remaining $9,350 principal amount of a promissory note due to Mr. Pauly, and issued an immediately exercisable five-year warrant to Mr. Pauly to acquire 4,295 shares of the Company’s common stock at $1.50 per share pursuant to the terms of the note (see Note 4).

On January 22, 2009, the Company repaid the remaining $34,000 principal balance of an outstanding convertible promissory note due to the Smith Trust and issued to the Smith Trust a five-year, immediately exercisable warrant to acquire 28,656 shares of the Company’s common stock at $5.00 per share pursuant to the terms of the note (see Note 4).

Note 7.  Income Taxes.

The Company has adopted the policy of classifying interest in interest expense and penalties in general and administrative expense.  The Company had recorded no accrued interest or penalties as of the date of adoption.

The Company had no significant unrecognized tax benefits as of March 31, 2009 and December 31, 2008 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  Any interest or penalties are expensed as general and administrative expense as incurred.

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

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2005 - 2007

State of Minnesota 2005 - 2007

Note 8.  Related Parties.

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties.  During the three months ended March 31, 2009, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

On January 15, 2009, the Company repaid an outstanding $37,500 loan along with accrued interest thereon to Mr. Reiling.

On March 19, 2009, pursuant to the guaranties received relating to the Company’s renewal of its $1,200,000 Crown Bank promissory note, the Company issued an aggregate 66,667 shares of its common stock as consideration to each of Mr. Davis and Mr. Reiling, and will issue a further 11,111 shares to each per month for each month the notes remain outstanding after August 31, 2009.

On March 19, 2009, a $37,500 convertible promissory note and a $150,000 convertible promissory note due to Mr. Davis were refinanced and combined with other loans and advances on behalf of the Company from Mr. Davis in a $281,000 convertible promissory note.

Note 9.  Subsequent Events.

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock to three independent directors as payment of $20,250 directors’ fees accrued through December 31, 2008, in lieu of cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2009 and 2010 working capital needs and launch our products into the marketplace in subsequent years; our ability to complete the development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing of all U.S. Food and Drug Administration (“FDA”) and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets, and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview; Product Offerings

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we,” “us” or “our,” which terms include reference to our wholly owned subsidiary, ProUroCare Inc. (“PUC”)) is a development stage company that is focused on developing advanced mechanical medical imaging technology.

Our primary activities to date have focused on acquiring technology, intellectual property rights and working with Artann Laboratories Inc. (“Artann”) to complete development of a prostate mechanical imaging system.  We have assembled an experienced management team and identified the necessary clinical, regulatory and reimbursement resources to assist us in moving the product to market.  We have aggressively worked to obtain the funding to complete development of the prostate mechanical imaging system and to obtain FDA approval.

Our initial product is a prostate mechanical imaging system that generates a map and an electronic record of the prostate.  In the future, subject to receipt of appropriate FDA approvals or clearances, we plan to develop and introduce enhanced versions and additional indications for use of the system that we expect will be able to monitor changes in prostate tissue over time, guide prostate biopsies and assess changes in prostate size following drug treatment for Benign Prostatic Hypertrophy (“BPH”).

Our prostate mechanical imaging system is currently in clinical trials leading toward submission of a 510(k) application by Artann to the FDA that will seek to obtain clearance on a basic mapping and data maintenance labeling claim.  In order to meet the requirements established by the FDA for the clinical study in connection with the 510(k) application, three centers were identified to participate in the study and to serve as future training and referral sites for the eventual market rollout of the prostate mechanical imaging system. The sites include the Robert Wood Johnson Medical Center in New Brunswick, New Jersey, the VA Medical Center in Minneapolis, Minnesota and the Mayo Clinic in Rochester, Minnesota. We expect to complete this study during the second quarter of 2009, and submit the 510(k) application to the FDA shortly thereafter.  Once submitted, the FDA will have 90 days to review and grant clearance, ask questions or reject the 510(k) application. However, the 510(k) application process may be significantly longer if the FDA has questions upon its review or requests additional information from Artann. Once cleared and upon ProUroCare’s first commercial sale of a prostate mechanical imaging system, Artann will transfer the cleared 510(k) application to ProUroCare. No assurances can be given in regard to the timing of any of these events.

During the next 12 months, assuming our financing efforts are successful (see “Liquidity and Capital Resources,” below), we expect to complete the clinical trials for the prostate mechanical imaging system, obtain FDA clearance on a basic mapping and data maintenance labeling claim and prepare to launch our product into the market, although there can be no assurance that we will be successful in meeting these milestones.  We are currently exploring potential marketing relationships with medical product companies that are interested in marketing products in the prostate cancer detection market.   We expect such a relationship would provide both financial support and access to down stream marketing, engineering, manufacturing and sales capabilities.

The prostate mechanical imaging system has been developed by us under development contracts with Artann, a scientific technology company focused on early-stage technology development.  In September 2006, Artann was awarded a $3 million Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute (the “2006 NIH Grant”) to help advance the development and application for clearance of our prostate mechanical imaging system by the FDA.  After we complete the clinical study on the prostate mechanical imaging system and obtain FDA clearance, it is our intent to expand our working relationship with Artann to include their participation in the development and licensing of future generations of the prostate mechanical imaging  system.

Recent Financing Activity

On January 12, 2009, we closed on the 2009 Public Offering and realized net proceeds of approximately $1,790,000.  In addition, the closing of the 2009 Public Offering triggered the automatic conversion of certain debt instruments into equity, as follows:

•	$733,334 convertible debentures together with $143,815 of interest accrued thereon converted into 292,384 shares of our common stock;

•	$1,900,000 of convertible notes issued in the 2007 and 2008 private placements together with $177,882 of interest accrued thereon converted into 3,058,381 Units; and

•	$299,250 of convertible notes issued pursuant to the unit put arrangement together with $9,563 of interest accrued thereon converted into 441,165 shares of our common stock.

On March 19, 2009, we reached an agreement with James Davis to refinance a $150,000 promissory note (and $7,291 of interest accrued thereon) along with a $37,500 note (and $3,646 of accrued interest thereon), another $2,632 payable to Mr. Davis and $12,293 of expenses paid by Mr. Davis on our behalf.  Mr. Davis also agreed to lend to us an additional $67,638 to pay for our exhibition of the prostate mechanical imaging system at the annual American Urology Association meeting, the retention of an investor relations firm and the initiation of a clinical advisory board.  He also agreed to have certain website maintenance services performed for us.  Pursuant to the refinancing and the other arrangements, we issued a $281,000 unsecured convertible promissory note to Mr. Davis.  The promissory note matures on March 19, 2010, bears no interest and is convertible into our common stock at $0.55 per share at the option of Mr. Davis.

In March 2009, we renewed $1.2 million of the secured debt to mature on March 28, 2010, and temporarily paid down $400,000 of the secured debt.  We intend to re-borrow the $400,000 secured debt before the end of May 2009 upon the establishment of a satisfactory guaranty of the debt with the lender.

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

Three months ended March 31, 2009 compared to the three months ended March 31, 2008:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended March 31, 2009 were $525,517, an increase of $279,355, or 113 percent, compared to $246,162 last year.  Compensation and benefits costs in the three months ended March 31, 2009 increased approximately $41,000, or 52 percent, compared to last year as a result of a $40,000 bonus awarded in recognition of the efforts of the Company’s officers in the completion of the 2009 Public Offering.  Stock-based compensation increased approximately $119,000, or 393 percent, compared to last year, as a result of the granting of immediately vesting stock options to directors and officers valued at $139,400.  Product development expenses incurred under the Artann development agreement were $100,000 during the first quarter of 2009, compared to $0 in 2008.

Net Interest Expense.  Net interest expense for the three months ended March 31, 2009 was $1,047,502, an increase of 169 percent, compared to $389,056 last year.  Included in the 2009 expense was the approximately $980,000 write-off of unamortized original issue discount and debt issuance costs related to our 2006, 2007 and 2008 private debt placements and the 2008 unit put arrangement, upon the closing of the 2009 Public Offering and the subsequent automatic conversion of approximately $3.3 million of debt and accrued interest into equity.  Interest expense excluding the amortization of debt issuance and original issue discount declined to approximately $65,000 in the three months ended March 31, 2009 compared to approximately $108,000 last year, or about 40%, reflecting the reduction in outstanding debt following the conversion to equity in early January 2009.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the provisions of short-term loans from certain lenders in certain refinancing transactions. Our debt extinguishment expense for the three months ended March 31, 2009 was $166,348, an increase of 556 percent, compared to $25,340 last year.   The increase is due to the write-off of $113,000 of unamortized original issue discount upon the refinancing of a $150,000 note with Mr. Davis and the issuance of 66,667 shares of stock to the Phillips W. Smith Family Trust (the “Smith Trust”) upon the extension of the $600,000 Smith Trust loan and a $12,000 fee associated with the extension of the $1.2 million Crown Bank loan during the three months ended March 31, 2009.

Assets; Property Acquisitions and Dispositions

Our primary assets are patents and patent applications, which are the foundation for our proposed product offerings. These assets secure $1.2 million of senior bank notes and a note issued to an investor in the amount of $600,000 and, as a result, are not available to secure other senior debt financing.

We anticipate purchasing approximately $400,000 of tooling molds and other capital for production, computer equipment, software and general office furniture and equipment during the remainder of 2009. We do not anticipate selling any significant assets in the near term.

Current Operations — Employees and Expenses

We currently employ two employees. We conduct our research and development, market research, regulatory and other business operations through the use of consultants and medical device development contractors, primarily Artann. We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources during our development stage. During the second quarter of 2009, we expect to complete the clinical and regulatory process leading to FDA 510(k) market clearance and establish strategic marketing and contract manufacturing relationships in anticipation of regulatory clearance to enter the market.

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

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.6 million during the three months ended March 31, 2009 compared to approximately $432,000 last year.  The increase in cash used was primarily the result of payments to Artann of $600,000 and $250,000 for accrued licensing fees and accrued development costs pursuant to our licensing and development agreements, respectively. We also paid $100,000 to Artann for development work performed under the development agreement.  Other uses of cash included payments accounts payable and other accrued expenses, including accrued compensation, following the completion of the 2009 Public Offering.

Net cash provided by financing activities was approximately $1.8 million during the three months ended March 31, 2009 compared to approximately $165,000 last year.  Proceeds from our Public Offering less underwriter’s commissions and other payments for expenses of the offering were approximately $2.3 million during the three months ended March 31, 2009.  Offsetting this was the temporary pay-down of the $400,000 Crown Bank loan pending the re-establishment of a suitable guarantee of the loan.  During the three months ended March 31, 2008, net proceeds of our private placements of approximately $393,000 were offset by payments of notes payable and loans from directors of approximately $228,000.

As of March 31, 2009, we had approximately $264,000 cash on hand and current liabilities of approximately $3.2 million.  As noted above, in March 2009, we temporarily paid down a $400,000 secured promissory note with Crown Bank.  We intend to re-borrow the $400,000 secured debt before the end of May 2009 upon the establishment of a satisfactory guaranty of the debt with the lender, although there can be no assurance that a satisfactory guarantor or guarantors can be successfully identified during this period, or at all.  We believe our cash on hand combined with the re-borrowing of the $400,000 will be sufficient to finance our operating expenses up to receipt of FDA 510(k) clearance. However, if our clinical trials and subsequent FDA review experience significant unforeseen delays, we may not have sufficient funds to complete these objectives, and will require additional financing. We do not expect the funds will be sufficient for us to initiate any significant market launch or scale-up manufacturing capabilities.

During the remainder of 2009, assuming that we are successful in obtaining FDA clearance on our prostate mechanical imaging system, we expect to engage contract manufacturing and engineering resources to produce the system as we begin commercialization.  As we build inventory, and ultimately accounts receivable as a result of our commercialization activity, we will require an estimated $650,000 by year-end to fund this build-up of working capital.  To support this ramp-up, we expect to hire approximately eight employees in the areas of manufacturing management, marketing, sales training, administration and quality assurance. Consequently, our operating expenses will increase sharply during the second half of 2009.  We estimate that we will require between $600,000 and $650,000 to fund staff compensation costs over the remainder of 2009.  During this same period, we expect to supplement our internal resources by the use of consultant and contracted personnel.  We estimate the cost of such contracted resources, including Artann, to be approximately $550,000.  In addition, we have $1.6 million of secured debt and $281,000 of convertible debt, both of which mature at the end of March 2010, and other short term liabilities, consisting of accounts payable and accrued expenses, of approximately $1.2 million.

Pursuant to the terms of the Artann development agreement, we are required to make cash and equity payments upon the achievement of several project milestones along with a monthly retainer fee.  Upon the submission of our 510(k) application to the FDA, we are required to make a cash payment to Artann of $250,000 and an equity payment of our common shares valued at $1,000,000. Upon receipt of FDA 510(k) clearance, we are required to make a further cash payment of $750,000 and a second $1,000,000 equity payment.  In addition, we expect to make cash payments to Artann totaling approximately $150,000 for development services they are to provide during the remainder of 2009.

We expect to finance our cash needs from the proceeds of the exercise of the unit warrants and from license fees from a potential distribution partner, as described in the following.

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

During the next three to six months, we plan to identify a distribution partner to market our products.  We expect such a distribution partner to provide significant financial support in the form of licensing fees, loans, equity investment or some combination.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to down stream marketing, manufacturing and sales support.

If we are unable to exercise the warrants or receive financial support from a distribution partner, we will pursue one or more additional rounds of funding in 2009 and 2010 to provide the working capital needed to fund a commercial launch into the urology market. If additional funds are raised by the issuance of convertible debt or equity securities, or by the exercise of outstanding warrants, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

If adequate funds are not available through these initiatives on a timely basis or on acceptable terms, we may be unable to commercialize our products.  We do not know what impact the current unprecedented volatility in worldwide credit and equity markets may have on our ability to obtain future financing. Since September 2008, we have seen unprecedented turmoil in equity and credit markets that has resulted in record-setting losses in the stock markets, dramatic decreases of liquidity in the credit markets, bank failures, hedge fund closures and massive market intervention by the United States and foreign governments. Because of the unprecedented nature of these market events, and because the markets remain highly-volatile today, we cannot predict what effect these events will have on our ability to obtain financing in the future.  If we are forced to slow or stop our regulatory clearance process, it would delay market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we likely would be forced to cease operations. There can be no assurance we will be successful in raising such funds.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of March 31, 2009, we had an accumulated  deficit of approximately $22.7 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.

A description of the Company’s critical accounting policies that represent the more significant judgments and estimates used in the preparation of the Company’s financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended

(the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the material changes to those risk factors set forth below before purchasing our common stock.  These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment.  We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

The risk factor disclosed in our Annual Report on Form 10-K regarding the potential impact of an “ownership change” on our operating loss carryforwards has been revised to read as follows: :

Our ability to use operating loss carryforwards to offset income in future years may be limited.

As of December 31, 2008, the Company had generated net operating loss carryforwards of approximately $5.0 million which, if not used, will begin to expire in 2021. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Code. The Company has analyzed the public offering of approximately $3.1 million of our equity securities with net proceeds to the Company of approximately $1.9 million (the “2009 Public Offering”) along with previous changes and believes that such an ownership change has not occurred, and that the Company’s use of its net operating loss carryforwards is not subject to such restrictions.  However, if the IRS should determine that an ownership change has occurred, our ability to use the operating loss carryforward to offset future income may be limited.

For a more detailed discussion of the risk factors listed above that have not been materially changed, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors Associated with our Business, Operations and Securities.” We undertake no obligation to update or revise any forward looking statements, except as required by the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On January 7, 2009, upon the effective date of the 2009 Public Offering, the Company issued 292,384 shares of common stock pursuant to the automatic conversion of $733,334 of convertible debentures and $143,815 interest accrued thereon.

On January 12, 2009, the Company issued 2,743,535 units identical to the units issued in 2009 Public Offering pursuant to the automatic conversions of $1,757,500 of convertible debt and $162,959 of accrued interest thereon.

On January 12, 2009, the Company issued 314,846 units identical to the units issued in 2009 Public Offering pursuant to the automatic conversions of $142,500 of convertible debt and $14,923 of accrued interest thereon.

On January 15, 2009, the Company issued 454,546 shares of common stock to Artann in satisfaction of a $500,000 liability pursuant to the Artann license agreement.

On January 22, 2009, pursuant to the conversion of $29,500 of the principal balance of a convertible promissory note, the Company issued 42,143 shares of common stock to the Smith Trust.

On February 6, 2009, the $299,250 outstanding promissory notes issued pursuant to the Company’s 2008 unit put arrangement, along with the $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock.

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

Warrants

As additional compensation pursuant to the 2009 Public Offering, we sold to the underwriter, Feltl & Company, for nominal consideration, a warrant (the “Underwriter’s Warrant”) to purchase up to 305,000 units. The Underwriter’s Warrant is not exercisable until January 7, 2010 and thereafter is exercisable at a price per unit equal to $1.20 for a period of four years.  The warrants underlying the units that are subject to the Underwriter’s Warrant are subject to redemption as described above commencing January 7, 2010.

On January 13, 2009, the Company issued an immediately exercisable five-year warrant to Mr. Pauly to acquire 4,295 shares of the Company’s common stock at $1.50 per share pursuant to the terms of a promissory note upon repayment of that note.

On January 22, 2009, the Company issued to the Smith Trust a five-year, immediately exercisable warrant to acquire 28,656 shares of the Company’s common stock at $5.00 per share pursuant to the terms of the note upon repayment of that note.

The warrants described above were made, and the prospective issuances will be made, in reliance on exemption from registration provided under Section 4(2) of the Securities Act, for issuance by an issuer not involving a public offering.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Promissory Note dated March 19, 2009 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed March 26, 2009).

10.2	Financing Agreement by and between ProUroCare Medical Inc. and James Davis dated March 19, 2009 (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed March 26, 2009).

10.3	Form of Loan Guarantor Compensation Letter Agreement dated March 19, 2009 (incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K filed March 26, 2009).

10.4

Letter agreement by and between ProUroCare Medical Inc. and the Phillips W. Smith Family Trust dated March 19, 2009 (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed March 26, 2009).

10.5

Amendment #2 to $600,000 Promissory Note dated October 15, 2007 between ProUroCare Medical, Inc. and the Phillips W. Smith Family Trust, dated March 19, 2009 (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K filed March 26, 2009).

10.6	Convertible Promissory Note dated March 19, 2009 issued in favor of James Davis(incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 26, 2009).

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: May 14, 2009	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: May 14, 2009	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Promissory Note dated March 19, 2009 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed March 26, 2009).

10.2	Financing Agreement by and between ProUroCare Medical Inc. and James Davis dated March 19, 2009 (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed March 26, 2009).

10.3	Form of Loan Guarantor Compensation Letter Agreement dated March 19, 2009 (incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K filed March 26, 2009).

10.4

Letter agreement by and between ProUroCare Medical Inc. and the Phillips W. Smith Family Trust dated March 19, 2009 (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed March 26, 2009).

10.5

Amendment #2 to $600,000 Promissory Note dated October 15, 2007 between ProUroCare Medical, Inc. and the Phillips W. Smith Family Trust, dated March 19, 2009 (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K filed March 26, 2009).

10.6	Convertible Promissory Note dated March 19, 2009 issued in favor of James Davis(incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 26, 2009).

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.