Form 10-Q
period 2009-06-30
ProUroCare Medical Inc.
filed 2009-08-14
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-51774

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

The registrant has 9,894,991 shares of common stock outstanding as of August 6, 2009.

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008*
	(Unaudited)
Assets
Current assets:
Cash	$14,594	$3,900
Other current assets	108,165	75,848
Total current assets	122,759	79,748

Equipment and furniture, net	499	—
Other assets	30,687	996,806
	$153,945	$1,076,554
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable	$2,819,661	$5,685,371
Other liabilities	418,128	2,265,088
Total current liabilities	3,237,789	7,950,459

Commitments and contingencies
Long-term convertible debt, net of original issue discount	—	221,199
Long-term convertible debt - related parties net of original issue discount	—	162,759
Total liabilities	3,237,789	8,334,417
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 9,894,991 and 1,811,429 shares on June 30, 2009 and December 31, 2008, respectively	99	18
Additional paid-in capital	20,185,096	13,677,932
Deficit accumulated during development stage	(23,269,039)	(20,935,813)
Total shareholders’ deficit	(3,083,844)	(7,257,863)
	$153,945	$1,076,554

* The Balance Sheet as of December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		Period from August 17,1999 (Inception) to
	2009	2008	2009	2008	June 30, 2009
Operating expenses:
Research and development	$108,881	$300,155	$208,881	$300,155	$5,664,188
General and administrative	286,110	216,372	711,627	462,534	10,542,800
Total operating expenses	394,991	516,527	920,508	762,689	16,206,988
Operating loss	(394,991)	(516,527)	(920,508)	(762,689)	(16,206,988)
Interest income	—	125	21	378	18,316
Interest expense	(40,949)	(465,182)	(1,088,472)	(854,491)	(6,250,939)
Debt extinguishment expense	(157,919)	(20,491)	(324,267)	(45,831)	(829,428)
Net loss	$(593,859)	$(1,002,075)	$(2,333,226)	$(1,662,633)	$(23,269,039)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.58)	$(0.26)	$(0.96)	$(16.20)

Weighted average number of shares outstanding:
Basic and diluted	9,574,042	1,727,350	8,827,218	1,727,340	1,436,224

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30		Period from August 17, 1999 (inception) to
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(2,333,226)	$(1,662,633)	$(23,269,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	306	20,859
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	158,233	29,719	1,922,580
Common stock issued for services rendered	—	—	207,371
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	33,333	—	33,333
Notes payable issued for intangibles expensed as research and development	—	150,000	150,000
Warrants issued for services	—	—	540,636
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for debt extinguishment	607	45,831	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original issue discount	2,720	50,828	142,964
Amortization of convertible debt-original issue discount	507,902	165,776	1,146,587
Amortization of convertible debt-related parties original issue discount	444,328	248,230	1,194,132
Amortization of debt issuance costs	309,529	185,819	2,015,262
Bargain conversion option added to note payable-related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	4,814	(249)	(50,848)
Accounts payable	(144,493)	105,874	785,341
Other liabilities	(911,880)	(68,659)	1,555,751
Net cash used in operating activities	(1,928,071)	(749,158)	(10,247,517)
Cash flows from investing activities:
Purchases of equipment and furniture	(561)	—	(21,358)
Net cash used in investing activities	(561)	—	(21,358)

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30		Period from August 17, 1999 (Inception) to
	2009	2008	June 30, 2009
Cash flows from financing activities:
Proceeds of note payable, bank	100,000	—	600,000
Payments of note payable, bank	(400,000)	—	(900,000)
Proceeds of notes payable	—	—	340,500
Payment of notes payable	(87,864)	(153,793)	(1,458,382)
Proceeds of notes payable - related parties	67,638	112,500	627,738
Payments of notes payable - related parties	(34,000)	(74,250)	(237,300)
Proceeds from long-term notes payable and bank debt	—	348,750	3,807,337
Proceeds from long-term notes payable, related parties	—	245,000	1,120,500
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	—	31,250	104,500
Payments for debt issuance costs	(600)	(105,152)	(674,037)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	(363,662)	(41,046)	(480,969)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	2,613,600	—	8,296,138
Net cash provided by financing activities	1,895,112	363,259	10,283,469
Net increase (decrease) in cash	(33,520)	(385,899)	14,594
Cash, beginning of the period	48,114	444,613	—
Cash, end of the period	$14,594	$58,714	$14,594

Supplemental cash flow information:
Cash paid for interest	$71,883	$60,611	$788,292
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable	(200,508)	70,061	370,936
Deferred offering costs included in accrued expenses	(70,000)	(22,650)	—
Debt issuance costs included in accounts payable	—	36,373	114,156
Warrants issued pursuant to notes payable	3,327	68,048	467,191
Warrants issued for debt issuance costs	—	—	298,021
Prepaid expenses financed by note payable	81,345	43,860	246,871
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Common stock issued in lieu of cash for accrued expenses	20,250	—	259,053
Common stock issued in lieu of cash for accrued development cost	500,000	—	500,000
Common stock issued for debt issuance cost	72,734	—	237,568
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Conversion of notes payable, related parties into convertible debentures	—	—	200,000

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30		Period from August 17, 1999 (Inception) to
	2009	2008	June 30, 2009
Common stock issued in lieu of cash for accounts payable	—	—	122,291
Common stock issued in lieu of cash for notes payable-related parties	—	—	10,300
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Conversion of accounts payable to note payable	12,293	—	253,906
Conversion of accrued expenses to note payable	13,569	—	13,569
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076
Deferred offering costs offset against gross proceeds of offering	823,078	—	823,078
Conversion of convertible debt to units (see Note 2)	1,638,750	—	1,638,750
Conversion of convertible debt-related parties to units (see Note 2)	1,323,334	—	1,323,334
Conversion of convertible debt-related parties to common stock	281,000	—	281,000
Conversion of accrued expenses to units (see Note 2)	331,261	—	331,261

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 and the period from

August 17, 1999 (Inception) to June 30, 2009

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies.

(a)                     Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently the prostate mechanical imaging system, designed for use as an aid to the physician in visualizing and documenting tissue abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included acquiring several technology licenses, purchasing intellectual property, entering into product development agreements and conducting clinical studies.

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

On December 27, 2007, the Company’s shareholders approved a one-for-ten reverse split of the Company’s common stock without a corresponding reduction in the number of authorized shares of the Company’s capital stock (the “Reverse Split”).  The Reverse Split became effective on February 14, 2008.  The exercise price and the number of shares of common stock issuable under the Company’s outstanding convertible debentures, options and warrants were proportionately adjusted to reflect the Reverse Split for all periods presented.

On January 12, 2009, the Company closed a public offering of 3,050,000 units at $1.00 per unit (the “2009 Public Offering”) (see Note 2).  Each unit sold (the “2009 Units”) consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share.

(b)                     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

(c)                      Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were anti-dilutive for the three and six months ended June 30, 2009 and 2008, and the period from August 17, 1999 (inception) to June 30, 2009 due to the Company’s net losses.  8,236,533 shares of common stock issuable under stock options and warrants were excluded from the computation of diluted net loss per common share for each of the three and six months ended June 30, 2009.  1,368,371 shares of common stock issuable under stock options, warrants, convertible debentures and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for each of the three and six months ended June 30, 2008.  Also excluded for the three and six months ended June 30, 2008 were the undetermined number of shares issuable pursuant to the convertible notes and warrants issued in connection with our private placements, whose terms of conversion were based on the price of the equity securities offered in the Company’s public offering.  The number of such shares was determined on the January 7, 2009 effective date of the 2009 Public Offering to be 2,675,004 shares.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaced SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all companies to expense the fair value of employee stock options and similar awards, which has been the Company’s policy to date.  Stock-based employee and non-employee compensation cost related to stock options and warrants was $9,527, $158,233 and $2,463,216 for the three and six months ended June 30, 2009 and the period from August 17, 1999 (inception) to June 30, 2009, respectively, or $0.00, $0.02, and $1.72 on a per share basis. Stock-based employee and non-employee compensation cost related to stock options and warrants was $(437) and $29,719 for the three and six months ended June 30, 2008, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $175,000, $24,000 and $12,000 for the years ending December 31, 2009, 2010 and 2011, respectively.  The Company recognizes the expense related to the fair value of the award on a straight-line basis over the vesting period.

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

No stock options were issued in the three month period ended June 30, 2009 or in the three and six months ended June 30, 2008.  In determining the compensation cost of the options and warrants granted during the six months ended June 30, 2009, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Risk-free Interest Rate	n/a	n/a	2.98%	n/a
Expected Life of Options Granted	n/a	n/a	3.85 years	n/a
Expected Volatility	n/a	n/a	130.6%	n/a
Expected Dividend Yield	n/a	n/a	0	n/a

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

(e)                      Warrants

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”) and EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt.  Excluding the 2009 Units, no warrants were granted during the three and six months ended June 30, 2009.  The weighted-average fair value of the warrants granted during the three and six months ended June 30, 2008 was $1.24 and $1.48, respectively, and such warrants were immediately vested and exercisable on the date of grant.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Risk-free Interest Rate	n/a	2.91%	n/a	3.09%
Expected Life of Warrants Granted (1)	n/a	5.0 years	n/a	5.0 years
Expected Volatility	n/a	130.0%	n/a	129.1%
Expected Dividend Yield	n/a	n/a	n/a	n/a

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

On March 19, 2009, pursuant to guaranties received relating to the Company’s renewal of its $1.2 million Crown Bank promissory note, the Company issued an aggregate of 133,334 shares of its common stock as consideration to the guarantors (see Note 3).  The $66,667 value of the shares on the issuance date was recorded as debt issuance cost and is being amortized on a straight-line basis through August 31, 2009.

On June 16, 2009, pursuant to a guarantee received relating to the Company’s $100,000 Crown Bank promissory note, the Company issued 6,667 shares of its common stock as consideration to the guarantor (see Note 3).  The $6,067 value of the shares on the issuance date along with $600 of loan origination fees was recorded on the balance sheet as debt issuance cost and is being amortized on a straight-line basis through December 31, 2009.

Other assets are summarized as follows:

	June 30, 2009	December 31, 2008
Deferred offering costs	$—	$729,924
Debt issuance costs, gross	73,334	701,238
Less amortization	(42,647)	(434,356)

Other assets	$30,687	$996,806

Amortization expense related to debt issuance costs was $40,329, $309,529 and $2,015,262 for the three and six months ended June 30, 2009 and the period from August 17, 1999 (inception) to June 30, 2009, respectively.  Amortization expense related to debt issuance costs was $94,301 and $185,819 for the three and six months ended June 30, 2008, respectively.

(g)                     Restricted Cash

Pursuant to the 2007 renewal of the Crown Bank promissory notes, the Company agreed to deposit with Crown Bank four months worth of future interest payments due under the notes.  On March 19, 2009, pursuant to the renewal of a Crown Bank promissory note, this restriction was removed.

(h)                   Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2009, we had an accumulated deficit of approximately $23,269,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

(i)                      Recent Accounting Pronouncements

During May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires all public entities to evaluate subsequent events through the date that the financial statement are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS 165 defines two types of subsequent events, as follows: the first type consists of transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  The disclosure of the subsequent events did not have a material effect on the consolidated financial statements.

Note 2.  2009 Public Offering; Automatic Conversion of Convertible Debt.

On January 7, 2009, the Company’s 2009 Public Offering was declared effective by the SEC, and on January 12, 2009 the 2009 Public Offering was closed.  In the offering, the Company sold 3,050,000 of 2009 Units at $1.00 per unit resulting in net cash received of $1,790,442, after offering costs of $1,259,558.

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

Note 3.  Notes Payable – Bank.

On March 19, 2009, the Company renewed its $1.2 million Crown Bank promissory note, and repaid its $400,000 Crown Bank promissory note.  The renewed note matures on March 28, 2010 and bears interest at the prime rate plus one percent, but never less than 6.00 percent.  No other note terms were changed.  The note remains collateralized by all Company assets and guaranteed by Mr. Davis and William Reiling, greater than five percent shareholders of the Company.  The Company issued an aggregate of 133,334 shares of its common stock as consideration to the guarantors (see Note 6(a)).

On June 16, 2009, the Company borrowed $100,000 from Crown Bank pursuant to a promissory note that is collateralized by all Company assets and guaranteed by Ian Friendly.  The note matures on March 28, 2010 and bears interest at the prime rate plus one percent, but never less than 6.00 percent.  The Company issued 6,667 shares of its common stock as consideration to the guarantor (see Note 6(a)).

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

On March 19, 2009, the Company amended the $600,000 Smith Trust promissory note. Under the terms of the amendment, the note’s maturity date was extended to March 28, 2010 and the interest rate floor was lowered from 6.50 percent to 6.00 percent.  No other terms were changed.

Note 5.  Convertible Notes Payable.

On April 3, 2008, the Company borrowed $112,500 pursuant to three promissory notes that were convertible upon the Company’s closing of an underwritten public offering at 70 percent of the public offering price.  On January 15, 2009, the Company repaid $37,500 of the notes to Mr. Reiling.  On January 22, 2009, the Company repaid $8,000 and converted $29,500 of the notes due to the Smith Trust pursuant to the terms of the note.  On March 19, 2009, the remaining $37,500 promissory note, due to Mr. Davis, was refinanced along with another $150,000 promissory note due to Mr. Davis.

On September 25, 2008, the Company borrowed $150,000 pursuant to a convertible promissory note issued in favor of Mr. Davis.  As the holder’s ability to exercise the conversion feature of the note was contingent upon an event outside the control of the holder, the bargain conversion feature valued at $103,396 was not recorded until the January 12, 2009 closing of the 2009 Public Offering when the contingency was removed.  On March 19, 2009, Mr. Davis agreed to refinance the $150,000 debt (and $7,291 of interest accrued thereon) along with the $37,500 note discussed above (and $3,646 of accrued interest thereon), another $2,632 payable to Mr. Davis and $12,293 of expenses paid by Mr. Davis on behalf of the Company.  Mr. Davis also agreed to loan to the Company an additional $67,638 to pay for the exhibition of the prostate mechanical imaging system at the annual American Urology Association meeting, the retention of an investor relations firm and the initiation of a clinical advisory board.  He also agreed to have certain website maintenance services performed for the Company. Pursuant to the refinancing and the other arrangements, the Company issued a $281,000 unsecured convertible promissory note to Mr. Davis.  The promissory note was to mature on March 19, 2010, bore no interest and was convertible into our common stock at $0.55 per share at the option of Mr. Davis.  The guidance provided by EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19) indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  As the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note, the issuance of the new note was treated as a debt extinguishment.  Accordingly, $113,709 of unamortized original issue discount related to the original $150,000 note was expensed as debt extinguishment expense and the bargain conversion option of the new note, valued at $123,000 using the Black-Sholes pricing model, was recorded as original issue discount and was amortized as debt extinguishment expense over the term of the note.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note, and the note was converted into 510,909 shares of the Company’s common stock.

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

On February 6, 2009, the $299,250 outstanding promissory notes issued pursuant to the Company’s 2008 unit put arrangement, along with the $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock (see Note 2)

On March 19, 2009, pursuant to the renewal of its $600,000 Smith Trust promissory note, the Company issued 66,667 shares of its common stock as consideration to the Smith Trust and will issue a further 11,111 shares per month for each month the related notes remain outstanding after August 31, 2009.  The guidance provided by EITF 96-19 indicates that a substantial modification of debt terms should be accounted for as an extinguishment of debt.  As the present value of the cash flows under the loan renewal was greater than 10 percent different from the present value of the cash flows under the original agreement, the renewal of the note was treated as a debt extinguishment.  Accordingly, the $33,333 value of the initial 66,667 shares issued was expensed as debt extinguishment expense.  Additional accruals of stock to be issued if the promissory notes remain outstanding after August 31, 2009 will be expensed each month as debt extinguishment expense.

On March 19, 2009, pursuant to guaranties received relating to the Company’s renewal of its $1.2 million Crown Bank promissory note, the Company issued an aggregate 133,334 shares of its common stock as consideration to Mr. Davis and Mr. Reiling, and will issue a further 22,222 shares per month for each month the related notes remain outstanding after August 31, 2009.  Pursuant to EITF 96-19, since the present value of the cash flows under the loan renewal was greater than 10 percent different from the present value of the cash flows under the original agreement, the renewal of the note was treated as a debt extinguishment.  Accordingly, the $66,667 value of the initial 133,334 shares issued was capitalized as debt issuance cost and is being expensed as debt extinguishment expense on a straight-line basis through August 31, 2009.  Additional accruals of stock to be issued if the promissory notes remain outstanding after August 31, 2009 will be expensed each month as debt extinguishment expense.  In addition, the $12,000 loan origination fee was immediately expensed as debt extinguishment expense.

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock its  independent directors, David Koenig, Robert Rudelius and Scott Smith, as payment of $20,250 directors’ fees accrued through December 31, 2008, in lieu of cash.

On May 26, 2009, the Company issued 510,909 shares of common stock to Mr. Davis upon the conversion of a $281,000 convertible promissory note pursuant to the terms thereof (see Note 5).

On June 16, 2009, the Company issued 6,667 shares to Mr. Friendly as consideration for providing a guarantee of a $100,000 bank loan (see Note 3).

(b)         Stock Options

On March 3, 2009, the Company granted non-qualified stock options to acquire an aggregate of 70,000 shares of its common stock to its non-employee directors, and incentive options to acquire 45,000 shares of its common stock to Richard Thon, its Chief Financial Officer (the “CFO”).  The options are fully vested and are exercisable for a period of seven years at an exercise price of $0.85 per share.  The 115,000 options were valued at $0.68 per share using the Black-Scholes pricing model and were immediately expensed as general and administrative expense.

Also on March 3, 2009, the Company granted an incentive stock option to acquire an aggregate of 100,000 shares of its common stock to Richard Carlson, its Chief Executive Officer (the “CEO”).  Of the options, 90,000 shares vest immediately and 10,000 shares will vest on January 2, 2010.  At the same time, Mr. Carlson agreed to cancel existing, unvested stock options to acquire 5,000 shares of common stock at an exercise price of $7.50 per share.  SFAS 123R requires that options that are cancelled and reissued simultaneously be accounted for as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options valued at $0.68 per share using the Black-Scholes pricing model over the $0.07 per share value of the cancelled options on the cancellation date, or $61,200, was expensed immediately as general and administrative expense.

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

On July 23, 2009, the Company issued a two-year warrant to purchase 30,000 shares of our common stock at an exercise price of $1.25 per share to Kohnstamm Communications as consideration for services provided to the Company (see Note 9).

Note 7.  Income Taxes.

The Company has adopted the policy of classifying interest in interest expense and penalties in general and administrative expense.  The Company had recorded no accrued interest or penalties as of the date of adoption.

The Company had no significant unrecognized tax benefits as of June 30, 2009 and December 31, 2008 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  Any interest or penalties are expensed as general and administrative expense as incurred.

The Company has generated net operating loss carryforwards of approximately $6.1 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed the 2009 Public Offering along with previous changes and believes that such an ownership change has not occurred, and that the Company’s use of its net operating loss carryforwards is not subject to such restrictions.

EITF 05-8 “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF 05-8) provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument, (ii) that basis difference is a temporary basis for which a deferred tax liability should be recorded, and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109 “Accounting for Income Taxes”. The Company applied EITF 05-8 to the issuances of convertible debt from January 1, 2006 through June 30, 2009 and had no differences in book and tax basis and no deferred tax liability as of June 30, 2009. The Company reduced its net operating loss carryover and valuation allowance by approximately $881,000 for the non-deductibility of the beneficial conversion features during this period. When the valuation allowance related to deferred tax assets reverses, the Company will record an $881,000 tax benefit related to the beneficial conversion feature with a corresponding decrease to additional paid-in capital.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2005 - 2007
State of Minnesota 2005 - 2007

Note 8.  Related Parties.

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties.  During the six months ended June 30, 2009, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

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

On March 19, 2009, a $37,500 convertible promissory note and a $150,000 convertible promissory note due to Mr. Davis were refinanced and combined with other loans and advances on behalf of the Company from Mr. Davis in a $281,000 convertible promissory note.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note and the note was converted into 510,909 shares of the Company’s common stock.

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock to Mr. Koenig, Mr. Rudelius and Mr. Smith as payment of $20,250 directors’ fees accrued through December 31, 2008, in lieu of cash.

During June 2009, Mr. Davis advanced $22,000 to the Company to cover specific operating expenses.

Note 9.  Subsequent Events.

The Company had the following significant subsequent events through August 14, 2009, which is the date the financial statements were available to be issued for events requiring recording or disclosure in the financial statements for the three and six months ended June 30, 2009.

On July 23, 2009, the Company issued a two-year warrant to purchase 30,000 shares of our common stock at an exercise price of $1.25 per share to Kohnstamm Communications as consideration for services provided to the Company.  The warrant, valued at $24,900 using the Black-Scholes pricing model, will be recorded as general and administrative expense.

On July 15, 2009, RPI filed a lawsuit against the Company seeking payment of $202,716 plus interest, penalties, costs and disbursements, including attorneys’ fees. In the complaint, RPI alleges that the Company has breached obligations to pay RPI an aggregate of $202,716 under the terms of a License Agreement dated July 13, 2001 between RPI and the Company and a Sponsored Research Agreement dated as of December 9, 2005 between RPI and the Company.  The Company believes that the amounts being sought by RPI substantially exceed any amounts due to RPI under such agreements and intends to defend itself vigorously against such claims.

On July 29, 2009, Mr. Davis provided the Company with a $100,000 short-term loan.  The loan bears no interest, has no defined due date and is not documented.  The Company expects to repay the loan as soon as it is able.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2009 and 2010 working capital needs and introduce our products into the marketplace; our ability to complete the development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing of all U.S. Food and Drug Administration (“FDA”) and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets, and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview; Product Offerings

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we,” “us” or “our,” which terms include reference to our wholly owned subsidiary, ProUroCare Inc. (“PUC”)) has developed and intends to market an innovative prostate imaging system known as the ProUroScanTM system.  The ProUroScan system incorporates our new proprietary elasticity imaging technology to create a “map” and an electronic record of the prostate.

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

The ProUroScan’s unique technology uses measurements of relative tissue elasticity as detected by mechanical sensors and interpreted by mathematical algorithms to create images, rather than using ultrasound or other high-cost alternatives.  Our approach to imaging is based on the fact that most abnormal tissue in otherwise homogenous organ tissue is less elastic than normal tissue.  Using the system’s specially designed rectal probe, physicians can visualize the prostate gland and document specific areas of concern.  The real-time map can be saved as a permanent electronic record and compared to maps created in successive evaluations.

Our imaging technology is based on work originally performed in the late 1990’s by Artann Laboratories Inc. (“Artann”) a scientific technology company based in Trenton, New Jersey, that is focused on early-stage technology development. In 2002, we licensed the rights to this technology and since then have worked with Artann on its development. In September 2006, Artann was awarded a $3 million Small Business Innovation Research Phase II Competitive Renewal grant from the National Cancer Institute (the “2006 NIH Grant”) to help advance the development and application for clearance of the ProUroScan system by the U.S. Food and Drug Administration (“FDA”).  In April 2008, we acquired the patents, patent applications and other know how associated with this technology. In July 2008, the Company entered into new license and development and commercialization agreements with Artann relating to their existing technology and know-how and all future technology developed by Artann in our field of use. After we obtain FDA clearance, it is our intent to expand our working relationship with Artann to include their participation in the development and licensing of future mechanical imaging  technology.

The ProUroScan system is not currently marketed or sold and is not cleared for marketing by the FDA. Our initial goal is to obtain a basic mapping and data maintenance claim from the FDA under a 510(k) application for the current generation system. Once FDA 510(k) clearance is obtained on our current generation ProUroScan system, we intend to have the systems manufactured by one or more FDA-regulated contract manufacturers and market the system in cooperation with a medical device company that has an established presence in the urology market.

The ProUroScan imaging system is currently in the final stages of a multi-site FDA clinical study designed to provide sufficient documentation of the system’s effectiveness in mapping the prostate and identifying abnormalities detected by DRE.  We expect to complete and submit a 510(k) application for market clearance for this technology in the U.S. in the third quarter of 2009.  Once submitted, the FDA will have 90 days to review and grant clearance, ask questions or reject the 510(k) application. However, the 510(k) application process may be significantly longer if the FDA has questions upon its review or requests additional information.  No assurances can be given in regard to the timing of any of these events.

During the remainder of 2009, assuming our financing efforts are successful (see “Liquidity and Capital Resources,” below), we expect to obtain FDA clearance on a basic mapping and data maintenance labeling claim and prepare to launch our product into the market, although there can be no assurance that we will be successful in meeting these milestones.  We are currently exploring potential marketing relationships with medical product companies that are interested in marketing products in the prostate cancer detection market.   We expect such a relationship would provide both financial support and access to down stream engineering, regulatory, clinical, manufacturing and marketing capabilities.

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

•                  $1,900,000 of convertible notes issued in the 2007 and 2008 private placements together with $177,882 of interest accrued thereon converted into 3,058,381 units, each consisting of one share of common stock and one warrant to purchase common stock at $1.30 per share (a “Unit”); and

•                  $299,250 of convertible notes issued pursuant to the unit put arrangement together with $9,563 of interest accrued thereon converted into 441,165 shares of our common stock.

On March 19, 2009, we reached an agreement with James Davis to refinance a $150,000 promissory note (and $7,291 of interest accrued thereon) along with a $37,500 note (and $3,646 of accrued interest thereon), another $2,632 payable to Mr. Davis and $12,293 of expenses paid by Mr. Davis on our behalf.  Mr. Davis also agreed to lend to us an additional $67,638 to pay for our exhibition of the prostate mechanical imaging system at the annual American Urology Association meeting, the retention of an investor relations firm and the initiation of a clinical advisory board.  He also agreed to have certain website maintenance services performed for us.  Pursuant to the refinancing and the other arrangements, we issued a $281,000 unsecured convertible promissory note to Mr. Davis.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note and the note was converted into 510,909 shares of the Company’s common stock

In March 2009, we renewed $1.2 million of the secured bank debt to mature on March 28, 2010 and repaid $400,000 of the secured debt.

On June 16, 2009, we borrowed $100,000 pursuant to a promissory note issued in favor of Crown Bank.  The promissory note matures on March 28, 2010 and bears interest at the Prime Rate plus 1.0 percent, but never less than 6.00 percent.  The note is guaranteed by Ian Friendly.  The note, along with the existing $1.2 million promissory note, is collateralized by all Company assets.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended June 30, 2009 were $394,991, a decrease of $121,536, or 24 percent, compared to $516,527 last year.  The decrease was primarily due to the 2008 acquisition of patents for $300,000, which was expensed at the time of the purchase.  In addition, during the three months ended June 30, 2008, we incurred approximately $37,000 of legal fees related to negotiating development and licensing agreements.  Increased research and development spending offset these expense reductions, including $59,000 of consulting costs related to the management of the ProUroScan clinical trials and $50,000 of product development expenses incurred under the Artann development agreement, compared to $0 in 2008.

Net Interest Expense.  Net interest expense for the three months ended June 30, 2009 was $40,949, a decrease of 91 percent, compared to $465,182 last year.  Included in the 2008 expense was approximately $357,000 of original issue discount and debt issuance cost amortization primarily related to our 2006, 2007 and 2008 private debt placements.  Upon the closing of the 2009 Public Offering and the subsequent automatic conversion of approximately $3.3 million of debt and accrued interest into equity, the related original issue discount and debt issuance cost was expensed.  Consequently, the related amortization expense has been eliminated going forward.  Also included in the 2008 expense was approximately $61,000 of interest on the 2007 and 2008 private debt placements.  Other interest expense declined about 16% to approximately $40,000 in the three months ended June 30, 2009 compared to approximately $48,000 last year reflecting the $400,000 reduction in outstanding Crown Bank loans through much of the period.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants pursuant to the provisions of short-term loans from lenders in certain refinancing transactions. Our debt extinguishment expense for the three months ended June 30, 2009 was $157,919, an increase of 671 percent, compared to $20,491 last year.   The increase is due to the write-off of approximately $119,000 of unamortized original issue discount related to a beneficial conversion feature of a $281,000 promissory note issued to Mr. Davis upon its conversion.  Additionally, during the three months ended June 30, 2009, approximately $39,000 of the cost of stock issued to guarantors of $1.3 million of Crown Bank loans was amortized.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the six months ended June 30, 2009 were $920,508, an increase of $157,819, or 21 percent, compared to $762,689 last year.  Compensation and benefits costs in the six months ended June 30, 2009 increased approximately $42,000, or 26 percent, compared to last year as a result of a $40,000 bonus awarded in recognition of the efforts of the Company’s officers in the completion of the 2009 Public Offering.  Stock-based compensation increased approximately $129,000, or 432 percent, compared to last year, as a result of the granting of immediately vested stock options to directors and officers valued at $139,400.  Other increases in operating expenses during the first six months of 2009 included product development expenses of $150,000 incurred under the Artann development agreement, approximately $59,000 of consulting costs related to the management of the ProUroScan clinical trials, new investor and public relations programs that cost approximately $29,000 and trade show attendance costs of approximately $20,000.  No costs were incurred for these activities during the six months ended June 30, 2008. Offsetting these increases were one-time costs incurred in 2008 including acquisition of patents for $300,000, which was expensed at the time of the purchase and approximately $70,000 of legal fees related to negotiating development and licensing agreements.

Net Interest Expense.  Net interest expense for the six months ended June 30, 2009 was $1,088,451, an increase of 27 percent, compared to $854,113 last year.  Included in the 2009 expense was the approximately $980,000 write-off of unamortized original issue discount and debt issuance costs related to our 2006, 2007 and 2008 private debt placements and the 2008 unit put arrangement upon the closing of the 2009 Public Offering and the subsequent automatic conversion of approximately $3.3 million of debt and accrued interest into equity.  Included in the 2008 expense was approximately $651,000 of original issue discount and debt issuance cost amortization primarily related to our 2006, 2007 and 2008 private debt placements.  Also included in the 2008 expense was approximately $115,000 of interest on the 2007 and 2008 private debt placements.  Other interest expense increased about 12 % to approximately $100,000 in the six months ended June 30, 2009 compared to approximately $89,000 last year as a result of vendor finance charges.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the provisions of short-term loans from certain lenders in certain refinancing transactions. Our debt extinguishment expense for the six months ended June 30, 2009 was $324,267, an increase of 608 percent, compared to $45,831 last year.   The increase is due to the write-off of $113,000 of unamortized original issue discount upon the refinancing of a $150,000 note with Mr. Davis, the expensing of approximately $123,000 of original issue discount related to a beneficial conversion feature of a $281,000 promissory note issued to Mr. Davis upon its conversion, the issuance of 66,667 shares of stock valued at $33,333 to the Phillips W. Smith Family Trust (the “Smith Trust”)

upon the extension of the $600,000 Smith Trust loan, and a $13,000 fee associated with refinancing of $1.3 million loans with Crown Bank during the six months ended June 30, 2009.  Additionally, during the six months ended June 30, 2009, approximately $51,000 of the cost of stock issued to guarantors of the Crown Bank loans was amortized.

Current Operations – Employees and Expenses

We currently employ two employees. We conduct our research and development, market research, regulatory and other business operations through the use of consultants and medical device development contractors, primarily Artann. We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources during our development stage. During the second half of 2009, we expect to complete the clinical and regulatory process leading to FDA 510(k) market clearance and establish a contract manufacturing capability in anticipation of regulatory clearance to enter the market.

We incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, financial printing, press releases and transfer agent fees. We currently rent approximately 750 square feet of office space on a month-to-month basis at a cost of approximately $800 per month. Other expenses incurred include executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.9 million during the six months ended June 30, 2009 compared to approximately $749,000 last year.  The increase in cash used was primarily the result of payments to Artann of $600,000 and $250,000 for accrued licensing fees and accrued development costs pursuant to our licensing and development agreements, respectively. We also paid $129,500 to Artann for development work performed under the development agreement.  In addition to normal operating expenses, other uses of cash included payments for accounts payable and other accrued expenses, including accrued compensation, following the completion of the 2009 Public Offering.

Net cash provided by financing activities was approximately $1.9 million during the six months ended June 30, 2009 compared to approximately $363,000 last year.  Proceeds from the 2009 Public Offering less underwriter’s commissions and other payments for expenses of the offering were approximately $2.3 million during the six months ended June 30, 2009.  Offsetting this was our temporary pay-down of $400,000 of the secured bank debt in March 2009 pending the re-establishment of a suitable guarantee of the loan.  In June 2009, we reestablished $100,000 of this debt. During the six months ended June 30, 2008, net proceeds of our private convertible debt placements with individual investors of approximately $584,000 were offset by repayments of notes payable and loans from directors of approximately $228,000.

As of July 31, 2009, we had approximately $69,000 cash on hand and current liabilities of approximately $3.4 million.  We currently have $1.9 million of short-term debt that has been collateralized by the Company’s assets and guaranteed by several individuals.  We plan to reestablish the remaining $300,000 of secured bank debt that was temporarily repaid and increase the amount by up to an additional $500,000 during the third quarter of 2009, pending the identification of suitable individual guarantors.  There can be no assurance that suitable guarantors can be identified during this period, or at all.

In addition to the guaranteed bank loans mentioned above, we are actively pursuing several potential near-term sources of funding to position us for a commercial launch into the urology market and repay certain existing liabilities.  These sources include potential additional guaranteed bank debt and one or more rounds of private placements of debt or equity securities.  We are also working to establish a distribution relationship with a medical products company during the next three to six months.  We expect such a distribution partner could provide financial support in the form of licensing fees, loans, equity investment or some combination.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to down stream engineering, manufacturing, clinical and marketing support.   Finally, as a result of the closing on the 2009 Public Offering and the subsequent conversion of convertible notes into Units, we have 6,108,381 redeemable warrants outstanding.  These warrants have an exercise price of $1.30 per share, which we may redeem once the last sale price of our common stock equals or exceeds $1.82 per share for a period of ten consecutive trading days.  If this event were to occur, it will allow all holders of warrants a period of 30 days to exercise their warrants.  If all such warrant holders exercise their warrants, we could realize up to approximately $7.9 million, depending on the number of shares actually exercised.  There can be no assurance that we will be able to redeem the warrants, or of how much would be realized if such a redemption were to occur.

If additional funds are raised by the issuance of convertible debt or equity securities or by the exercise of outstanding warrants, then existing shareholders will likely experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

During the remainder of 2009, we expect to submit an FDA 510(k) application for market clearance and make certain preparations for market entry.  Our ability to pursue additional activities, such as establishing a contract manufacturing capability, developing a more portable imaging system and other product enhancements and expanding the number of our clinical study sites, is dependent upon the success and timing of our financing efforts outlined above.

We expect that our cash needs for our normal operating expenses (excluding the milestone payments due to Artann explained below) will be approximately $575,000 over the last five months of 2009.  In addition, we expect to make cash payments to Artann totaling approximately $90,000 for development services that they are to provide during the remainder of 2009.  To the extent we are successful in obtaining sufficient financing, we will advance other projects and activities needed for the long-term success of the business.  These projects include establishing a contract manufacturing capability, including production tooling and molds, estimated to cost approximately $450,000; contracting for certain product engineering and development work to reduce the size of the ProUroScan system and make certain enhancements that we estimate will cost approximately $725,000; and placing systems and performing additional patient studies at certain key institutions, at a cost of between $275,000 and $300,000.  Finally, we expect to make payments of approximately $170,000 towards certain outstanding liabilities before year end.

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

If adequate funds are not available through these initiatives on a timely basis or on acceptable terms, we may be unable to commercialize our products during the expected time frame.  We do not know what impact the current unprecedented volatility in worldwide credit and equity markets may have on our ability to obtain future financing. Since September 2008, we have seen unprecedented turmoil in equity and credit markets that has resulted in record-setting losses in the stock markets, dramatic decreases of liquidity in the credit markets, bank failures, hedge fund closures and massive market intervention by the United States and foreign governments. Because of the unprecedented nature of these market events, and because the markets remain highly-volatile today, we cannot predict what effect these events will have on our ability to obtain financing in the future.  If we are forced to slow or stop our regulatory clearance process, it would delay market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we likely would be forced to cease operations. There can be no assurance we will be successful in raising such funds.

Assets; Property Acquisitions and Dispositions

Our primary assets are patents and patent applications, which are the foundation for our proposed product offerings. These assets secure $1.3 million of senior bank notes and a $600,000 note issued to the Smith Trust and, as a result, are not available to secure other senior debt financing.

Assuming we are successful in obtaining the financing required to establish a contract manufacturing capability, we anticipate purchasing approximately $200,000 of tooling molds and other capital for production, computer equipment, software and general office furniture and equipment during the remainder of 2009. We do not anticipate selling any significant assets in the near term.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of June 30, 2009, we had an accumulated deficit of approximately $23.3 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

A description of the Company’s critical accounting policies that represent the more significant judgments and estimates used in the preparation of the Company’s financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There were not any material changes to our critical accounting policies during the three months ended June 30, 2009.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

On July 28, 2009, (the “Company”) was notified that the Rensselaer Polytechnic Institute (“RPI”) filed a complaint against the Company on July 15, 2009 in the Supreme Court of the State of New York, County of Rensselaer.  In the complaint, RPI alleges that the Company has breached obligations to pay RPI an aggregate of $202,716 under the terms of a License Agreement dated July 13, 2001 between RPI and the Company and a Sponsored Research Agreement dated as of December 9, 2005 between RPI and the Company.  RPI is seeking damages in the amount of $202,716, plus interest, penalties, costs and disbursements, including attorneys’ fees.  The Company believes that the amounts being sought by RPI substantially exceed any amounts due to RPI under such agreements and intends to defend itself vigorously against such claims.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the material changes to those risk factors set forth in Part II-Item 1A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and the material changes set forth below before purchasing our common stock.  These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment.  We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

Risk factors disclosed in our Annual Report on Form 10-K relating to our need for additional financing and potential dilution to existing shareholders have been revised to read as follows:

We will need additional financing, and any such financing will likely be dilutive to our existing shareholders.

As of July 31, 2009, we had approximately $69,000 of cash on hand and current liabilities of $3.4 million, including $1.9 million of secured debt.  In March 2009, we temporarily paid down $400,000 of the secured bank debt and in June 2009 we re-established $100,000 of this debt.  We plan to re-establish the remaining $300,000 of secured bank debt and increase the amount by up to an additional $500,000 during the third quarter of 2009, pending the identification of suitable individual guarantors.  We will need additional financing to complete and submit a 510(k) application to the FDA and obtain clearance for a basic mapping and data maintenance claim. In addition, we will need funding to pay, for example, up to $1,000,000 of future payments to Artann related to FDA 510(k) clearance milestones.  If we fail to secure a distribution partner on terms acceptable to us, or at all, we could be required to undertake distribution activity at our expense, which could significantly increase our capital requirements and may delay the commercialization of our products.

We are actively pursuing several potential near-term sources of funding to provide the working capital needed to repay our existing debt and to fund a commercial launch into the urology market.  These sources include cash advances from shareholders, additional guaranteed bank debt, conversion of existing debt to equity and one or more rounds of private placements of debt or equity securities.

If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock or the issuance and exercise of warrants, the conversion of existing debt into equity or the issuance and conversion of convertible debt, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock. There can be no assurance that we will be successful in obtaining such additional financing, if needed. Additional financing may not be available to us, may not be available on favorable terms and will likely be dilutive to existing shareholders.

Our assets are pledged to secure $1.3 million of senior bank notes and $600,000 of notes issued to an investor which become due in March 2010 and, as a result, are not available to secure other senior debt financing. Upon the occurrence of an event of default, the bank’s security interests in our assets will be assigned to guarantors of the senior bank notes and the holder of such $600,000 promissory note.

Our $1.3 million senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all of our assets and certain licenses, as well as to provide personal guarantees of certain shareholders. In addition, we have issued a subordinated promissory note in the amount of $600,000 to an investor that has a subordinated interest in all of our assets and certain licenses. Both the $1.3 million senior bank notes and the $600,000 note become due on March 28, 2010. Due to such security interests, the Company will not be in a position in the future to pledge its assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis. It is doubtful that the Company would be able to obtain significant additional debt financing on an unsecured basis.

Moreover, under the terms and conditions of the Crown Bank facility and our agreement with such guarantors, in the event of any default by us with our senior lender that causes the personal guarantees to be called and honored, we and our lender have agreed that all of the bank’s security interests in the

Company’s assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. In addition, the holders of the $600,000 promissory note has a subordinated interest in all of the Company’s assets in the event of a default under the note. Thus, our common shareholders, and any existing and future investors in our common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the Company’s assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

For a more detailed discussion of the risk factors that have not been materially changed, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors Associated with our Business, Operations and Securities.” We undertake no obligation to update or revise any forward looking statements, except as required by the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock to our independent directors, David Koenig, Robert Rudelius and Scott Smith, as payment of $20,250 directors’ fees accrued through December 31, 2008, in lieu of cash.

Sales of the securities described above were made in compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and the exemption from registration provided under Section 4(2) of the Securities Act.  In qualifying for such exemption, the Company relied upon representations from the investors regarding their status as “accredited investors” under Regulation D and the limited manner of the offering.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

10.1 *	Promissory Note dated June 12, 2009 issued in favor of Crown Bank.

10.2 *	Security Agreement with Crown Bank dated June 12, 2009.

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: August 14, 2009	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: August 14, 2009	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1 *	Promissory Note dated June 12, 2009 issued in favor of Crown Bank.

10.2 *	Security Agreement with Crown Bank dated June 12, 2009.

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.