Form 10-Q
period 2009-09-30
ProUroCare Medical Inc.
filed 2009-11-13
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The registrant has 11,192,079 shares of common stock outstanding as of November 12, 2009.

ProUroCare Medical Inc.

Quarterly Report on Form 10-Q for the

Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$269,875	$3,900
Restricted cash	—	44,214
Other current assets	85,669	31,634
Total current assets	355,544	79,748
Equipment and furniture, net	452	—
Deferred offering expenses	110,538	729,924
Debt issuance costs, net	65,868	266,882
	$532,402	$1,076,554
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	1,300,000	1,600,000
Notes payable	649,332	34,425
Notes payable, related party	26,000	634,000
Convertible debt, net of original issue discount	—	1,033,484
Convertible debt related parties, net of original issue discount	—	1,179,913
Accounts payable	967,404	1,203,549
Accrued license and development fees	15,000	1,327,835
Accrued expenses	451,650	937,253
Total current liabilities	3,409,386	7,950,459

Commitments and contingencies:
Long-term note payable, bank	100,025	—
Long-term note payable	300,000	—
Long-term note payable - related party	243,000	—
Long-term convertible debt, net of original issue discount	—	221,199
Long-term convertible debt - related parties net of original issue discount	—	162,759
Total liabilities	4,052,411	8,334,417
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 9,946,325 and 1,811,429 shares on September 30, 2009 and December 31, 2008, respectively	99	18
Additional paid-in capital	20,332,965	13,677,932
Deficit accumulated during development stage	(23,853,073)	(20,935,813)
Total shareholders’ deficit	(3,520,009)	(7,257,863)
	$532,402	$1,076,554

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		Period from August 17,1999 (Inception) to
	September 30		September 30		September 30,
	2009	2008	2009	2008	2009
Operating expenses:
Research and development	$132,744	$30,000	$341,625	$330,155	$5,796,932
General and administrative	358,886	263,987	1,070,513	726,521	10,901,686
Total operating expenses	491,630	293,987	1,412,138	1,056,676	16,698,618
Operating loss	(491,630)	(293,987)	(1,412,138)	(1,056,676)	(16,698,618)
Interest income	—	124	21	502	18,316
Interest expense	(50,687)	(473,782)	(1,139,159)	(1,328,273)	(6,301,626)
Debt extinguishment expense	(41,717)	(29,045)	(365,984)	(74,876)	(871,145)
Net loss	$(584,034)	$(796,690)	$(2,917,260)	$(2,459,323)	$(23,853,073)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.45)	$(0.32)	$(1.41)	$(14.48)

Weighted average number of shares outstanding:
Basic and diluted	9,899,013	1,779,854	9,188,409	1,744,972	1,646,820

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (inception) to
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(2,917,260)	$(2,459,323)	$(23,853,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109	459	20,906
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	192,122	48,085	1,956,469
Common stock issued to related parties for services rendered	7,250	37,964	214,621
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	33,333	—	33,333
Notes payable issued for intangibles expensed as research and development	—	150,000	150,000
Warrants issued for services	26,400	—	567,036
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for debt extinguishment	607	66,548	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Amortization of note payable-original issue discount	—	88,888	152,247
Amortization of note payable-related parties original issue discount	2,720	—	142,964
Amortization of convertible debt-original issue discount	507,902	253,619	1,146,587
Amortization of convertible debt-related parties original issue discount	444,328	377,292	1,194,132
Amortization of debt issuance costs	354,678	299,999	2,060,411
Bargain conversion option added to note payable-related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	27,310	7,570	(28,352)
Accounts payable	(60,926)	146,022	868,908
Accrued development expense	(827,835)	—	500,000
Accrued expenses	(105,523)	12,646	1,034,273
Net cash used in operating activities	(2,314,785)	(970,231)	(10,634,231)
Cash flows from investing activities:
Purchases of equipment and furniture	(561)	—	(21,358)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	44,214		44,214
Net cash provided by (used in) investing activities	43,653	—	(21,358)

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (inception) to
	2009	2008	September 30, 2009
Cash flows from financing activities:
Proceeds of note payable, bank	100,000	—	600,000
Payments of note payable, bank	(400,000)	—	(900,000)
Proceeds of notes payable	—	—	340,500
Payment of notes payable	(111,938)	(320,976)	(1,482,456)
Proceeds of notes payable - related parties	93,638	112,500	653,738
Payments of notes payable - related parties	(34,000)	(76,450)	(237,300)
Proceeds from long-term notes payable and bank debt	400,025	833,625	4,207,362
Proceeds from long-term notes payable, related parties	243,000	207,000	1,363,500
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	—	46,875	104,500
Payments for debt issuance costs	(600)	(146,452)	(674,037)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	(366,618)	(44,035)	(483,925)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	2,613,600	—	8,296,138
Net cash provided by financing activities	2,537,107	612,087	10,925,464
Net increase (decrease) in cash	265,975	(358,144)	269,875
Cash, beginning of the period	3,900	444,613	—
Cash, end of the period	$269,875	$86,469	$269,875

Supplemental cash flow information:
Cash paid for interest	$100,779	$105,726	$817,188
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable	(162,926)	176,634	408,518
Deferred offering costs included in accrued expenses	—	89,404	70,000
Debt issuance costs included in accounts payable	—	60,099	114,156
Warrants issued pursuant to notes payable	3,327	169,739	467,191
Warrants issued for debt issuance costs	—	—	298,021
Prepaid expenses financed by note payable	81,345	54,504	246,871
Convertible debt issued in lieu of cash for accrued expenses	—	23,750	31,413
Common stock issued in lieu of cash for accrued expenses	20,250	21,670	259,053
Common stock issued in lieu of cash for accrued development cost	500,000	—	500,000
Common stock issued for debt issuance cost	153,064	—	317,898
Warrants issued in lieu of cash for accrued expenses	—	1,250	1,250
Conversion of notes payable, related parties into convertible debentures	—	—	200,000

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (inception) to
	2009	2008	September 30, 2009
Common stock issued in lieu of cash for accounts payable	—	—	122,291
Common stock issued in lieu of cash for notes payable-related parties	—	—	10,300
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Conversion of accounts payable to note payable	12,293	—	253,906
Conversion of accrued expenses to note payable	13,569	—	13,569
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076
Deferred offering costs offset against gross proceeds of offering	823,078	—	823,078
Conversion of convertible debt to units (see Note 2)	1,638,750	—	1,638,750
Conversion of convertible debt-related parties to units (see Note 2)	1,323,334	—	1,323,334
Conversion of convertible debt-related parties to common stock	281,000	—	281,000
Conversion of accrued expenses to units (see Note 2)	331,261	—	331,261

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 and the period from

August 17, 1999 (Inception) to September 30, 2009

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies.

(a)         Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently the prostate mechanical imaging system, designed for use as an aid to the physician in visualizing and documenting abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included acquiring several technology licenses, purchasing intellectual property, entering into product development agreements and conducting clinical studies.

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

On September 25, 2009, the Company commenced a tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants (the “Replacement Warrant Offering”).  Pursuant to the offer, the Company temporarily modified the terms of the warrants so that each holder who tendered warrants for early exercise on or before November 6, 2009 received, in addition to the shares of common stock purchased upon exercise, an equal number of new three-year warrants to purchase shares of ProUroCare common stock at an exercise price of $1.30 per share (the “Replacement Warrants”).  Warrants to purchase 1,244,829 shares of common stock were tendered resulting in gross proceeds to the Company of $1,618,278 (see Note 10).

(b)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

(c)          Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were anti-dilutive for the three and nine months ended September 30, 2009 and 2008, and the period from August 17, 1999 (Inception) to September 30, 2009 due to the Company’s net losses.  8,686,033 shares of common stock issuable under stock options and warrants were excluded from the computation of diluted net loss per common share for each of the three and nine months ended September 30, 2009.  1,605,386 shares of common stock issuable under stock options, warrants, convertible debentures and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for each of the three and nine months ended September 30, 2008.  Also excluded for the three and nine months ended September 30, 2008 were the undetermined number of shares issuable pursuant to the convertible notes and warrants issued in connection with our private placements, whose terms of conversion were based on the price of the equity securities offered in the Company’s public offering.  The number of such shares was determined on the January 7, 2009 effective date of the 2009 Public Offering to be 2,997,898 shares.

(d)         Stock-Based Compensation

The Company’s policy is to grant stock options at fair value at the date of grant and to record stock-based employee compensation expense at fair value.  The Company recognizes the expense related to the fair value of the award on a straight-line basis over the vesting period.  From time to time, the Company issues options to consultants.  The fair value of options issued to non-employees (typically consultants) is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform.  In the event that the measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date.  The fair value of options so determined are expensed on a straight-line basis over the associated performance period.

The Company uses the Black-Scholes pricing model to estimate the fair value of options.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Stock-based compensation cost related to stock options was $33,889, $192,122 and $1,833,895 for the three and nine months ended September 30, 2009 and the period from August 17, 1999 (Inception) to September 30, 2009, respectively, or $0.00, $0.02 and $1.12 on a per share basis. Stock-based employee and non-employee compensation cost related to stock options was $18,366 and $33,585 for the three and nine months ended September 30, 2008, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $462,000, $244,000 and $12,000 for the years ending December 31, 2009, 2010 and 2011, respectively.

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2009 and 2008, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Risk-free Interest Rate	1.80%	3.13%	1.73%	3.13%
Expected Life of Options Granted	3.6 years	4.3 years	3.6 years	4.3 years
Expected Volatility	134.0%	131.2%	134.6%	131.2%
Expected Dividend Yield	0	0	0	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance-based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period.  Expected volatility is based on a simple average of weekly price data since the date of the Merger.  Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options.  The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

(e)          Warrants

The Company’s policy is to record warrants issued to non-employees as consideration for goods or services received at their fair value on the issue date and expense them as an operating expense depending on the nature of the goods or services received.

Stock-based consideration related to warrants issued to non-employees for goods and services received was $26,400, $26,400 and $689,121 for the three and nine months ended September 30, 2009 and the period from August 17, 1999 (inception) to September 30, 2009, respectively, or less than $0.01, less than $0.01 and $0.42 on a per share basis, respectively. Stock-based consideration related to warrants issued to non-employees for goods and services received was $14,500 and $14,500 for the three and nine months ended September 30, 2008, respectively.

In addition to warrants issued to non-employees as consideration for goods or services, from time to time the Company has issued warrants as consideration for loan or loan guarantees.  Warrants related to loans or loan guarantees are recorded as a debt issuance cost asset and amortized as interest expense on a straight-line basis over the term of the underlying loan.

The weighted-average fair value of warrants granted during the three and nine months ended September 30, 2009, excluding the 2009 Units, was $0.88 and $0.88, respectively, and such warrants were immediately vested and exercisable on the date of grant. The weighted-average fair value of the warrants granted during the three and nine months ended September 30, 2008 was $1.33 and $1.23, respectively, and such warrants were immediately vested and exercisable on the date of grant.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Risk-free Interest Rate	1.08%	2.82%	1.08%	3.12%
Expected Life of Warrants Granted (1)	2.0 years	4.2 years	2.0 years	3.6 years
Expected Volatility	135.2%	134.0%	135.2%	131.2%
Expected Dividend Yield	0	0	0	0

(1) Based on the contractual term of the warrants.

The expected volatility is based on a simple average of weekly price data since the date of the Merger.  Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the warrants.  The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of grants.

(f)            Deferred Offering Costs

The legal, accounting, printing and certain other expenses directly related to the Company’s Replacement Warrant Offering were recorded as a deferred offering cost asset as of September 30, 2009.  Upon the November 6, 2009 closing of the Warrant Replacement Offer, the deferred offering costs were recorded as a cost of the offering and a reduction of additional paid-in capital (see Note 10).

The legal, accounting, printing and certain other expenses directly related to the 2009 Public Offering that became effective on January 7, 2009 were recorded as a deferred offering cost asset as of December 31, 2008.  The deferred offering costs of $823,078 were recorded as a cost of the offering and a reduction of additional paid-in capital upon its closing on January 12, 2009.

(g)         Debt Issuance Costs

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

On March 19, 2009, pursuant to guaranties received relating to the Company’s renewal of its $1.2 million Crown Bank promissory note, the Company issued an aggregate of 133,334 shares of its common stock as consideration to the guarantors (see Note 3).  The $66,667 value of the shares on the issuance date was recorded as debt issuance cost and was amortized on a straight-line basis through August 31, 2009.

On June 16, 2009, pursuant to a guarantee received relating to the Company’s $100,000 Crown Bank promissory note, the Company issued 6,667 shares of its common stock as consideration to the guarantor (see Note 3).  The $5,467 value of the shares on the issuance date along with $600 of loan origination fees was recorded on the balance sheet as debt issuance cost and is being amortized on a straight-line basis through December 31, 2009.

Debt issuance costs are summarized as follows:

	September 30, 2009	December 31, 2008
Debt issuance costs, gross	153,664	701,238
Less amortization	(87,796)	(434,356)

Other assets	$65,868	$266,882

Amortization expense related to debt issuance costs was $45,149, $354,678 and $2,060,411 for the three and nine months ended September 30, 2009 and the period from August 17, 1999 (Inception) to September 30, 2009, respectively.  Amortization expense related to debt issuance costs was $114,180 and $299,999 for the three and nine months ended September 30, 2008, respectively.

(h)         Restricted Cash

Pursuant to the 2007 renewal of the Crown Bank promissory notes, the Company agreed to deposit with Crown Bank four months worth of future interest payments due under the notes.    On March 19, 2009, pursuant to the renewal of a Crown Bank promissory note, this restriction was removed.

(i)            Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2009, we had an accumulated deficit of approximately $23,853,000.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Note 3.  Notes Payable — Bank.

(a)         Short Term

On March 19, 2009, the Company renewed its $1.2 million Crown Bank promissory note, and repaid its $400,000 Crown Bank promissory note.  The renewed note matures on March 28, 2010 and bears interest at the prime rate plus one percent, but never less than 6.00 percent.  No other note terms were changed.  The note remains collateralized by all Company assets and guaranteed by two individual guarantors.  The Company issued an aggregate of 133,334 shares of its common stock as consideration to the guarantors (see Note 6(a)) and will accrue for issuance 22,222 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning September 1, 2009.  As of September 30, 2009, 22,222 shares of common stock had been accrued for issuance. All accrued shares will be issued upon repayment of the loan.

On June 16, 2009, the Company borrowed $100,000 from Crown Bank pursuant to a promissory note that is collateralized by all Company assets and guaranteed by an individual guarantor.  The note matures on March 28, 2010 and bears interest at the prime rate plus one percent, but never less than 6.00 percent.  The Company issued 6,667 shares of its common stock as consideration to the guarantor (see Note 6(a)), and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning January 1, 2010. All accrued shares will be issued upon repayment of the loan.

(b)         Long Term

On September 23, 2009, the Company borrowed $100,025 from Central Bank pursuant to a promissory note.  The promissory note matures on January 17, 2011, and bears interest at the prime rate plus one percent, with a minimum rate of 6.0 percent.  The promissory note was guaranteed by an individual guarantor.  As consideration for providing the guaranty, the Company issued to the guarantor 6,667 shares of stock (see Note 6(a)), and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning March 23, 2010.  All accrued shares will be issued upon repayment of the loan.  In addition, the Company executed a security agreement with the guarantor, providing him with a subordinated security interest in the Company’s assets.

Note 4.  Notes Payable.

On January 13, 2009, following the closing of the 2009 Public Offering, the Company repaid the remaining $9,350 principal amount of the loan from an investor and issued an immediately exercisable five-year warrant to acquire 4,295 shares of the Company’s common stock at $1.50 per share pursuant to the terms of the note.

On January 22, 2009, the Company repaid the remaining $34,000 principal balance of a promissory note due and issued to the lender a five-year, immediately exercisable warrant to acquire 28,656 shares of the Company’s common stock at $5.00 per share pursuant to the terms of the note.

On March 19, 2009, the Company renewed and amended a $600,000 promissory note with an investor. Under the terms of the amendment, the note’s maturity date was extended to March 28, 2010 and the interest rate floor was lowered from 6.50 percent to 6.00 percent.  No other terms were changed.

Between May 1, 2009 and September 16, 2009, James Davis, a greater than 10 percent shareholder of the Company, made various payments for the benefit of the Company and provided the Company with certain cash advances totaling approximately $243,000.  The purpose of these payments and advances was to help fund specific Company activities related to product development, clinical studies and Food and Drug Administration (“FDA”) related activities.  On September 21, 2009, Mr. Davis and the Company executed a promissory note in the principal amount of $243,000 (the “Davis Note”) to formalize the Company’s obligation to Mr. Davis for these amounts.  Upon execution of the Davis Note, the Company agreed, as consideration for making the payments and advances represented by the Davis Note, to issue to Mr. Davis 19,833 shares of its common stock and to accrue for future issuance to Mr. Davis 2,700 shares of common stock for each month (or portion thereof) that the Davis Note is outstanding after March 21, 2010.  In addition, under the terms of the Davis Note, the Company will accrue for issuance to Mr. Davis, in lieu of cash interest, 1,618 shares of its common stock for each month (or portion thereof) that the principal amount of the Davis Note is outstanding.  All of the shares accrued for issuance to Mr. Davis will be issued upon repayment of the Davis Note.  The Davis Note matures on March 28, 2011. The promissory note provides Mr. Davis with a subordinated security interest in the Company’s assets.

On September 23, 2009, the Company borrowed $300,000 from an investor pursuant to a secured promissory note.  The promissory note matures on March 28, 2011. Under the terms of the promissory note, the Company will accrue for issuance to the investor 1,998 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding, in lieu of cash interest.  As consideration for making the loan, the Company issued to the investor 20,000 shares of stock and will accrue for issuance 3,333 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning March 23, 2010.  All accrued shares will be issued upon repayment of the loan.  The promissory note provides the investor a subordinated security interest in the Company’s assets.

Note 5.  Convertible Notes Payable.

On April 3, 2008, the Company borrowed $112,500 pursuant to three promissory notes that were convertible upon the Company’s closing of an underwritten public offering at 70 percent of the public offering price.  On January 15, 2009, the Company repaid $37,500 of the notes.  On January 22, 2009, the Company repaid $8,000 and converted $29,500 of another note pursuant to its terms.  On March 19, 2009, the remaining $37,500 promissory note, due to Mr. Davis, was refinanced along with another $150,000 promissory note due to Mr. Davis.

On September 25, 2008, the Company borrowed $150,000 pursuant to a convertible promissory note issued in favor of Mr. Davis.  As the holder’s ability to exercise the conversion feature of the note was contingent upon an event outside the control of the holder, the bargain conversion feature valued at $103,396 was not recorded until the January 12, 2009 closing of the 2009 Public Offering when the contingency was removed.  On March 19, 2009, Mr. Davis agreed to refinance the $150,000 debt (and $7,291 of interest accrued thereon) along with the $37,500 note discussed above (and $3,646 of accrued interest thereon), another $2,632 payable to Mr. Davis and $12,293 of expenses paid by Mr. Davis on behalf of the Company.  Mr. Davis also agreed to loan to the Company an additional $67,638 to pay for the exhibition of the prostate mechanical imaging system at the annual American Urology Association meeting, the retention of an investor relations firm and the initiation of a clinical advisory board.  He also agreed to have certain website maintenance services performed for the Company. Pursuant to the refinancing and the other arrangements, the Company issued a $281,000 unsecured convertible promissory note to Mr. Davis.  The promissory note was to mature on March 19, 2010, bore no interest and was convertible into our common stock at $0.55 per share at the option of Mr. Davis.  It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note.  Accordingly, $113,709 of unamortized original issue discount related to the original $150,000 note was expensed as debt extinguishment expense and the bargain conversion option of the new note, valued at $123,000 using the Black-Sholes pricing model, was recorded as original issue discount and amortized as debt extinguishment expense over the term of the note.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note, and the note was converted into 510,909 shares of the Company’s common stock.

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

On January 15, 2009, the Company issued 454,546 shares of common stock to Artann Laboratories Inc. (Artann”) in satisfaction of a $500,000 liability pursuant to its license agreement with Artann.

On January 22, 2009, pursuant to the conversion of $29,500 of the principal balance of a convertible promissory note, the Company issued 42,143 shares of common stock to the note holder (see Note 5).

On February 6, 2009, the $299,250 outstanding promissory notes issued pursuant to the Company’s 2008 unit put arrangement, along with the $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock (see Note 2)

On March 19, 2009, pursuant to the renewal of its $600,000 promissory note with an individual lender, the Company issued 66,667 shares of its common stock as consideration to the lender and will issue a further 11,111 shares per month for each month the related notes remain outstanding after August 31, 2009.  It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the $33,333 value of the initial 66,667 shares issued was expensed as debt extinguishment expense.  Additional accruals of stock to be issued if the promissory notes remain outstanding after August 31, 2009 will be expensed each month as debt extinguishment expense.  During the three months ended September 30, 2009, 11,111 shares were accrued for issuance pursuant to this loan guarantee compensation arrangement, resulting in additional debt extinguishment expense of $5,556.

On March 19, 2009, pursuant to guaranties received relating to the Company’s renewal of its $1.2 million Crown Bank promissory note, the Company issued an aggregate 133,334 shares of its common stock as consideration to Mr. Davis and another guarantor, and will issue a further 22,222 shares per month for each month the related notes remain outstanding after August 31, 2009.  It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the $66,667 value of the initial 133,334 shares issued was capitalized as debt issuance cost and expensed as debt extinguishment expense on a straight-line basis through August 31, 2009.  In addition, the $12,000 loan origination fee was immediately expensed as debt extinguishment expense.  Additional accruals of stock to be issued if the promissory notes remain outstanding after August 31, 2009 will be expensed each month as debt extinguishment expense.  During the three months ended September 30, 2009, 22,222 shares were accrued for issuance pursuant to this loan guarantee compensation arrangement, resulting in additional debt extinguishment expense of $11,112.

On April 13, 2009, the Company issued an aggregate of 27,366 shares to its independent directors, David Koenig, Robert Rudelius and Scott Smith, as payment of $20,250 directors’ fees accrued through December 31, 2008, in lieu of cash.

On May 26, 2009, the Company issued 510,909 shares of common stock to Mr. Davis upon the conversion of a $281,000 convertible promissory note pursuant to the terms thereof (see Note 5).

On June 16, 2009, the Company issued 6,667 shares valued at $5,467 to a guarantor as consideration for providing a guarantee of a $100,000 bank loan (see Note 3).

On September 21, 2009, the Company issued 19,833 shares valued at $28,262 to Mr. Davis as consideration for providing a $243,000 loan (see Note 3).

On September 23, 2009, the Company issued 6,667 shares valued at $9,000 to a guarantor as consideration for providing a guarantee of a $100,025 bank loan (see Note 3).

On September 23, 2009, the Company issued 20,000 shares valued at $27,000 to an individual lender as consideration for providing a $300,000 loan (see Note 4).

On September 29, 2009, the Company issued 4,834 shares to Mr. Koenig as payment of $7,250 directors’ fees accrued through June 30, 2009, in lieu of cash.

(b)         Stock Options

On March 3, 2009, the Company granted non-qualified stock options to acquire an aggregate of 70,000 shares of its common stock to its non-employee directors, and incentive options to acquire 45,000 shares of its common stock to Richard Thon, our Chief Financial Officer (the “CFO”).  The options are fully vested and are exercisable for a period of seven years at an exercise price of $0.85 per share.  The 115,000 options were valued at $0.68 per share using the Black-Scholes pricing model and $78,200 was immediately expensed as general and administrative expense.

Also on March 3, 2009, the Company granted an incentive stock option to acquire an aggregate of 100,000 shares of its common stock to Richard Carlson, our Chief Executive Officer (the “CEO”).  Of the options, 90,000 shares vest immediately and 10,000 shares will vest on January 2, 2010.  At the same time, Mr. Carlson agreed to cancel existing, unvested stock options to acquire 5,000 shares of common stock at an exercise price of $7.50 per share.  The options that were cancelled and simultaneously reissued were treated as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options valued at $0.68 per share using the Black-Scholes pricing model over the $0.07 per share value of the cancelled options on the cancellation date, or $61,200, was expensed immediately as general and administrative expense.

On July 23, 2009, the Company granted a non-qualified stock option to acquire an aggregate of 6,500 shares of its common stock to a consultant pursuant to a consulting arrangement.  The options are fully vested and are exercisable for a period of five years at an exercise price of $1.21 per share.  The options were valued at $0.87 per share using the Black-Scholes pricing model and $5,655 was immediately expensed as general and administrative expense.

On July 23, 2009, the Company granted a non-qualified stock option to acquire an aggregate of 100,000 shares of its common stock to a consultant pursuant to a consulting arrangement.  The options expire seven years from the date of issuance and have an exercise price of $1.21 per share.  Options to purchase 50,000 shares vested immediately, and were valued at $0.97 per share using the Black-Scholes pricing model.  Options to purchase the remaining 50,000 shares vest on July 23, 2010 if the consultant remains a consultant to the Company at that time.  The cost of these options will ultimately be measured on the date that the consultant’s performance is complete, which is the vesting date.  For purposes of measuring the cost during interim periods, the options are measured at their then-current fair value at each interim reporting date.  The fair value of the unvested options as of September 30, 2009 as determined using the Black Scholes pricing model was $1.25 per share.  The value of the options to purchase all 100,000 shares is being recognized as general and administrative expense over the 12 month consulting period.  The Company expensed $18,500 and $18,500 in the three and nine months ended September 30, 2009, respectively.

On August 11, 2009, the Company issued 1,000 non-qualified stock options (immediately exercisable) to each of its three outside directors, Mr. Koenig, Mr. Smith and Mr. Rudelius, pursuant to its standard annual option award program, upon their re-election to the Company’s Board of Directors.  The options are fully vested and exercisable for a period of seven years at an exercise price of $1.25 per share.  The options were valued at $1.00 per share using the Black-Scholes pricing model and $3,000 was immediately expensed as general and administrative expense.

On September 29, 2009, the Company issued non-qualified stock options to each of its three outside directors, Mr. Koenig (50,000 options), Mr. Smith (30,000 options) and Mr. Rudelius (30,000 options).  On the same date, the Company issued incentive stock options to its executive officers, Mr. Carlson (150,000 options) and Mr. Thon (60,000 options).  The options expire seven years from the date of issuance, are exercisable at $1.50 per share and vest upon the latter of the date that the Company is cleared by the FDA to sell its ProUroScan system in the United States or the date that the Company closes on an aggregate of $2 million or more of incremental financing after the date of grant, including financing received upon the exercise of existing warrants.  The options were valued at $1.21 per share using the Black-Scholes pricing model and are being expensed over the estimated vesting period as general and administrative expense.  No expense was recognized in the three and nine months ended September 30, 2009.

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

The warrants issued described below are exempt from registration under Section 4(2) of the Securities Act as they were or will be issued in non-public offerings to a limited number of subscribers.  Each of the following warrants was valued using the Black-Scholes pricing model:

On January 13, 2009, the Company repaid the remaining $9,350 principal amount of a promissory note due to an individual lender, and issued an immediately exercisable five-year warrant to the lender to acquire 4,295 shares of the Company’s common stock at $1.50 per share pursuant to the terms of the note (see Note 4).

On January 22, 2009, the Company repaid the remaining $34,000 principal balance of an outstanding convertible promissory note due to an individual lender and issued to the lender a five-year, immediately exercisable warrant to acquire 28,656 shares of the Company’s common stock at $5.00 per share pursuant to the terms of the note (see Note 4).

On July 23, 2009, the Company issued a two-year warrant to purchase 30,000 shares of our common stock at an exercise price of $1.25 per share to it public relations firm as consideration for services provided to the Company during the three months ended September 30, 2009.  The warrant, valued at $26,400 using the Black-Scholes pricing model, was recorded as general and administrative expense.

Note 7.  Income Taxes.

The Company has adopted the policy of classifying interest in interest expense and penalties in general and administrative expense.  The Company had recorded no accrued interest or penalties as of the date of adoption.

The Company had no significant unrecognized tax benefits as of September 30, 2009 and December 31, 2008 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  Any interest or penalties are expensed as general and administrative expense as incurred.

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

The Company reviewed the beneficial conversion features of its issuances of convertible debt from January 1, 2006 through September 30, 2009 and determined that there are no differences in book and tax basis and no deferred tax liability as of September 30, 2009.  The Company reduced its net operating loss carryover and valuation allowance by approximately $881,000 for the non-deductibility of the beneficial conversion features during this period. When the valuation allowance related to deferred tax assets reverses, the Company will record an $881,000 tax benefit related to the beneficial conversion feature with a corresponding decrease to additional paid-in capital.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2006 - 2008
State of Minnesota 2006 - 2008

Note 8.  Related Parties.

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties.  During the nine months ended September 30, 2009, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

On January 15, 2009, the Company repaid an outstanding $37,500 loan along with accrued interest thereon to William Reiling, then a greater than five percent shareholder.

On March 19, 2009, pursuant to the guaranties received relating to the Company’s renewal of its $1,200,000 Crown Bank promissory note, the Company issued an aggregate 66,667 shares of its common stock as consideration to each of Mr. Davis and Mr. Reiling, and will issue a further 11,111 shares to each per month for each month the notes remain outstanding after August 31, 2009.

On March 19, 2009, a $37,500 convertible promissory note and a $150,000 convertible promissory note due to Mr. Davis were refinanced and combined with other loans and advances on behalf of the Company from Mr. Davis in a $281,000 convertible promissory note.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note and the note was converted into 510,909 shares of the Company’s common stock (see Note 5).

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock to Mr. Koenig, Mr. Rudelius and Mr. Smith as payment of $20,250 directors’ fees accrued through December 31, 2008, in lieu of cash.

On September 1, 2009, the Company borrowed $26,000 from Mr. Smith for working capital purposes.  On November 6, 2009, the entire amount due to Mr. Smith was applied toward his exercise of warrants tendered in the Replacement Warrant Offering.  Although no promissory note was issued, on November 6, 2009, the Company issued 925 shares of its common stock valued at $1,322 to Mr. Smith as consideration for making the loan and in lieu of cash interest.

Between May 1, 2009 and September 16, 2009, Mr. Davis made various payments for the benefit of the Company and provided the Company with certain cash advances totaling approximately $243,000.  On September 21, 2009, Mr. Davis and the Company executed the Davis Note.  Upon execution of the Davis Note, the Company agreed, as consideration for making the payments and advances represented by the Davis Note, to issue to Mr. Davis 19,833 shares of its common stock and to accrue for future issuance to Mr. Davis 2,700 shares of common stock for each month (or portion thereof) that the Davis Note is outstanding after March 21, 2010.  In addition, under the terms of the Davis Note, the Company will accrue for issuance to Mr. Davis in lieu of cash interest, 1,618 shares of its common stock for each month (or portion thereof) that the principal amount of the Davis Note is outstanding.  All of the shares accrued for issuance to Mr. Davis will be issued upon repayment of the Davis Note.  The Davis Note matures on March 28, 2011. The promissory note provides Mr. Davis with a subordinated security interest in the Company’s assets (see Note 4).

Note 9.  Contingencies

Litigation

On July 15, 2009, Rensselaer Polytechnic Institute (“RPI”) filed a lawsuit against the Company seeking payment of $202,716 plus interest, penalties, costs and disbursements, including attorneys’ fees. In the complaint, RPI alleges that the Company has breached obligations to pay RPI an aggregate of $202,716 under the terms of a license agreement dated July 13, 2001 between RPI and the Company and a sponsored research agreement dated as of December 9, 2005 between RPI and the Company.  The Company believes that the amounts being sought by RPI substantially exceed any amounts due to RPI under such agreements and intends to defend itself vigorously against such claims.

Note 10. Subsequent Events.

The Company had the following significant subsequent events through November 13, 2009, which is the date the financial statements were available to be issued for events requiring recording or disclosure in the financial statements for the three and nine months ended September 30, 2009.

On September 25, 2009, the Company commenced its Replacement Warrant Offering.  The warrants subject to the offer were: (a) 3,050,000 publicly traded warrants to purchase common stock that were issued on January 12, 2009; and (b) 3,058,381 unregistered warrants to purchase common stock which were also issued on January 12, 2009 (together, the “Warrants”).  Pursuant to the offer, the Company temporarily modified the terms of the Warrants so that each holder who tendered Warrants for early exercise on or before November 6, 2009 received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of ProUroCare common stock at an exercise price of $1.30 per share (the “Replacement Warrants”).  Warrants to purchase 1,244,829 shares of common stock were tendered resulting in gross proceeds to the Company of $1,618,278, including the cancellation of a $26,000 loan from Scott Smith and $11,250 of directors’ fees owed to Robert Rudelius in lieu of cash payments for the exercise of a portion the Warrants they exercised.

The $1,356,864 fair value of the Replacement Warrants was expensed with an offsetting entry to additional paid-in capital.  The $1,618,278 purchase price of the stock issued pursuant to the Warrant exercise, less the expenses of the offering (estimated to be approximately $172,000 when all expenses are received) will be recorded as capital stock and additional paid-in capital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

The ProUroScan system is an imaging system designed for use as an aid to the physician in visualizing and documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan system will be used following an abnormal DRE to generate a real-time image and map of the prostate.  The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results.

Our approach to imaging is based on the fact that most abnormalities in otherwise homogenous organ tissue is less elastic than normal tissue.  The ProUroScan’s unique technology uses measurements of relative tissue elasticity as detected by mechanical sensors and interpreted by mathematical algorithms to create images, rather than using ultrasound or other alternative technologies.  Using the system’s specially designed rectal probe, physicians can quickly and cost-effectively visualize the prostate gland and document specific areas of concern.  The real-time map can be saved as a permanent electronic record.

Our imaging technology is based on work originally performed in the late 1990’s by Artann Laboratories Inc. (“Artann”), a scientific technology company based in Trenton, New Jersey, that is focused on early-stage technology development. In 2002, we licensed the rights to this technology and since then have worked with Artann on its development. In September 2006, Artann was awarded a $3 million Small Business Innovation Research Phase II Competitive Renewal grant from the National Institute of Health and the National Cancer Institute to help advance the development and application for clearance of the ProUroScan system by the FDA.  In July 2008, the Company entered into new license and development and commercialization agreements with Artann relating to their existing technology and know-how and all future technology developed by Artann in our field of use. After we obtain FDA clearance, it is our intent to expand our working relationship with Artann to include their participation in the development and licensing of future mechanical imaging technology.

The ProUroScan system is not currently marketed or sold and is not cleared for marketing by the FDA. Our initial goal is to obtain a basic mapping and data maintenance claim from the FDA under a 510(k) application for the current generation system. Once FDA 510(k) clearance is obtained on our current generation ProUroScan system, we intend to have the systems manufactured by one or more FDA-regulated contract manufacturers and market the system in cooperation with a medical device company that has an established worldwide presence in the urology market.

We recently completed a multi-site clinical study of the ProUroScan imaging system designed to provide documentation to the FDA of the system’s effectiveness in visualizing and documenting abnormalities of the prostate detected by DRE.  We expect to complete and submit to the FDA a 510(k) application for clearance to market this technology in the U.S within the next few weeks.

We believe there is a market need to be able to visualize and create an electronic record or map that can show the position of abnormalities in the prostate gland. We believe the ProUroScan System will offer a solution that meets these needs and that will enable physicians to monitor and compare images of the prostate over time (assuming we apply for and obtain FDA approval or clearance for this indication).

We believe the ProUroScan System’s existing technology provides a platform on which to develop multiple future generation systems. In the future, following our initial FDA 510(k) clearance, we intend to work with Artann to develop and introduce enhanced versions and additional indications.  For example, we plan to study and develop an enhanced version of the system that may be able to monitor changes in prostate tissue over time, guide biopsy of the prostate gland and assess changes in prostate size following drug treatment for benign prostatic hypertrophy.  Future generation systems will require us to obtain regulatory approval or clearance for use of the ProUroScan system for additional related indications and file additional submissions with the FDA if we are to obtain expanded labeling claims.

During the remainder of 2009 and into early 2010, we expect to obtain FDA clearance on a basic mapping and data maintenance labeling claim and prepare to launch our product into the market, although there can be no assurance that we will be successful in meeting these milestones.  We are currently exploring potential marketing relationships with medical product companies that are interested in marketing products in the prostate cancer detection market.   We expect such a relationship would provide both financial support and access to down stream engineering, regulatory, clinical, manufacturing and marketing capabilities.

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

On June 16, 2009, we borrowed $100,000 pursuant to a promissory note issued in favor of Crown Bank.  The promissory note matures on March 28, 2010 and bears interest at the prime rate plus one percent, but never less than 6.00 percent, and is guaranteed by Ian Friendly.  The note, along with the existing $1.2 million promissory note, is collateralized by all Company assets.

Between May 1, 2009 and September 16, 2009, Mr. Davis, made various payments for the benefit of the Company and provided us with certain cash advances totaling approximately $243,000, including $100,000 loaned to us on July 29, 2009 and $40,000 loaned to the Company on September 16, 2009.  The purpose of these payments and advances was to help fund specific Company activities related to product development, clinical studies and FDA related activities.  On September 21, 2009, Mr. Davis and the Company executed a promissory note in the principal amount of $243,000 (the “Davis Note”) to formalize our obligation to Mr. Davis for these amounts.  The Davis Note matures on March 28, 2011.  Upon execution of the Davis Note, we agreed, as consideration for making the payments and advances represented by the Davis Note, to issue to Mr. Davis 19,833 shares of its common stock and to accrue for future issuance to Mr. Davis 2,700 shares of common stock for each month (or portion thereof) that the Davis Note is outstanding after March 21, 2010.  In addition, under the terms of the Davis Note, we will accrue for issuance to Mr. Davis in lieu of cash interest, 1,618 shares of our common stock for each month (or portion thereof) that the principal amount of the Davis Note is outstanding.  All of the shares accrued for issuance to Mr. Davis will be issued upon repayment of the Davis Note.

On September 23, 2009, we borrowed $300,000 from Jack Petersen pursuant to a secured promissory note.  The promissory note matures on March 28, 2011. Under the terms of the promissory note, we will accrue for issuance to Mr. Petersen 1,998 shares of our common stock for each month or portion thereof that the principal amount of the loan remains outstanding, in lieu of cash interest.  As consideration for making the loan, we issued to Mr. Petersen 20,000 shares of stock and will accrue for issuance 3,333 shares of our common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning March 23, 2010.  All accrued shares will be issued upon repayment of the loan.  The promissory note provides Mr. Petersen with a subordinated security interest in our assets.

On September 23, 2009, we borrowed $100,025 from Central Bank pursuant to a promissory note.  The promissory note matures on January 17, 2011, and bears interest at the prime rate plus one percent, with a minimum rate of 6.0 percent.  The promissory note was guaranteed by Bruce Johnson.  As consideration for providing the guaranty, we issued to Mr. Johnson 6,667 shares of stock and will accrue for issuance 1,111 shares of our common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning March 23, 2010.  All accrued shares will be issued upon repayment of the loan.  In addition, we executed a security agreement with Mr. Johnson, providing him with a subordinated security interest in our assets.

On September 25, 2009, the Company commenced a tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants.  The warrants subject to the tender offer were: (a) 3,050,000 publicly traded warrants to purchase common stock that were issued on January 12, 2009; and (b) 3,058,381 unregistered warrants to purchase common stock which were also issued on January 12, 2009 (together, the “Warrants”).  Pursuant to the offer, the Company temporarily modified the terms of the Warrants so that each holder who tendered Warrants for early exercise on or before November 6, 2009 received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of ProUroCare common stock at an exercise price of $1.30 per share (the “Replacement Warrants”).  Warrants to purchase 1,244,829 shares of common stock were tendered resulting in gross proceeds to the Company of $1,618,278, including the cancellation of a $26,000 loan from Scott Smith and $11,250 of directors’ fees owed to Robert Rudelius in lieu of cash payments for the exercise of a portion the Warrants they exercised.

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

Three months ended September 30, 2009 compared to the three months ended September 30, 2008:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended September 30, 2009 were $491,630, an increase of $197,643, or 67 percent, compared to $293,987 last year.  Approximately $86,000 of consulting expenses related to conducting our clinical trials was incurred during the three months ended September 30, 2009.  Contracted engineering and development costs increased 137% to approximately $71,000 in 2009 from $30,000 in 2008, or, as we initiated manufacturing engineering efforts to bring the ProUroScan system into production.  Increased public and investor relations efforts resulted in an increase of expense to approximately $61,000 in 2009 from $6,900 in 2008, including approximately $26,000 of expense related to the issuance of warrants to consultants.

Net Interest Expense.  Net interest expense for the three months ended September 30, 2009 was $50,687, a decrease of 89 percent, compared to $473,658 last year.  Included in the 2008 expense was approximately $360,000 of original issue discount and debt issuance cost amortization primarily related to our 2006, 2007 and 2008 private debt placements.  Upon the closing of the 2009 Public Offering and the subsequent automatic conversion of approximately $3.3 million of debt and accrued interest into equity, the related original issue discount and debt issuance cost was expensed.  Consequently, the related amortization expense has been eliminated going forward.  Also included in the 2008 expense was approximately $66,000 of interest on the 2007 and 2008 private debt placements.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants as consideration to loan guarantors in certain refinancing transactions. Our debt extinguishment expense for the three months ended September 30, 2009 was $41,717, an increase of 44 percent, compared to $29,045 last year.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the nine months ended September 30, 2009 were $1,412,138, an increase of $355,462, or 34 percent, compared to $1,056,676 last year.  Compensation and benefits costs in the nine months ended September 30, 2009 increased approximately $42,000, or 17 percent, compared to last year as a result of a $40,000 bonus awarded in recognition of the efforts of the Company’s officers in the completion of the 2009 Public Offering.  Stock-based compensation increased approximately $144,000, or 300 percent, compared to last year, as a result of the granting of options to purchase an aggregate of 644,500 shares of our common stock to directors, officers and consultants.  Expenses incurred during the first nine months of 2009 that were not incurred during 2008 included product development expenses of $190,000 incurred under the Artann development agreement, approximately $150,000 of consulting costs related to the management of the ProUroScan clinical trials, new investor and public relations programs that cost approximately $90,000, contracted engineering costs of approximately $31,000 related to manufacturing engineering to bring the ProUroScan system into production, the recording of a $25,000 lawsuit contingency reserve and trade show attendance costs of approximately $23,000.  Offsetting these increases were one-time costs incurred in 2008 including acquisition of patents for $300,000, which was expensed at the time of the purchase, approximately $85,000 of legal fees related to negotiating development and licensing agreements and a $38,000 stock grant to directors.

Net Interest Expense.  Net interest expense for the nine months ended September 30, 2009 was $1,139,138, a decrease of $188,633, or 14 percent, compared to $1,327,771 last year.  The largest portion of our interest expenses in both years was related to the expensing of original issue discount and debt issuance costs related to our 2006, 2007 and 2008 private debt placements and the 2008 unit put arrangement.  In 2009, we wrote-off approximately $980,000 of unamortized original issue discount and debt issuance costs upon the closing of the 2009 Public Offering and the subsequent automatic conversion of approximately $3.3 million of debt and accrued interest into equity.  Included in the 2008 expense was approximately $1,011,000 of original issue discount and debt issuance cost amortization.  Also included in the 2008 expense was approximately $181,000 of interest on the 2007 and 2008 private debt placements, compared to approximately $5,000 in 2009.  Other interest expense increased to $145,000 in 2009 from approximately $136,000 in 2008, or about 7 percent, as a result of finance charges accrued on certain vendor payables.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the provisions of short-term loans from certain lenders in certain refinancing transactions. Our debt extinguishment expense for the nine months ended September 30,

2009 was $365,984, an increase of $291,108, or 387 percent, compared to $74,876 last year.   The increase is due to the expensing of approximately $123,000 of original issue discount related to a beneficial conversion feature of a $281,000 promissory note issued to Mr. Davis upon its conversion, the write-off of $113,000 of unamortized original issue discount upon the refinancing of a $150,000 note with Mr. Davis, the issuance of 66,667 shares of stock valued at $33,333 to the Phillips W. Smith Family Trust (the “Smith Trust”) upon the extension of the $600,000 Smith Trust loan and a $13,000 fee associated with refinancing of $1.3 million loans with Crown Bank during the nine months ended September 30, 2009.  Additionally, during the nine months ended September 30, 2009, approximately $81,000 of the cost of stock issued to guarantors of the bank loans was amortized.

Current Operations — Employees and Expenses

We currently employ two employees. We conduct our research and development, market research, regulatory and other business operations through the use of consultants and medical device development contractors, primarily Artann. We believe that using consultants and contractors to perform these functions is more cost effective than hiring full-time employees and affords us flexibility in directing our resources during our development stage. During the remainder of 2009 and in early 2010, we expect to complete the clinical and regulatory process leading to FDA 510(k) market clearance and establish a contract manufacturing capability in anticipation of regulatory clearance to enter the market.

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

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2.3 million during the nine months ended September 30, 2009 compared to approximately $970,000 last year.  The increase in cash used was primarily the result of payments to Artann of $600,000 and $250,000 for accrued licensing fees and accrued development costs pursuant to our licensing and development agreements, respectively. We also paid $174,500 to Artann for development work performed under the development agreement.  In addition to normal operating expenses, other uses of cash included payments for accounts payable and other accrued expenses, including a portion of the accrued compensation, following the completion of the 2009 Public Offering.

Net cash provided by financing activities was approximately $2.5 million during the nine months ended September 30, 2009 compared to approximately $612,000 last year.  Proceeds from the 2009 Public Offering less underwriter’s commissions and other payments for expenses of the offering were approximately $2.3 million during the nine months ended September 30, 2009.  In June and September, 2009, we borrowed a total of $200,025 pursuant to two bank loans, and $543,000 pursuant to two loans from investors.  Offsetting this was our pay-down of $400,000 bank debt in March 2009.  During the nine months ended September 30, 2008, we received net proceeds from our private convertible debt placements, including warrants, with individual investors of approximately $914,000 and approximately $263,000 from other private loans.  These loan receipts were offset by repayments of notes payable and loans from directors totaling approximately $410,000 and payments made for debt issuance and deferred offering costs totaling approximately $190,000.

During the remainder of 2009, we expect to submit an FDA 510(k) application for market clearance and make certain preparations for commercialization.  Our ability to pursue additional activities, such as establishing a contract manufacturing capability, developing a more portable imaging system and other product enhancements and expanding the number of our clinical study sites, is dependent upon the success and timing of our financing efforts outlined above.

We expect that our cash needs for our normal operating expenses (excluding the milestone payments due to Artann explained below) will be approximately $1,150,000 during the fourth quarter of 2009 and through the first half of 2010.  To the extent we are successful in obtaining sufficient financing, we will advance other projects and activities needed for the long-term success of the business.  These projects include contracting for certain product engineering and development work to reduce the size and cost of the ProUroScan system and make certain enhancements that we estimate will cost approximately $325,000; establishing a contract manufacturing capability, including production tooling and molds, estimated to cost approximately $350,000; and placing systems and performing additional patient studies at certain key institutions, at a cost of approximately $170,000.  During this same period, and depending on our level of success in obtaining sufficient financing to do so, we expect to make payments of approximately $360,000 towards certain outstanding liabilities.

Pursuant to the terms of the Artann development agreement, we are required to make cash and equity payments upon the achievement of several project milestones along with a monthly retainer fee.  Upon the submission of our 510(k) application to the FDA, we are required to make a cash payment to Artann of $250,000 and an equity payment of our common shares valued at $1,000,000. Upon receipt of FDA 510(k) clearance, we are required to make a further cash payment of $750,000 and a second $1,000,000 equity payment.  We are currently working with Artann to potentially restructure these payment terms.

As of September 30, 2009, we had approximately $270,000 of cash on hand and current liabilities of $3.4 million, including $1.8 million of secured debt that matures on March 28, 2010.  On November 6, 2009, 1,244,829 warrants were tendered in our Warrant Replacement Offer, from which we realized net cash proceeds of approximately $1.4 million.  We will need additional financing to fund operations and to initiate production of the ProUroScan system throughout 2010 and beyond.  We are actively pursuing several potential near-term sources of funding to provide the working capital needed to repay our existing debt and to fund a commercial launch into the urology market.  These potential sources include cash advances from shareholders, additional loans or guaranteed bank debt, working with lenders to extend the maturity dates of our existing secured debt and one or more rounds of private placements of debt or equity securities.

We are also working to establish a distribution relationship with a medical products company during the next six to nine months.  We expect such a distribution partner could provide financial support in the form of licensing fees, loans, equity investment or some combination.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream engineering, manufacturing, clinical and marketing support.  If we fail to secure a distribution partner on terms acceptable to us, or at all, we could be required to undertake distribution activity at our expense, which could significantly increase our capital requirements and may delay the commercialization of our products.

Finally, we may redeem unexercised warrants once the last sale price of our common stock equals or exceeds $1.82 per share for a period of ten consecutive trading days.  If this event were to occur, it will allow all holders of warrants a period of 30 days to exercise their warrants at $1.30 per share.  There can be no assurance that we will be able to redeem the warrants, or of how much would be realized if such a redemption were to occur.

If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock, the issuance and exercise of warrants or the issuance and conversion of convertible debt, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock. There can be no assurance that we will be successful in obtaining such additional financing, if needed. Additional financing may not be available to us, may not be available on favorable terms and will likely be dilutive to existing shareholders.

If adequate funds are not available through our financing initiatives on a timely basis or on acceptable terms, we may be unable to commercialize our products during the expected time frame.  We do not know what impact the unprecedented volatility in worldwide credit and equity markets in late 2008 and early 2009 may have on our ability to obtain future financing. During that period, we saw unprecedented turmoil in equity and credit markets that resulted in record-setting losses in the stock markets, dramatic decreases of liquidity in the credit markets, bank failures, hedge fund closures and massive market intervention by the United States and foreign governments. Because of the unprecedented nature of these market events, and because the markets remain unsettled today, we cannot predict what effect these events will have on our ability to obtain financing in the future.  If for any reason the regulatory clearance process is significantly delayed, it would delay market entry for our products. Ultimately, if no additional financing is obtained beyond what has been secured to date, we likely would be forced to cease operations. There can be no assurance we will be successful in raising such funds.

Assets; Property Acquisitions and Dispositions

Our primary assets are patents and patent applications, which are the foundation for our proposed product offerings. These assets secure $1,300,000 of senior bank notes and $1,243,000 of subordinated notes and, as a result, are not available to secure other senior debt financing.

Assuming we are successful in obtaining the financing required to establish a contract manufacturing capability, we anticipate purchasing approximately $60,000 of tooling molds and other capital for production, computer equipment, software and general office furniture and equipment through the first half of 2010. We do not anticipate selling any significant assets in the near term.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of September 30, 2009, we had an accumulated deficit of approximately $23.9 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

A description of the Company’s critical accounting policies that represent the more significant judgments and estimates used in the preparation of the Company’s financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There were not any material changes to our critical accounting policies during the nine months ended September 30, 2009.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As previously reported in the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2009,on July 28, 2009, (the “Company”) was notified that the Rensselaer Polytechnic Institute (“RPI”) filed a complaint against the Company on July 15, 2009 in the Supreme Court of the State of New York, County of Rensselaer.  In the complaint, RPI alleges that the Company has breached obligations to pay RPI an aggregate of $202,716 under the terms of a license agreement dated July 13, 2001 between RPI and the Company and a sponsored research agreement dated as of December 9, 2005 between RPI and the Company.  RPI is seeking damages in the amount of $202,716, plus interest, penalties, costs and disbursements, including attorneys’ fees.  The Company believes that the amounts being sought by RPI substantially exceed any amounts due to RPI under such agreements and intends to defend itself vigorously against such claims.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth under Item 1A of our Annual Report on Form 10-K for the year ended

December 31, 2008, as well as the material changes to those risk factors set forth in Part II, Item 1A to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, and the material changes set forth below before purchasing our common stock.  These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment.  We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

Risk factors disclosed in our Annual Report on Form 10-K relating to our need for additional financing and potential dilution to existing shareholders have been revised to read as follows:

We will need additional financing, and any such financing will likely be dilutive to our existing shareholders.

As of September 30, 2009, we had approximately $270,000 of cash on hand and current liabilities of $3.4 million, including $1.8 million of secured debt that matures on March 28, 2010.  On November 6, 2009, 1,244,829 warrants were tendered in our Warrant Replacement Offer, from which we realized net cash proceeds of approximately $1.4 million.  We will need additional financing to fund operations and to ramp-up production of the ProUroScan system to meet commercial demands throughout 2010 and beyond.  We will also need funding to pay, for example, up to $1,000,000 of future payments to Artann related to FDA 510(k) clearance milestones.  If we fail to secure a distribution partner on terms acceptable to us, or at all, we could be required to undertake distribution activity at our expense, which could significantly increase our capital requirements and may delay the commercialization of our products.

We are actively pursuing several potential near-term sources of funding to provide the working capital needed to repay our existing debt and to fund a commercial launch into the urology market.  These potential sources include cash advances from shareholders, additional loans or guaranteed bank debt, working with lenders to extend the maturity dates of existing debt and one or more rounds of private placements of debt or equity securities.

If additional funds are raised by the issuance of convertible debt or equity securities, such as the issuance of stock or the issuance and exercise of warrants or the issuance and conversion of convertible debt, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock. There can be no assurance that we will be successful in obtaining such additional financing, if needed. Additional financing may not be available to us, may not be available on favorable terms and will likely be dilutive to existing shareholders.

Our assets are pledged to secure $1,300,000 of senior bank notes, $1,143,000 of notes issued to investors and $100,000 of other bank debt and, as a result, are not available to secure other senior debt financing. Upon the occurrence of an event of default, the bank’s security interests in our assets will be assigned to guarantors of the bank notes and the holders of such $1,143,000 of promissory notes.

Our $1,300,000 senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all of our assets and certain licenses, as well as to provide personal guarantees of certain shareholders. In addition, we have issued a total of $1,243,000 of promissory notes to three individual investors and a bank that have subordinated interests in all of our assets and certain licenses.  Due to such security interests, we will not be in a position in the future to pledge our assets to secure any debt or lending facility in the event we desire or need to borrow such funds on a secured lending basis. It is doubtful that we would be able to obtain significant additional debt financing on an unsecured basis.

Moreover, under the terms and conditions of the Crown Bank facility and our agreement with the facility’s guarantors, in the event of any default by us with our senior lender that causes the personal guarantees to be called and honored, all of the bank’s security interests in our assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. In addition, the holders and guarantor of the $1,243,000 of promissory notes have a security interest in our assets in the event of a default under the note. Thus, our common shareholders, and any existing and future investors in our common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On September 29, 2009, we issued 4,834 shares of our common stock to David Koenig as payment for $7,250 of director’s fees, in lieu of cash.

Warrants

On July 23, 2009, the Company issued a two-year warrant to purchase 30,000 shares of our common stock at an exercise price of $1.25 per share to Kohnstamm Communications as consideration for services provided to the Company during the three months ended September 30, 2009.  The warrant, valued at $26,400 using the Black-Scholes pricing model, was recorded as general and administrative expense.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held our Annual Meeting of Shareholders on August 11, 2009, at which the shareholders took the following actions:

Matter 1: Election of Directors

The director nominees described in the Company’s Proxy Statement were elected as follows:

	For	Withhold
Richard C. Carlson	5,159,372	12,062
David F. Koenig	5,016,365	155,069
Robert Rudelius	5,039,705	131,729
Scott E. Smith	5,034,705	136,729

Each director has consented to hold office until the next annual meeting of shareholders or until his successor is elected and shall have qualified.

Matter 2:  Approve and adopt the 2009 Stock Plan

The adoption of our 2009 Stock Plan was approved as follows:

For	Against	Abstain
4,334,101	161,958	223,4260

Matter 3: Approve and adopt Amended and Restated Articles of Incorporation:

The adoption of our Amended and Restated Articles of Incorporation was approved as follows:

For	Against	Abstain
5,104,911	61,023	5,500

Matter 4: Appointment of Independent Registered Accounting Firm

The appointment of Baker Tilly Virchow Krause, LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year was ratified as follows:

For	Against	Abstain
5,161,435	10,000	0

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

3.1	ProUroCare Medical Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 7, 2009).

10.1	ProUroCare Medical Inc. 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 17, 2009).

10.2	Promissory Note dated September 21, 2009 issued in favor of James L. Davis (incorporated by reference to Exhibit 10.44 to Registration Statement filed on Form S-4 October 16, 2009).

10.3	Promissory Note dated September 23, 2009 issued in favor of Jack Petersen (incorporated by reference to Exhibit 10.45 to Registration Statement on Form S-4 filed October 16, 2009).

10.4	Promissory Note dated September 23, 2009 issued in favor of Central Bank (incorporated by reference to Exhibit 10.46 to Registration Statement on Form S-4 filed October 16, 2009).

10.5	Security Agreement with Bruce Johnson dated September 23, 2009 (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-4 filed October 16, 2009).

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: November 13, 2009	By:	/s/ Richard C. Carlson
	Name:	Richard C. Carlson
	Title:	Chief Executive Officer

Date: November 13, 2009	By:	/s/ Richard Thon
	Name:	Richard Thon
	Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	ProUroCare Medical Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 7, 2009).

10.1	ProUroCare Medical Inc. 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 17, 2009).

10.2	Promissory Note dated September 21, 2009 issued in favor of James L. Davis (incorporated by reference to Exhibit 10.44 to Registration Statement filed on Form S-4 October 16, 2009).

10.3	Promissory Note dated September 23, 2009 issued in favor of Jack Petersen (incorporated by reference to Exhibit 10.45 to Registration Statement on Form S-4 filed October 16, 2009).

10.4	Promissory Note dated September 23, 2009 issued in favor of Central Bank (incorporated by reference to Exhibit 10.46 to Registration Statement on Form S-4 filed October 16, 2009).

10.5	Security Agreement with Bruce Johnson dated September 23, 2009 (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-4 filed October 16, 2009).

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.