Form 10-K
period 2009-12-31
ProUroCare Medical Inc.
filed 2010-03-31
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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
☐ Yes     ☒ No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                 ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.                      $6,136,378 as of June 30, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.
11,370,321 common shares and 1,525,156 Units at March 26, 2010

INTRODUCTORY CAUTIONARY STATEMENT

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on management’s current beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of ProUroCare Medical Inc. and its subsidiary (the "Company,” “we,” “us,” or “our”) set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Annual Report. Forward-looking statements also include statements where the words "may,”" "will,” "should,” "could,” "expect,” "anticipate,” "intend,” "plan,” "believe,” "estimate,” "predict,” "potential,” or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future actual results and shareholder values may likely differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document. See Part I, Item 1A, “Risk Factors Associated with our Business, Operations, and Securities.”

TABLE OF CONTENTS

		Page
PART I

ITEM 1:	BUSINESS	1

ITEM 1A:	RISK FACTORS	14

ITEM 1B:	UNRESOLVED STAFF COMMENTS	25

ITEM 2:	PROPERTIES	25

ITEM 3:	LEGAL PROCEEDINGS	26

PART II

ITEM 4:	RESERVED	26

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
	AND ISSUER PURCHASES OF EQUITY SECURITIES	26

ITEM 6:	SELECTED FINANCIAL DATA	27

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	27

ITEM 7A:	QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURES	34

ITEM 9A(T):	CONTROLS AND PROCEDURES	34

ITEM 9B:	OTHER INFORMATION	35

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	35

ITEM 11:	EXECUTIVE COMPENSATION	37

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	40

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	42

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	43

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	44

SIGNATURES		48

PART I

ITEM 1:  BUSINESS

Overview

We have developed and intend to market an innovative prostate imaging system known as the ProUroScan™ System.  The ProUroScan System incorporates our new proprietary elasticity imaging technology to create a “map” and an electronic record of the prostate.

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

Our approach to imaging is based on the fact that most abnormalities in otherwise homogenous organ tissue are less elastic than normal tissue.  The ProUroScan’s unique technology uses measurements of relative tissue elasticity as detected by mechanical sensors and interpreted by mathematical algorithms to create images, rather than using ultrasound or other alternative technologies.  Using the system’s specially designed rectal probe, physicians can quickly and cost-effectively visualize the prostate gland and document specific areas of concern.  The real-time map can be saved as a permanent electronic record.

Our imaging technology is based on work originally performed by Artann Laboratories Inc. (“Artann”), a scientific technology company based in Trenton, New Jersey, that is focused on early-stage technology development. In 2002, we licensed the rights to this technology and since then have worked with Artann on its development. In September 2006, Artann was awarded a $3 million Small Business Innovation Research Phase II Competitive Renewal grant from the National Institute of Health and the National Cancer Institute to help advance the development and application for clearance of the ProUroScan System by the U.S. Food and Drug Administration (“FDA”).  In July 2008, the Company entered into new license and development and commercialization agreements with Artann relating to their existing technology and know-how and all future technology developed by Artann in our field of use. After we obtain FDA clearance, it is our intent to expand our working relationship with Artann to include their participation in the development and licensing of additional technologies.

The ProUroScan System is not currently marketed or sold and has not yet been cleared for marketing by the FDA. On November 18, 2009, a 510(k) application for market clearance was filed with the FDA that incorporated a basic mapping and data maintenance claim. On March 29, 2010, Artann received a letter from the FDA regarding its pending 510(k) for the ProUroScan System. The letter notified Artann that the FDA could not determine whether the device is substantially equivalent to the listed predicates in the 510(k) application. The FDA specifically noted the lack of a comparable predicate device for use as an aid in documenting abnormalities of the prostate detected by DRE.  Artann intends to discuss this letter and its findings with the FDA as soon as it can and also plans to discuss why Artann believes there is a suitable predicate.  If the ProUroScan System is not found to be substantially equivalent because a suitable predicate cannot be identified, the FDA may indicate that the product may be appropriate for Evaluation of Automatic Class III Designation because it is deemed to be a low risk device.  This provision which is also known as a “de novo” or a “risk based” classification is intended to allow low risk devices to be marketed under a 510(k) when there is no adequate predicate.  Information supporting the de novo application as a low risk device would then be combined with the previously submitted 510(k) and submitted to FDA for review.

Once FDA clearance is obtained on our current generation ProUroScan System, we intend to have the systems manufactured by one or more FDA-regulated contract manufacturers and market the system in cooperation with a to be determined  medical device company that has an established worldwide presence in the urology market.

Once FDA clearance is obtained on our current generation ProUroScan System, we intend to have the systems manufactured by one or more FDA-regulated contract manufacturers and market the system in cooperation with a to be determined  medical device company that has an established worldwide presence in the urology market.

We have identified a market need to be able to visualize and create an electronic record or map that can show the position of abnormalities in the prostate gland. We believe the ProUroScan System will offer a solution that meets these needs and that will enable physicians to monitor and compare images of the prostate over time (assuming we apply for and obtain FDA approval or clearance for this indication).

We believe the ProUroScan System’s existing technology provides a platform on which to develop multiple future generation systems. In the future, following our initial FDA 510(k) clearance, we intend to work with Artann to develop and introduce enhanced versions and additional indications for this technology.  For example, we plan to study and develop an enhanced version of the system that may be able to monitor changes in prostate tissue over time, guide prostate biopsies and assess changes in prostate size following drug treatment for benign prostate hyperplasia (“BPH”).  Future generation systems will require us to obtain regulatory approval or clearance for use of the ProUroScan System for additional related indications and file additional submissions with the FDA if we are to obtain expanded labeling claims.

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

Our executive offices are located at 6440 Flying Cloud Drive, Suite 101, Eden Prairie, Minnesota 55344. Our telephone number is (952) 476-9093, and our Internet site is www.prourocare.com.

Market Focus—Prostate Disease

Prostate cancer is the most common form of cancer and the second leading cause of cancer death in men. According to the National Cancer Institute, more than 192,000 men were expected to be diagnosed with prostate cancer and over 28,000 were expected to die from the disease in 2009. Currently, there are approximately 42 million men in the U.S. over the age of 50. For men in this age category, the standard of care to screen for the presence of prostate cancer is to have a physical exam each year in which two tests are routinely performed: the DRE and the Prostate Specific Antigen (“PSA”) blood test. Although used for many years, the specificity of these tests has been widely questioned. Data from community based studies suggest that the positive predictive value of a DRE for prostate cancer is 15% to 30% and varies relatively little with age. For elevated PSA levels between 4 and 10ng/mL, the positive predictive value is approximately 20%. For studies in which biopsies were done when the results of either test were abnormal, 18% to 26% of screened patients had suspicious results, cancer was actually detected in approximately 4% of screened patients and the positive predictive value of the tests combined was 15% to 21%. In another study involving 6,630 volunteers, the combination of DRE and PSA detected 26% more cancers than PSA alone. Although PSA and DRE provide some positive predictive value, neither of these tests creates a physical or visual record of the abnormality or its position in the prostate.

We believe there is a market need to be able to visualize and create an electronic record (map) that can show the relative size and position of abnormalities in the prostate gland. We believe that the ProUroScan System offers a solution that meets these needs and one that will enable physicians to monitor and compare images of the prostate over time (assuming we apply for and obtain FDA approval or clearance for this indication). With additional development and further FDA approvals, we believe the ProUroScan System may eventually be used to guide prostate biopsy and assess the effect of medical treatments of BPH.

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

A patient with a positive DRE or an elevated PSA is typically referred to a urologist for further diagnosis. The urologist will usually perform a prostate biopsy to obtain tissue samples for microscopic analysis. The prostate is biopsied by a needle that is guided by ultrasound into the prostate through the rectal wall. Since the existence and exact location of possible cancerous tissue is not known, the urologist will usually take 10 to 14 samples in a scattered pattern throughout the prostate in an attempt to find the suspect tissue. The tissue samples are then sent to a laboratory for analysis and interpretation, and the results are reported several days later. If the results are negative or indeterminate, the urologist may suggest a second biopsy procedure, or that the patient increase the frequency of future screening examinations. According to Oregon Health and Science University, approximately one million patients are biopsied each year in the United States, but only approximately 25% of biopsy procedures performed detect the presence of cancer.

The treatment path for patients who test positive for prostate cancer depends on many variables, including age, location and pathology of the cancerous tissue and general health of the patient. Generally, a younger, otherwise healthy patient will elect to have the prostate removed to eliminate the possibility that it might spread beyond the prostate. Older, less healthy patients may elect not to undergo surgery, and instead monitor the disease closely by semi-annual PSA and DRE exams, and annual biopsies. This monitoring regimen is commonly referred to as “active surveillance.” Some patients may elect radiation or drug treatments, in addition to necessary ongoing active surveillance. The National Cancer Institute estimates that there are approximately two million men alive who have a history of cancer of the prostate. On this basis, we estimate that the number of men over the last decade that have elected against prostate removal and thus are undergoing ongoing active surveillance exceeds one million.

The ProUroScan Prostate Imaging System

The ProUroScan System is an imaging system designed for use as an aid to the physician in visualizing and documenting abnormalities in the prostate.  As an adjunctive tool to DRE, it will be used after a physician identifies abnormalities during a DRE examination. The first generation system will provide a map or record of the pressures that are generated from palpation of the posterior surface of the prostate using a sensor probe. The system’s operation is based on measurement of the stress pattern created when the probe is pressed against the prostate through the rectal wall. Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional reconstruction of prostate anatomy and visualization of prostate mechanical properties. The data acquired allow the calculation of prostate features such as size and shape. The prostate image is displayed on a screen that allows physicians to visualize tissue abnormalities in the prostate gland. In addition to the real time visual image, the results are stored electronically as a digital record.

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

To perform a scan, the clinician inserts the tip of the probe into the patient’s rectum and palpates the prostate. As the prostate is palpated, a color image of the prostate is produced and displayed on the computer monitor, along with indicators of the amount of pressure being applied to help guide the clinician. Differences in tissue density or elasticity will be depicted in real time on a color monitor.

ProUroScan System Status

The first generation ProUroScan System has been tested in laboratory experiments on prostate models and in a pre-clinical study. In addition, the system was used for over two years and on approximately 168 patients at the Robert Wood Johnson Medical Center in New Brunswick, New Jersey.  In March 2008, an article authored by Artann scientists and published in the peer- reviewed journal Urology reported that in 84% of the cases in this pre-clinical study, the ProUroScan System was able to construct a real-time color image and map of the prostate.

Under the terms of its contract with us, Artann is responsible for submitting and obtaining the initial 510(k) clearance for the ProUroScan System for the basic mapping and data maintenance claim. In April 2008, representatives from Artann met with the FDA to solicit feedback from the agency regarding the proposed clinical testing that the FDA will require to support a 510(k). Based on these discussions between Artann and representatives from the FDA, we believe that the ProUroScan System with a basic mapping and data maintenance claim will be regulated by the FDA as a Class II device. Class II devices typically are cleared for marketing by the FDA through a 510(k) application.  Once cleared and upon ProUroCare’s first commercial sale of a ProUroScan System, Artann will transfer the 510(k) to ProUroCare.

On September 25, 2009, we completed a multi-site clinical study of the ProUroScan imaging system designed to provide documentation to the FDA of the system’s effectiveness in visualizing and documenting abnormalities of the prostate detected by DRE.  The trial included a final patient count of 56 patients assessed at the following medical centers:

•	Veterans Affairs Medical Center, Minneapolis, MN;
•	Robert Wood Johnson Medical School Division of Urology, New Brunswick, NJ;
•	Mayo Clinic, Rochester, MN;
•	AccuMed Research Associates, Garden City, NY; and
•	Urological Associates of Lancaster, Lancaster, PA.

In November 2009, Artann submitted to the FDA a 510(k) application for clearance to market this technology in the U.S. On March 29, 2010, Artann received a letter from the FDA regarding the pending 510(k) for the ProUroScan System. The letter notified Artann that the FDA could not determine whether the device is substantially equivalent to the listed predicates in the 510(k) application. The FDA specifically noted the lack of a comparable predicate device for use as an aid in documenting abnormalities of the prostate detected by DRE.  Artann intends to discuss this letter and its findings with the FDA as soon as it can and also plans to discuss why Artann believes there is a suitable predicate.  If the ProUroScan System is not found to be substantially equivalent because a suitable predicate cannot be identified, the FDA may indicate that the product may be appropriate for Evaluation of Automatic Class III Designation because it is deemed to be a low risk device.  This provision which is also known as a “de novo” or a “risk based” classification is intended to allow low risk devices to be marketed under a 510(k) when there is no adequate predicate.  Information supporting the de novo application as a low risk device would then be combined with the previously submitted 510(k) and submitted to FDA for review.  If the FDA does not deem the device to be low risk, a Premarket Approval (“PMA”) could be required.  Such an application may take more time to prepare and review and be more comprehensive than the 510(k) or de novo clearance process.

Planned Development of the ProUroScan System

We believe that the ProUroScan System’s existing technology provides a platform on which to develop multiple future generation systems. Once 510(k) clearance is obtained for a basic mapping and data maintenance claim, the 510(k) will be transferred to us from Artann.  In the future, we intend to work with Artann to develop more enhanced labeling claims and product features. Future generation systems will require us to obtain regulatory approval or clearance for use of the ProUroScan System for additional prostate related indications and file additional submissions with the FDA to obtain expanded labeling claims. Such regulatory clearances or approvals may require us to perform additional clinical studies. Future generations of the ProUroScan System may also require us to secure rights to additional intellectual property.

Active Surveillance

We believe that one of the more valuable future applications for the ProUroScan System, assuming we obtain any necessary FDA clearance or approval, will be to allow physicians to monitor changes in the prostate over time. The ProUroScan System is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of abnormalities within the prostate. The ProUroScan System creates a digital record of the exam that can be stored and used for comparison to subsequent exams. We believe its ability to digitally store not only the scan results but all of the individual pressure readings taken during the course of the procedure should facilitate a quantitative analysis of the progression of the disease over time. By comparing the data taken in a baseline examination to subsequent examinations during the course of active surveillance, we believe the urologist will gain valuable information about changes in the patient’s condition that can influence their decision to pursue additional treatment or continue surveillance. We believe that this expanded use of the ProUroScan System will provide consistent mapping over time as compared to variations resulting from differences in technique and experience of clinicians performing DREs. We believe this will enable physicians to compare and contrast the patient’s results from exam to exam, and to get second opinions on the patient’s status in regards to the diagnosis without an additional office visit. We believe that comparisons of multiple scans over time will also enable physicians to make longitudinal assessments of the patient’s disease.

Three-Dimensional Imaging

We believe that another future enhancement of the current generation system may be the capability to identify the specific three-dimensional location of lesions found in the prostate. This can be accomplished by creating a three-dimensional image of the position of the lesions allowing physicians to rotate the image to assist in identifying the actual position of the lesion in the prostate gland. We believe that having this capability may prove helpful in providing a diagnosis of the patient’s condition in conjunction with other commercially available diagnostic tools.

Guiding Biopsy

We believe that use of three-dimensional imaging may facilitate guiding biopsy needles to specific areas in the prostate where suspicious lesions. Having this capability increases the likelihood of finding cancerous tissue while also potentially minimizing the number of biopsies that are taken on an individual patient. According to Oregon Health and Science University, approximately one million patients are biopsied each year in the United States, but only 25 percent of biopsy procedures performed detect the presence of cancer.

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

Current Procedural Terminology (“CPT”) codes are used by physicians and other providers to submit claims. We anticipate that the ProUroScan System would be covered by Medicare as a diagnostic test for patients who have clinical signs or symptoms of disease. At the outset, however, there will not be a unique CPT code for the ProUroScan procedure. During this period of time, physicians will have the option of submitting claims under a “miscellaneous” CPT code with proper documentation. We also expect to use a “patient pay” model in which the patient would pay directly for the cost of the scan. During the first year or two following market entry, we will collect the clinical and economic data necessary in order to apply for a unique CPT code from the American Medical Association (“AMA”).  Our initial commercial rollout will focus on urologists in the United States. By focusing on urologists, we expect to establish the clinical and economic value of the scan for patients, and to demonstrate to both private and government payors the rationale and parameters for establishing a CPT code and that the scan should be covered and adequately reimbursed.

We believe that the cost of establishing our own direct sales force of sufficient size and with the capability to commercialize the ProUroScan System worldwide would require a considerable period of time and significant funding.  As an effective way to develop our understanding of different international markets and accelerate sales and marketing activities we plan to establish a distribution agreement with a large urology or diagnostic products company.  We believe that establishing such a relationship would allow us to penetrate markets more quickly and afford us an opportunity to obtain additional financial support in the form of licensing fees, equity investments and “in kind assistance” from key functional groups within the licensing organization.  We have begun exploring marketing opportunities with four of the eight to ten potential partner companies we have targeted.

In the United States, in advance of establishing such a distribution agreement, we plan to hire a small direct sales force that will focus on large urology practices in major metro markets.  The concentration of large urology group practices in the U.S. enables us to access a disproportionate number of physicians with a highly targeted sales force.  Once a distribution partner has been identified and a distribution agreement put in place, our sales force will be used in business-to-business support to the partnering organization.  They will also be used to assist in the initial analysis and development of other markets.

We anticipate that, in time, the majority of our revenue will be generated from testing fees bundled together with the sale of disposable supplies consumed in the scanning process.  Additional revenue will be generated by the sale of ProUroScan Systems, which likely will be placed in clinics under a variety of programs, which may include outright sales, operating leases, financing leases or arrangements where payments are based upon the usage of the system.

Manufacturing

The ProUroScan System has two major proprietary hardware components: a central processor and a rectal probe. There are also certain off-the-shelf components that presently are widely available. Artann has provided five clinical prostate imaging systems used in performing clinical trials and for contract manufacturing assessment. Artann will transfer ownership of these units to us upon the date of first commercial sale of the ProUroScan System.

We have recently contracted with Logic (Minneapolis, MN), a contract engineering and manufacturing firm that is Quality Systems Regulation (“QSR”) compliant, to initiate production on the first commercial ProUroScan Systems. The QSR requires manufacturers, including certain third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. Because of the unique nature of the two major proprietary components of the ProUroScan System, it is likely that one or more additional third party manufacturers will be chosen to assemble the certain components or sub-assemblies. Our goal is to reduce the cost of producing systems over the first two years, taking advantage of manufacturing scale and purchasing discounts, as well as engineering changes designed to eliminate components and reduce component costs.

ProUroScan System Development Partner

The ProUroScan System is based on work originally performed by Artann and its affiliate, ArMed LLC. In 2002, we licensed the rights to this technology developed by Artann from its owner, Profile LLC (“Profile”), a technology holding company, and since then have worked with Artann and our other technology partners on its development. In April 2008, we acquired the patents, patent applications and other know-how associated with this technology previously licensed from Profile. In July 2008, we entered into two new agreements with Artann relating to this technology, namely, a license agreement (the “Artann License Agreement”) and a development and commercialization agreement (the “Artann Development Agreement”).  In December 2008 and November 2009, we amended these agreements to revise the effective dates of the agreements and alter the timing of certain payments to be made under the agreements.  We have expensed $2,240,000 and $598,000 for research and development activities in 2009 and 2008, respectively, primarily for contracted work performed by Artann under the Artann Development Agreement.

Under the Artann License Agreement, Artann has granted us an exclusive, worldwide, sub-licensable license to certain patent applications and other know-how needed to make, use and market certain mechanical imaging products for the diagnosis or treatment of urologic disorders of the prostate, kidney or liver. Artann also agreed to transfer to us possession of five clinical prostate imaging systems and grant us full access to all relevant documentation thereto. As an upfront license fee pursuant to the Artann License Agreement, on January 14, 2009 we paid Artann $600,000 in cash and $500,000 in shares of our common stock.  In addition, we have agreed to pay Artann:

•      a royalty fee equal to 4% of the first $30,000,000 of net cumulative sales of licensed products, 3% of the next $70,000,000 of net cumulative sales and 2% of net cumulative sales over $100,000,000; and

•      a technology royalty fee of 1% of net sales of the prostate imaging system products through the earlier of December 31, 2016 or the date of last commercial sale of such products.

The combined royalties are subject to a minimum annual royalty equal to $50,000 per year for each of the first two years after FDA clearance for commercial sale and $100,000 per year for each year thereafter until termination or expiration of the Artann License Agreement. We also agreed to grant Artann a non-exclusive, fully paid, sub-licensable, worldwide license to our patents, patent applications and know-how relating to the manufacture, use or sale of any mechanical imaging system for the diagnosis or treatment of disorders of the female breast.

Under the Artann Development Agreement, we will collaborate with Artann to develop, commercialize and market prostate imaging systems. Artann will conduct and complete all pre-clinical activities and testing on the prostate imaging system, conduct clinical trials, prepare and submit FDA regulatory submissions and provide hardware and software development, refinement and debugging services to ready the prostate imaging system for commercial sale. For these development services, we paid Artann:

•	$250,000 in cash upon initiation of the clinical study to support the basic mapping and data maintenance claim;

•	$250,000 in cash as a milestone payment upon completion of that study and submission of the 510(k) application to support the basic mapping and data maintenance claim;

•	monthly retainer fees totaling $285,000 for technical advice and training by Artann personnel; and.

•
769,231 shares of our common stock as a milestone payment upon submission of the 510(k) application, on March 15, 2010 (the $1,565,000 value of these shares was accrued for issuance as of December 31, 2009).

Future payments due to Artann under the Artann Development Agreement, as amended, include:

•
$750,000 in cash and $1,000,000 in shares of our common stock upon FDA clearance that allows the ProUroScan System to be commercially sold in the United States (subject to reduction of the number of shares by 10% for each full month that FDA clearance is delayed after March 23, 2010); and

•	a monthly retainer fee for technical advice and training by Artann personnel of $15,000 per month for each of the first five months of 2010.

Under the Artann Development Agreement, Artann will also facilitate the transfer of commercial production to our contract manufacturer, Logic.

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

We own patents, patent applications and know-how associated with mechanical prostate-imaging systems. These patents and patent applications relate to real-time mechanical imaging of the prostate (patent expires in 2021), a method and device for mechanical imaging of the prostate (patent expires in 2012), an intracavity ultrasonic device for elasticity imaging (patent expires in 2012), a method and device for elasticity imaging (patent expires in 2013), an apparatus for measuring mechanical parameters of the prostate and for imaging the prostate (patent expires in 2012), a device for palpation and mechanical imaging of the prostate (patent expires in 2012), and a method for using a transrectal probe to mechanically image the prostate gland (patent expires in 2012). Together, our mechanical imaging technology is protected by seven U.S. patents, seven foreign patents (six foreign patents expire in 2017 and one foreign patent expires in 2022), four foreign patent applications and, along with the Artann patent applications discussed below, is the basis for the imaging technology used in our ProUroScan System. We own similar patents, patent applications and know-how associated with breast imaging. However, we do not intend to pursue any such applications within our near-term business plan. Under the Artann License Agreement, we agreed to grant Artann a non-exclusive, fully paid license to make, use or sell any imaging system for the diagnosis or treatment of disorders of the human breast.

Additionally, Artann has one U.S. patent and three U.S. patent applications (filed in May 2005, June 2005 and June 2008) that are licensed to us under the Artann License Agreement.  The U.S. patent, which will expire in 2024, is a design patent relating to a calibration chamber for a prostate mechanical imaging probe.  The U.S. patent applications relate to a method and device for real-time mechanical imaging of a prostate, a method and dual-array transducer probe for real-time mechanical imaging of a prostate and a design for a prostate mechanical imaging probe.

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

Regardless of how they are covered, we anticipate that procedures using the ProUroScan System will be reimbursed either based upon the value of their unique billing and procedure code or as part of an office visit. Until a unique billing and procedure code is established, we expect that providers will be able to bill for the procedure using a miscellaneous CPT code. Claims submitted under a miscellaneous code are processed manually and the provider must include additional information to be used by the payor in determining the medical appropriateness of the procedure. The lack of a unique, permanent CPT code could slow market uptake of the ProUroScan System.

In order to apply for a new, unique code, an application must be submitted to the AMA’s CPT Editorial Panel. The process of obtaining a new CPT code typically takes one or two years. Once a new CPT code is created, the AMA’s Relative Value Scale Update Committee (“RUC”) recommends relative value units (“RVUs”) for it. CMS then takes these recommendations into account when establishing the Medicare Physician Fee Schedule values. The amount of reimbursement the provider receives generally depends on the RVUs assigned to the procedure multiplied by a conversion factor. Most private payors also base their payment rates based on the RVUs adopted by CMS. There is a risk that the reimbursement rate that results from this process could be insufficient, hampering our ability to market and sell the ProUroScan System.

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

Commercial Insurers

Many private payors look to Medicare as a guideline in setting their coverage policies and payment amounts. Unlike the Medicare program, however, private payors have no statutory impediment to covering screening tests. They do tend to seek guidance from USPSTF recommendations, however. The current coverage policies of these private payors may differ from the Medicare program, and the payment rates they make may be higher, lower or the same as the Medicare program. If CMS or other agencies decrease or limit reimbursement payments for physicians, this may affect coverage and reimbursement determinations by many private payors. Additionally, some private payors do not follow the Medicare guidelines, and those payors may reimburse only a portion of the costs associated with the use of our products, or not at all.

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

In contrast to the DRE, PSA and PCA3 tests, the ProUroScan System creates a visual and physical record of the prostate gland. We will seek expanded labeling claims on future generations of the ProUroScan System so that it can also be used to conduct ongoing monitoring and surveillance of the status of the abnormalities found by either a DRE or with the ProUroScan System. We believe that the current generation of the ProUroScan System will have several features that are complementary to a traditional DRE examination, such as:

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

On March 29, 2010, Artann received a letter from the FDA regarding the pending 510(k) for the ProUroScan System. The letter notified Artann that the FDA could not determine whether the device is substantially equivalent to the listed predicates in the 510(k) application. The FDA specifically noted the lack of a comparable predicate device for use as an aid in documenting abnormalities of the prostate detected by DRE.  If the ProUroScan System is not found to be substantially equivalent because a suitable predicate cannot be identified, the FDA may indicate that the product may be appropriate for Evaluation of Automatic Class III Designation because it is deemed to be a low risk device.  This provision which is also known as a “de novo” or a “risk based” classification is intended to allow low risk devices to be marketed under a 510(k) when there is no adequate predicate.  Information supporting the de novo application as a low risk device would then be combined with the previously submitted 510(k) and submitted to the FDA for review.  If the FDA does not deem the device to be low risk, a PMA could be required.  Such an application may take more time to prepare and review and be more comprehensive than the 510(k) or de novo clearance process.

Depending on the exact nature of future claims, the approval process may require more extensive clinical studies and possibly the submission of a PMA.

Once we obtain FDA approval for the ProUroScan System, or obtain FDA clearance or approval for future products, the manufacturing, sale and performance of our products will be subject to the ongoing FDA regulation and inspection processes as described above.

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

Another development affecting the healthcare industry is the increased use of the Federal Civil False Claims Act (the “False Claims Act”) and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, companies have been prosecuted under the False Claims Act in connection with alleged off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices for our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

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

Employees

We currently have two full-time employees, and expect to conduct much of our research and development, market research, clinical and regulatory function, and other business operations through the use of a variety of consultants and medical-device development contractors. We have found that using consultants and contractors to perform these functions during our development stages has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted.  As we begin our entry into the market during the 2010, we anticipate hiring employees in the areas of marketing, sales and sales training, quality assurance, engineering, software development and administration. Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective. We are conducting our research and development activities related to our acquired technologies and proposed products on a contract basis with Artann and Logic.

ITEM 1A.	RISK FACTORS

Important Notices to Investors; Safe Harbor Statement

Statements in this Annual Report on Form 10-K which are not purely historical are forward-looking statements. These statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation: (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months; (iii) our ability to successfully introduce our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis if at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, if at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our 2009 and 2010 working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

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

We are a development-stage company. We have yet to commence active operations to manufacture or sell any products associated with the proprietary urology-based imaging technologies that we intend to market. We have no prior operating history from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. As of December 31, 2009, we have generated no revenue and have recorded losses since inception of approximately $28 million. There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability. We anticipate that we will incur losses in the near future.

We have a history of operating losses and have received a “going-concern” qualification from our independent registered public accounting firm.

We have incurred operating losses and negative cash flows from operations since inception. As of December 31, 2009, we had an accumulated deficit of approximately $27.9 million. We have not yet generated any revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

If adequate funds are not available on a timely basis, or are not available on acceptable terms, we may be unable to repay our existing debt, to fund expansion, or to develop or enhance our products. Until such time as we are able to enter the market and achieve positive cash flow from operations, we will continue to depend on our ability to obtain additional new investment to fund operations.  Ultimately, if adequate financing is not obtained, we could potentially be forced to cease operations.

Our assets are pledged to secure $1,300,000 of senior bank notes and $643,000 of notes issued to investors and a bank and, as a result, are not available to secure other senior debt financing. Upon the occurrence of an event of default, the bank’s security interests in our assets will be assigned to guarantors of the bank notes and the holders of such $643,000 of promissory notes.

Our $1,300,000 senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all of our assets and certain licenses, as well as to provide personal guarantees of certain shareholders. In addition, we have issued a total of $643,000 of promissory notes to three individual investors and a bank that have subordinated interests in all of our assets and certain licenses.  Due to such security interests, we will not be in a position in the future to pledge our assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis. It is doubtful that we would be able to obtain significant additional debt financing on an unsecured basis.

Moreover, under the terms and conditions of the Crown Bank facility and our agreement with the facility’s guarantors, in the event of any default by us with our senior lender that causes the personal guarantees to be called and honored, all of the bank’s security interests in our assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. In addition, the holders and guarantor of $643,000 of promissory notes have a security interest in our assets in the event of a default under the note. Thus, our common shareholders, and any existing and future investors in our common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

We will need additional financing, and any such financing will likely be dilutive to our existing shareholders.

We will need additional financing to fund operations while we ramp up production of the ProUroScan System and begin to enter the market.  We will also need funding to pay, for example, the $750,000 payment due to Artann upon achieving the FDA 510(k) clearance milestone.  If we fail to secure a distribution partner on terms acceptable to us, or at all, we could be required to undertake distribution activity at our expense, which could significantly increase our capital requirements and may delay the commercialization of our products.

As of March 26, 2010, we had approximately $575,000 of cash on hand and  5,760,436 outstanding redeemable warrants.  These warrants have an exercise price of $1.30 per share.  We currently have the right to redeem 4,515,607 of these warrants, and may redeem the remaining 1,244,829 warrants once the last sale price of our common stock equals or exceeds $4.00 per share for a period of 10 consecutive trading days.  If all of the redeemable warrants are exercised pursuant to such redemptions, we could realize approximately $7.5 million.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemptions were made.

We are actively pursuing other potential near-term sources of funding to provide the working capital needed to repay our existing debt and to fund a commercial launch into the urology market.  These potential sources include additional loans or guaranteed bank debt, working with lenders to extend the maturity dates of existing debt and one or more rounds of private placements of debt or equity securities and cash advances from shareholders.

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

We are relying upon Artann to obtain 510(k) clearance of the ProUroScan System. There is no guarantee that the FDA will grant timely 510(k) clearance of the ProUroScan System, if at all, and failure to obtain such timely clearance would adversely affect our ability to market that product and expand utilization of the technology in other prostate applications or in other soft tissue organs in the body, which may affect our ability to grow our business.

The ProUroScan System is subject to regulation by the FDA and by comparable agencies in various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome. We believe the ProUroScan System with a basic mapping and data maintenance claim will be regulated by the FDA as a Class II device and will require the clearance of a 510(k) application. On November 18, 2009, Artann submitted the 510(k).  On March 29, 2010, Artann received a letter from the FDA regarding the pending 510(k) for the ProUroScan System. The letter notified Artann that FDA could not determine whether the device is substantially equivalent to the listed predicates in the 510(k) application. The FDA specifically noted the lack of a comparable predicate device for use as an aid in documenting abnormalities of the prostate detected by DRE.  If the ProUroScan System is not found to be substantially equivalent because a suitable predicate cannot be identified, the FDA may indicate that the product may be appropriate for Evaluation of Automatic Class III Designation because it is deemed to be a low risk device.  This provision which is also known as a “de novo” or a “risk based” classification is intended to allow low risk devices to be marketed under a 510(k) when there is no adequate predicate.

There is no guarantee that the FDA will grant 510(k) clearance or designate the ProUroScan System as a class II device in a timely manner, if at all. Failure to obtain clearance for the ProUroScan System would require Artann to re-apply for 510(k) clearance with additional supporting data or information, or for a different labeling claim, submit a Premarket Approval Application (a “PMA”) for FDA approval, or abandon the product. Even if FDA 510(k) clearance is received, Artann may encounter significant delays in receiving such clearance. If unexpected clearance delays occur, or if Artann needs to re-apply for FDA clearance or submit a PMA, it could have a material adverse effect on our business as Artann is to transfer such clearance or approval to us once we make the first commercial sale of the ProUroScan System. If such delays occur, we would need to obtain additional financing to continue operations.

Even if clearance from the FDA is obtained, our products may not be commercially viable or may not be accepted by the marketplace.

Even if the FDA grants market clearance of the ProUroScan System and we are able to successfully develop future products, we may not be able to contract for the manufacture of such products in commercial quantities at prices that will be commercially viable. Further, there is risk that the ProUroScan System and our future products may not prove to be as effective as currently available medical or diagnostic products or those developed in the future. The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures, could have a material adverse effect on our business. With respect to the ProUroScan System, under our current Artann Development Agreement, Artann is to transfer the 510(k) to us once we make the first commercial sale of the ProUroScan System. If we are not able to procure a commercial sale of at least one ProUroScan System, Artann would not be obligated to transfer the 510(k) to us and might not do so, thus inhibiting our ability to develop future generations of the product.

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

Clinical trials necessary to support our future products and claims will be expensive and may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. These trials may require the submission of an investigational device exemption, for which there is no guarantee that the FDA will approve. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

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

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required, and we may not adequately develop such protocols to support clearance and approval. Significant risk trials will require the submission and approval of an investigational device exemption (“IDE”) from the FDA. There is no guarantee that the FDA will approve our future IDE submissions. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

We have no manufacturing experience, and will rely on third parties to manufacture the ProUroScan System in an efficient manner. If design specification changes are needed to develop an efficient manufacturing process, those changes may require FDA clearance of a new 510(k) or approval of a PMA, which we may not be able to obtain in a timely manner, if at all.

To be successful, the ProUroScan System will need to be manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no manufacturing experience. We have identified a third-party manufacturer to produce commercial units of the ProUroScan System for distribution after 510(k) clearance or PMA approval is obtained. This third-party manufacturer is in the process of developing and optimizing the manufacturing process to produce commercial ProUroScan Systems. If device design changes are required to implement an efficient manufacturing process, these design changes will need to be evaluated and implemented in accordance with applicable Quality Systems Regulation (“QSR”) requirements. If we implement design changes after the FDA has cleared the ProUroScan System 510(k), we will need to assess whether those design changes could significantly affect the safety or effectiveness of the device, and require the submission and clearance of a new 510(k), or even require the submission of a PMA. If we determine that these modifications require a new 510(k) clearance or PMA approval, we may not be able to obtain this additional clearance in a timely manner, or at all. In general, obtaining additional clearances can be a time consuming process, and delays in obtaining required future clearances would adversely affect our ability to market the ProUroScan System in a timely manner, which in turn would harm our potential for future growth.

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market or regulatory enforcement actions.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a mandatory recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, initiate a field correction or removal, known as a recall, for a product if any material deficiency in a device is found. A government mandated or voluntary recall by us or one of our third-party manufacturers or suppliers could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

Artann initially intends to seek clearance of the ProUroScan System from the FDA solely for a basic mapping and data maintenance claim. We believe that seeking 510(k) clearance for this limited indication is the least burdensome path to initial regulatory clearance. Our business and future growth, however, will depend primarily on the use or enhancement of the ProUroScan System to identify the specific three-dimensional location(s) of lesion(s) in the prostate and allow the physician to rotate the image to assist in identifying the actual position(s) of the lesion(s) in the prostate gland in order to provide a diagnosis of the patient’s condition. Once 510(k) clearance is obtained and the ProUroScan System 510(k) is transferred to us from Artann, we intend to subsequently seek regulatory clearance or PMA approval for use of the ProUroScan System for a variety of other prostate related indications. Unless and until we receive regulatory clearance or approval for use of the ProUroScan System in these procedures, uses in procedures other than basic mapping and data maintenance will be considered off-label uses of the ProUroScan System. Under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the safety or effectiveness of the ProUroScan System in the diagnosis of lesions or proactively discuss or provide information or training on the use of the ProUroScan System for the diagnosis of prostate lesions, with very limited exceptions. However, although manufacturers are not permitted to promote for off-label uses, in their practice of medicine, physicians may lawfully choose to use medical devices for off-label uses. Even if the FDA grants 510(k) clearance for the ProUroScan System for use in a basic mapping and data maintenance claim, a physician could use the ProUroScan System for uses not covered by the cleared labeling. This would constitute an off-label use. We expect that hospitals and physicians will use the ProUroScan System for a variety of uses beyond mapping prostate anatomy.

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

Without limiting the generality of the foregoing, last year, the Food and Drug Administration Amendments Act of 2007 (the “FDA Amendments Act”) were enacted. The FDA Amendments Act requires, among other things, that the FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly. In addition, the FDA Amendments Act will require us to, among other things, comply with clinical trial registration requirements once our clinical trials are initiated.

A failure to successfully implement a “patient pay” sales model prior to establishing third-party reimbursement could have a material adverse effect on our product sales and financial results.

Until third-party reimbursement coverage for the ProUroScan System procedure is established, if at all, we anticipate using a “patient pay model” for physicians to receive payment. Under a patient pay model, in the absence of coverage from their health insurance, patients pay for the scan out of their own funds. Any failure to successfully establish a patient pay model could have a material adverse effect on our product sales and financial results.

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

Generally, Medicare does not cover and pay for items and services that are not reasonable or necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member. This means that Medicare does not usually cover and pay for preventative services, including routine screening tests for patients who do not present with any signs or symptoms of disease, unless the law specifically provides for such preventative coverage. Such statutory coverage currently exists for prostate cancer screening tests. Specifically, the law states that Medicare will cover a prostate screening test that consists of a DRE and/or a PSA test provided for the purpose of early detection of prostate cancer to a man over 50 years of age who has not had such test during the preceding year. In addition, the law provides the Secretary of Health and Human Services (the “Secretary”) the authority to cover other prostate screening tests based upon changes in technology and standards of medical practice, availability, effectiveness, costs and other factors deemed appropriate by the Secretary. Thus, for the ProUroScan System to receive Medicare coverage as a prostate screening test, the Secretary would need to add the scan to the list of appropriate procedures for prostate cancer screening. This could be a significant hurdle for the ProUroScan System to receive Medicare coverage as a prostate screening test. Additionally, Congress recently created an alternative pathway for Medicare to cover preventative services. Preventative services that receive a grade “A” or “B” by the United States Preventive Services Task Force (“USPSTF”) are eligible for Medicare coverage. The USPSTF does not currently recommend prostate cancer screening with either grade.

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

Notwithstanding current or future FDA clearances, if granted, third-party payors may deny reimbursement if the payor determines that the ProUroScan System is unnecessary, inappropriate, not cost-effective or experimental, or is used for a non-approved indication. Further, all third-party payors, whether governmental or private, whether domestic or international, are developing increasingly sophisticated methods of controlling healthcare costs. These cost control methods include prospective payment systems, capitated rates, benefit redesigns, or pre-authorization requirements. Increased scrutiny particularly is being placed on medical imaging. Additionally, payors are emphasizing and covering wellness and healthier lifestyle interventions and other cost-effective methods of delivering healthcare in exchange for covering more procedures. These cost control methods also potentially limit the amount that healthcare providers may be willing to pay for medical technology which could, as a result, adversely affect our business and financial results. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical technology exists among all third-party payors. Therefore, coverage and reimbursement for medical technology can differ significantly from payor to payor. There also can be no assurance that current levels of reimbursement will not be decreased or eliminated in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the ProUroScan System or our ability to sell the ProUroScan System on a profitable basis.

If we commercialize the ProUroScan System, we will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

Although we do not control referrals of healthcare services or directly bill Medicare, Medicaid or other third-party payors, many healthcare laws and regulations will apply to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

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

•      federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or are for items or services not provided as claimed, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

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

We materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities. Specifically, we issued 769,231 shares of our common stock to Artann on March 15, 2010 related to the FDA 510(k) filing milestone, and upon receipt of FDA clearance from the FDA we expect to issue additional equity securities to Artann valued at $1.0 million. We expect that certain other consultants and contractors will also accept payment of a portion of their compensation in the form of our equity securities. Any such issuances would be dilutive to shareholders.

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

We rely on certain patents to provide us with exclusive rights for our technology. The first of our primary patents on our core technology will expire in December 2012. As we begin to lose certain patent protections on our prostate imaging systems and related critical patented technologies, we may face strong competition as a result, which could have a material adverse effect our business.

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

If our development plan is successful, we expect to experience significant competition in the medical device market. Although we believe that we may currently have a niche in the prostate imaging marketplace, many factors beyond our control will likely encourage new competitors. In particular, there are several large companies that have indicated an interest in the prostate imaging business. Therefore, no assurance can be given that we will be able to successfully compete with these, or any other companies in the marketplace, if at all.

Our ability to use operating loss carryforwards to offset income in future years may be limited.

As of December 31, 2009, the Company had generated net operating loss carryforwards of approximately $6.7 million which, if not used, will begin to expire in 2021. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended. The Company has analyzed its equity ownership changes and believes that such an ownership change has occurred.  The Company’s use of its net operating loss carryforwards and built-in loss will be limited as a result of this change; however, the amount of limitation will not be known until a full Section 382 study can be completed.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:  PROPERTIES

Our executive offices are located at 6440 Flying Cloud Drive, Eden Prairie, Minnesota, where we rent approximately 1,000 square feet of office space on a month-to-month basis.  Additional space sufficient for our foreseeable needs is available to us on similar terms on an as-needed basis.  Our rental cost for this office space is approximately $1,000 per month, which we believe is at market for similar office space in Minneapolis, Minnesota.  We do not own any real property.

ITEM 3:  LEGAL PROCEEDINGS

Although we are subject to litigation or other legal proceedings from time to time in the ordinary course of our business, we are not a party to any pending legal proceedings and are not aware of any threatened legal proceeding.

On July 15, 2009, Rensselaer Polytechnic Institute (“RPI”) filed a lawsuit against the Company seeking payment of $202,716 plus interest, penalties, costs and disbursements, including attorneys’ fees. In the complaint, RPI alleged that the Company breached obligations to pay RPI an aggregate of $202,716 under the terms of a license agreement dated July 13, 2001 between RPI and the Company and a sponsored research agreement dated as of December 9, 2005 between RPI and the Company. On December 7, 2009, the Company entered into a settlement agreement with RPI concerning litigation originally filed by RPI against the Company on July 15, 2009.  In the settlement agreement, the Company agreed to pay to RPI a total of $117,000 in installments as follows: $10,000 upon signing, $6,000 per month from December 2009 through October 2010, and $41,000 in November 2010.  The Company executed an affidavit for judgment by confession to secure the above payments.  The Company has 20 days to cure any failure to make the required payments.  As the full amount due to RPI was recorded in prior years, no additional provision was recorded and previously recorded minimum royalty expenses of $20,000 were reversed during the year ended December 31, 2009.

ITEM 4:  (RESERVED)

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

We currently have four equity securities quoted on the OTC Bulletin Board: common stock, Units, and two warrant issues. Our common stock is quoted under the symbol “PUMD.” The Units, consisting of one share of common stock and one five-year warrant to purchase a share of common stock at $1.30 per share, are quoted under the symbol “PUMDU.” Upon their separation from the Units, the warrants are separately quoted under the symbol “PUMDW” (the “Public Warrants”). Finally, three-year warrants issued as an incentive to existing warrant holders for their early exercise of five-year warrants pursuant to our 2009 replacement warrant offering (the “Replacement Warrants”) are quoted under the symbol “PUMWW.”

The following table lists the high and low bid information for our common stock and Units as quoted on the OTC Bulletin Board by quarter from January 1, 2008 through December 31, 2009 (as adjusted for the February 2008 one-for-ten reverse stock split).  Our common stock began trading in December 2003.  Price quotes for the Public Warrants represent the high and low selling prices as quoted on the OTC Bulletin Board.  No quotes are available for the Replacement Warrants to date.

	Common Stock (PUMD)		Units (PUMDU)						Public Warrants (PUMDW)
	High	Low	High			Low			High			Low
2008
First Quarter	$0.95	$0.30	$		*	$		*	$		*	$		*
Second Quarter	$2.01	$0.30	$		*	$		*	$		*	$		*
Third Quarter	$3.05	$0.30	$		*	$		*	$		*	$		*
Fourth Quarter	$1.85	$0.41	$		*	$		*	$		*	$		*
2009
First Quarter	$1.21	$0.20		$0.80			$0.70			$0.20			$0.15
Second Quarter	$0.70	$0.50		$1.10			$0.70			$0.20			$0.15
Third Quarter	$1.45	$0.55		$1.55			$1.10			$0.51			$0.15
Fourth Quarter	$4.00	$1.10		$2.20			$1.01			$1.70			$0.20

*    Not traded.

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

None.

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

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is an emerging medical device company that is in the process of obtaining FDA clearance for its first product, an innovative prostate imaging system known as the ProUroScan™ System.  The ProUroScan System incorporates our new proprietary elasticity imaging technology to create a “map” of the prostate to be used as an aid in visualizing and documenting abnormalities of the prostate detected/monitored by digital rectal examination.  We own and exclusively license intellectual property related to the creation in real-time of two- and three-dimensional images of soft tissue using special software to process data acquired by probes that incorporate arrays of sensitive mechanical force sensors.  The ProUroScan System is our first embodiment of this technology, to be used to image the prostate.  We believe that this technology can be applied to other soft organ tissue in the future.

The ProUroScan System was developed over the past several years under agreements with our development partner, Artann Laboratories Inc. (“Artann”), a scientific technology company that is focused on early-stage technology development.  During 2008 and 2009, our research and development activities conducted through Artann have been primarily directed toward completion of the final configuration of the ProUroScan System and conducting clinical trials.  This work culminated in the preparation and submission to the FDA of a 510(k) application for market clearance in November 2009.  On March 29, 2010, Artann received a letter from the FDA regarding the pending 510(k) for the ProUroScan System. The letter notified Artann that the FDA could not determine whether the device is substantially equivalent to the listed predicates in the 510(k) application. The FDA specifically noted the lack of a comparable predicate device for use as an aid in documenting abnormalities of the prostate detected by DRE.  If the ProUroScan System is not found to be substantially equivalent because a suitable predicate cannot be identified, the FDA may indicate that the product may be appropriate for Evaluation of Automatic Class III Designation because it is deemed to be a low risk device.  This provision which is also known as a “de novo” or a “risk based” classification is intended to allow low risk devices to be marketed under a 510(k) when there is no adequate predicate.  Information supporting the de novo application as a low risk device would then be combined with the previously submitted 510(k) and submitted to FDA for review.  If the FDA does not deem the device to be low risk, a PMA could be required.  Such an application may take more time to prepare and review and be more comprehensive than the 510(k) or de novo clearance process.

For further information concerning our agreement and commitments to Artann, see “ProUroScan System Development Partner” in Part I, Item 1, “Business.”

During this pre-revenue stage, in addition to work performed by Artann, we have conducted our development and clinical activities primarily through the use of contracted resources that specialize in managing the clinical trial process, developing regulatory strategies and in counseling on FDA matters.  We have found that using consultants and contractors to perform these functions during our development stages has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted.  During 2009, we identified a highly qualified contract manufacturer, Logic (Minneapolis, MN), to produce the first commercial ProUroScan Systems.  Logic is currently working with Artann to transfer the technology into production.

We expect to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market. We are actively engaged in discussions with several such companies, and intend to identify the final marketing partner during 2010. Prior to entering the market through a commercialization partner, we plan to produce eight to ten systems and place them with highly-regarded urologists across the United States. These key opinion leaders will expand our base of clinical reference while evaluating physician training and in-service programs. We also intend to place a limited number of systems in Europe during this period. During the course of 2010, as we move into production and begin marketing our products, we expect to add internal resources in the areas of marketing, regulatory affairs, operations and support.

In addition to the research and development work, we incur ongoing expenses that are directly related to being a publicly traded company, including professional audit and legal fees, public and investor relations, financial printing, press releases and transfer agent fees.  We also incur costs associated with the prosecution and maintenance of our intellectual property.  We currently rent approximately 1,000 square feet of office space on a month-to-month basis at a cost of approximately $1,000 per month. Other expenses incurred include executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses.

Recent Financings

We have been funded to date by a combination of public and private financings, and by bank loans that have been guaranteed by certain investors.  Since December 2007, we have raised over $7.5 million to fund our product development, clinical trials and early preparations for market entry.

Between December 2007 and July 2008, we raised a total of $2.0 million (including conversion of $175,000 of existing debt) from the sale of convertible promissory notes and warrants in four private placements.

On April 3, 2008, we purchased certain previously licensed patents, patent applications, and know-how (the “Profile Assets”) from Profile, LLC (“Profile”). $150,000 of the purchase price was financed under a secured promissory note with Profile (the “Profile Note”) that was subsequently repaid. In addition, we borrowed an aggregate of $112,500 pursuant to three convertible promissory notes each in the amount of $37,500 to finance the purchase. In January 2009, following the closing of the 2009 Public Offering (as defined below), we repaid $45,500 of the notes, and $29,500 of the notes were converted into common stock at $0.70 per share (based on 70 percent of the 2009 Public Offering price as discussed below). On March 19, 2009, the remaining $37,500 promissory note and accrued interest thereon, due to Mr. James Davis, a greater than 10 percent shareholder of the Company, was refinanced along with another $150,000 promissory note due to Mr. Davis (discussed below).

On September 16, 2008, we received funding commitments to purchase $325,000 of units in accordance with the terms of a unit put agreement (such funding commitments, the “Unit Put Arrangement”).  Between September 2008 and December 2008, we raised $315,000 from the sale of convertible promissory notes and warrants pursuant to the Unit Put Arrangement.

On September 25, 2008, we borrowed $150,000 pursuant to a promissory note issued in favor of Mr. Davis. The proceeds of the loan were used to retire the $150,000 principal amount of the Profile Note.  On March 19, 2009, Mr. Davis agreed to refinance the $150,000 debt along with a $37,500 note, accrued interest and other advances from Mr. Davis to us.  Pursuant to the refinancing, we issued a $281,000 unsecured convertible promissory note to Mr. Davis.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note, and the note was converted into 510,909 shares of the Company’s common stock.

On January 12, 2009, we closed a public offering of 3,050,000 units at $1.00 per unit (the “2009 Public Offering”) resulting in net cash received of $1,790,472 after offering costs of $1,259,528. Each unit sold consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share (the “Public Warrants”).

The closing of the 2009 Public Offering triggered the automatic conversion of certain debt instruments into equity, as follows:

•	$733,334 convertible debentures, together with $143,815 of interest accrued thereon, converted into 292,384 shares of our common stock;

•
$1.9 million of convertible notes issued in the 2007 and 2008 private placements, together with $177,882 of interest accrued thereon, converted into 3,058,381 Units.  Each unit sold consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share (the “Private Warrants”); and

•	$299,250 of convertible notes issued pursuant to the Unit Put Arrangement, together with $9,563 of interest accrued thereon, converted into 441,165 shares of our common stock.

On March 19, 2009, we renewed our $1.2 million Crown Bank promissory note.  The renewed note matures on April 28, 2010 and remains collateralized by all Company assets and guaranteed by two individual guarantors.

Between May 1, 2009 and September 16, 2009, Mr. Davis made various payments for the benefit of the Company and provided us with certain cash advances to help fund specific Company activities related to product development, clinical studies and FDA related activities totaling approximately $243,000.   On September 21, 2009, Mr. Davis and the Company executed a promissory note in the principal amount of $243,000 to formalize our obligation to Mr. Davis for these amounts.   The note matures on March 28, 2011, and provides Mr. Davis with a subordinated security interest in the Company’s assets.

On June 16, 2009, we borrowed $100,000 from Crown Bank pursuant to a promissory note that is collateralized by Company assets and guaranteed by an individual guarantor.  The note matures on April 28, 2010.

On September 23, 2009, we borrowed $100,025 from Central Bank pursuant to a promissory note.  The promissory note matures on January 17, 2011. The promissory note was guaranteed by an individual guarantor.

On September 23, 2009, we borrowed $300,000 from an individual lender pursuant to a secured promissory note.  The promissory note matures on March 28, 2011 and provides the lender with a subordinated security interest in the Company’s assets.

On September 25, 2009, we commenced our “Replacement Warrant Offering.”  Pursuant to the offer, we temporarily modified the terms of the Public Warrants and the Private Warrants so that each holder who tendered their warrants for early exercise on or before November 6, 2009 received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of ProUroCare common stock at an exercise price of $1.30 per share (the “Replacement Warrants”).  On November 6, 2009, warrants to purchase 1,244,829 shares of common stock were tendered resulting in proceeds to the Company of $1,618,278.  Net proceeds were $1,446,413 after $171,865 of offering expenses.

On March 26, 2010, we converted a $600,000 loan along with $97,546 of accrued interest thereon into 381,173 shares of common stock and 381,173 three-year, immediately exercisable warrants to acquire common stock at an exercise price of $1.83 per share.

Results of Operations

The following presents an analysis of the Company’s financial results for the fiscal years ended December 31, 2009 and 2008.

Net Loss

Our net loss for fiscal 2009 increased 49 percent to $6,944,000 compared to $4,658,000 for fiscal 2008.  Operating expenses comprised of research and development expenses and general and administrative expenses, as described below, increased by 51 percent to $3,951,000 in 2009 compared to $2,624,000 in 2008.  Also contributing to the increased net loss was a $1,357,000 incentive, in the form of Replacement Warrants, given to warrant holders for the early exercise of their existing warrants.

Research and development

Research and development expense for fiscal 2009 increased 275 percent to $2,240,000 compared to $598,000 for fiscal 2008. The majority of our research and development expense was conducted under contracts with Artann.  The November 18, 2009 submission of the FDA 510(k) application triggered a cash milestone payment of $250,000, and an accrual of the issuance of 769,231 shares of common stock valued on the submission date at approximately $1,565,000.  In addition, we expensed $235,000 for Artann’s development retainer.  During 2009 we also incurred approximately $137,000 of regulatory and clinical consulting fees and contracted engineering fees of approximately $34,000. In 2008, research and development expense consisted primarily of a $250,000 milestone payment due to Artann upon the initiation of FDA clinical studies and the expensing of the $300,000 purchase price of the Profile Assets.

General and administrative expenses

General and administrative expenses for 2009 decreased by 16 percent, or $316,000, to $1,711,000 compared to $2,027,000 for 2008.

Our only employees are our two executive officers, whose base salaries have not increased since 2006.  Cash-based compensation expenses (salary, bonus, benefits and related payroll taxes) totaled $359,000 in 2009, including a total of $40,000 in bonuses.  In 2008, we incurred $331,000 of compensation expense, which included no bonus expense. Stock options granted to our directors, officers and consultants in 2009 were valued at $481,000.  Stock-based compensation expense in 2008 was $59,000.

We incur costs related to being a public reporting company, including fees for securities attorneys and our independent registered public accounting firm, proxy services, transfer agent services, investor relations and directors and officer’s (“D&O”) insurance costs. In 2009, we increased our investor relations activity and expanded our D&O insurance coverage following our 2009 Public Offering.  Consequently, public reporting company costs totaled $325,000 in 2009, representing an increase of $141,000 over 2008.

In 2009, as we worked to complete clinical trials, submit the FDA 510(k) application and began preparations for market entry, we incurred new fees for reimbursement consulting, marketing, public relations and financial consulting services totaling $212,000.

In 2008 we incurred a $600,000 up-front cash license fee and a $500,000 license fee paid in our common stock pursuant to our license agreement with Artann, which were expensed as general and administrative expense.

Interest and other expense

Interest expense for 2009 was $1,221,000, a decrease of $689,000, or 36 percent, compared to $1,910,000 in 2008.  Our interest expense consists of the interest charged by lenders on amounts we have borrowed plus the amortization of the cost of consideration we have provided to lenders and loan guarantors.  Interest charged by lenders totaled $193,000 in 2009, a 57 percent reduction from the $453,000 n 2008.  The majority of the decrease was due to the automatic conversion of $2,933,000 of convertible debt in January 2009 upon the completion of our 2009 Public Offering.  The cost of consideration provided to lenders and loan guarantors, in the form of stock, warrants or beneficial conversion features of convertible debt, is generally recorded as original issue discount and amortized over the term of the associated debt.  In 2009, $1,028,000 of such consideration was amortized, a decrease of $430,000, or 29 percent from the $1,458,000 recorded in 2008.

Debt extinguishment expense for 2009 was $416,000, an increase of $292,000, or 236 percent, compared to $124,000 in 2008.  Debt extinguishment expense is incurred when the cost to refinance existing loans, including changes in interest rates and the cost of consideration provided to lenders and loan guarantors, in the form of stock, warrants or beneficial conversion features of convertible debt, is significant enough that we deem it to be a retirement of existing debt and creation of a new loan.  The debt extinguishment expense recognized in 2009 related to the refinancing of our Crown Bank loan and loans from Mr. Davis.  The debt extinguishment expense recognized in 2008 related to the refinancing of several loans with individual investors.

Pursuant to our Replacement Warrant Offering (see “Recent Financings,” above), we issued 1,244,829 Replacement Warrants.  The $1,357,000 fair market value of the Replacement Warrants, determined using the Black-Scholes pricing model, was expensed as an incentive for early warrant exercise in 2009.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $1.3 million of senior bank notes and, as a result, are not available to secure other senior debt financing.

We anticipate purchasing approximately $230,000 of tooling, molds and other capital for production, computer equipment, software and general office furniture and equipment during the remainder of 2010. We do not anticipate selling any significant assets in the near term.

On April 3, 2008, we purchased the Profile Assets pursuant to an asset purchase agreement. The purchase price of the Profile Assets was $300,000.  See “Recent Financings,” above.

Sources and Uses of Cash

Net cash used in operating activities was $3.1 million in 2009 compared to $1.1 million in 2008.  The increase in cash used was primarily the result of payments to Artann of $600,000 for licensing fees and a total of $500,000 for milestone achievements pursuant to our licensing and development agreements. We also paid $205,000 to Artann for development work performed under the development agreement.  In addition to increased operating expenses, other uses of cash included payments for accounts payable, accrued compensation and other accrued expenses.

Net cash provided by financing activities was $4.1 million in 2009 compared to $700,000 in 2008.  Proceeds from the 2009 Public Offering less underwriter’s commissions and other payments for expenses of the offering were $2.3 million, while net proceeds from warrant exercises was $1.7 million.  In addition, we borrowed a total of $200,025 pursuant to two bank loans and $543,000 pursuant to two loans from investors.  Offsetting this was our retirement of a $400,000 bank debt in March 2009.  During 2008, we received net proceeds from our private convertible debt placements with individual investors of $1,197,000.  These debt proceeds were offset by repayments of notes payable and loans from directors totaling $410,000 and payments made for debt issuance and deferred offering costs totaling $88,000.

Cash Requirements

We expect that our cash needs for our operating expenses (including payments due to Artann explained below) will be approximately $4.2 million through the remainder of 2010.  Of this amount, we anticipate that on-going general and administrative expenses, including the cost of existing personnel, rent, patent, legal, audit and other costs of being a public company, will be approximately $1,150,000.  We estimate that our cost of contracting for certain product engineering and development work to reduce the size of the ProUroScan System and make certain enhancements will cost approximately $700,000.  We expect to add personnel in the areas of sales and marketing, engineering, and quality during the remainder of 2010 estimated to cost approximately $600,000.  We expect to initiate sales and marketing programs in advance of obtaining a corporate distribution partner that will cost approximately $450,000.  Placing systems and performing additional patient studies at certain key institutions will cost approximately $350,000.

Pursuant to the terms of the Artann development agreement, upon receipt of FDA 510(k) clearance we are required to make a cash payment of $750,000 and provide a $1.0 million equity payment to Artann.

We are in negotiations with Crown Bank to renew our existing $1.3 million of loans.  We expect that the final agreement will include provisions that we retire $300,000 or more of this debt over the next 12 months.  We also have other short term liabilities, consisting of accounts payable, accrued expenses and a bank loan totaling approximately $1.4 million.

In total, assuming financing permits, we expect our cash requirements for operating costs, capital expenditures, and debt retirement during the remainder of 2010 to be approximately $5.3 million.  Of this, at least $2 million is discretionary and subject to reduction or postponement based on availability of funding. If FDA clearance of the ProUroScan System is delayed, such as may happen if we need to file for de novo or PMA approval (See "Overview," above), or if additional clinical information is requested, our cash requirements could increase and we would likely reduce certain planned marketing and development activities.

Current Financing Plans

Our plan to meet these cash requirements consists of several elements:

As of March 26, 2010, we have 5,760,436 outstanding redeemable warrants.  These warrants have an exercise price of $1.30 per share.  Of these, we currently have the right to redeem 4,515,607 Public and Private Warrants.  We may redeem 1,244,829 Replacement Warrants once the last sale price of our common stock equals or exceeds $4.00 per share for a period of 10 consecutive trading days.  Upon our exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants.  If all holders of the Public and Private Warrants exercise their warrants, we could realize up to approximately $5.9 million, depending on the number of shares actually exercised pursuant to such a redemption.  If all holders of the Replacement Warrants exercise their warrants, we could realize up to an additional $1.6 million, depending on the number of shares actually exercised pursuant to such redemption.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemption were made.

We plan to identify a distribution partner to market our products (see “Marketing and Distribution” under Part I, Item 1, “Business”) during 2010.  We expect such a distribution partner to provide significant financial support in the form of licensing fees, loans, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support.  There can be no assurance that a distribution partner can be successfully identified and engaged during 2010, if at all.

If an insufficient number of warrants are exercised, or if we do not receive adequate financial support from a distribution partner, we will likely pursue one or more additional rounds of funding in 2010. If additional funds are raised by the issuance of convertible debt or equity securities, or by the exercise of outstanding warrants, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, we may be unable to fund expansion and may be forced to delay our market entry.  Ultimately, if no additional financing is obtained beyond what has been secured to date, we likely would be forced to cease operations. There can be no assurance we will be successful in raising such funds.

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of December 31, 2009, we had an accumulated deficit of approximately $27.9 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Valuation of Stock-Based Compensation

Since inception, we have measured and recognized compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair value. Our determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price and estimates regarding projected employee stock option exercise behaviors and forfeitures. We recognize the expense related to the fair value of the award straight-line over the vesting period.

Debt with Beneficial Conversion Features

The beneficial conversion features of the promissory notes were valued using the Black-Scholes pricing model. The resulting original issue discount is amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ProUroCare Medical Inc.
Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of ProUroCare Medical Inc. (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProUroCare Medical Inc. as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations and requires additional working capital to support future operations, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 31, 2010

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$1,000,874	$3,900
Restricted cash	—	44,214
Other current assets	58,200	31,634
Total current assets	1,059,074	79,748

Equipment and furniture, net	1,470	—
Deferred offering expenses	—	729,924
Debt issuance costs, net	27,383	266,882
	$1,087,927	$1,076,554
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	1,300,000	1,600,000
Notes payable	624,865	668,425
Convertible debt, net of original issue discount	—	1,386,963
Convertible debt related parties, net of original issue discount	—	826,434
Accounts payable	985,560	1,203,549
Accrued license and development fees	1,595,385	1,327,835
Accrued expenses	269,230	937,253
Total current liabilities	4,775,040	7,950,459

Commitments and contingencies (Note 8):
Long-term note payable, bank	100,025	—
Long-term note payable	300,000	—
Long-term note payable - related party	243,000	—
Long-term convertible debt, net of original issue discount	—	221,199
Long-term convertible debt - related parties, net of original issue discount	—	162,759
Total liabilities	5,418,065	8,334,417
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 11,326,283 and 1,811,429 shares on December 31, 2009and 2008, respectively	113	18
Additional paid-in capital	23,549,626	13,677,932
Deficit accumulated during development stage	(27,879,877)	(20,935,813)
Total shareholders’ deficit	(4,330,138)	(7,257,863)
	$1,087,927	$1,076,554

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			Period from
			August 17,
			1999
	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Operating expenses:
Research and development	$2,239,590	$597,755	$7,694,897
General and administrative	1,711,075	2,026,677	11,542,248

Total operating expenses	3,950,665	2,624,432	19,237,145

Operating loss	(3,950,665)	(2,624,432)	(19,237,145)
Incentive for early warrant exercise	(1,313,309)	—	(1,313,309)
Incentive for early warrant exercise - related parties	(43,555)	—	(43,555)
Interest income	158	537	18,453
Interest expense	(909,481)	(1,001,551)	(4,723,955)
Interest expense - related parties	(311,230)	(908,486)	(1,659,223)
Debt extinguishment expense	(68,162)	(75,571)	(498,281)
Debt extinguishment expense - related parties	(347,820)	(48,214)	(422,862)

Net loss	$(6,944,064)	$(4,657,717)	$(27,879,877)

Net loss per common share:
Basic and diluted	$(0.73)	$(2.65)	$(14.93)

Weighted average number of shares outstanding:
Basic and diluted	9,574,914	1,759,607	1,867,169

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

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2003	—	—	133,400	—	133,400
Options to purchase 6,000 shares issued to consultants for services rendered, valued at $4.60 per share, granted March 19, 2002; portion vested in 2003	—	—	6,900	—	6,900
Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2003	—	—	6,900	—	6,900
Net loss for the year ended December 31, 2003	—	—	—	(1,632,457)	(1,632,457)
Balance, December 31, 2003	1,050,301	11	3,866,749	(5,857,993)	(1,991,233)

Options to purchase 3,000 shares issued to a consultant valued at $6.70 per share, granted February 1, 2004, portion vested in 2004	—	—	10,100	—	10,100
Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2004	—	—	84,173	—	84,173
Repurchase of 90,000 shares pursuant to the exercise of dissenters' rights at time of merger, April 5, 2004 in connection with $750,000 note payable	(90,000)	(1)	(749,999)	—	(750,000)
Issuance of shares to shareholders of Global Internet Communications, Inc. pursuant to merger April 5, 2004	209,700	2	(2)	—	—
Issuance of common stock for cash at $20.00 per share during 2004, net of costs of $139,493	220,500	2	4,270,505	—	4,270,507
Cost associated with Global Internet Communications, Inc. reverse merger effective April 5, 2004	—	—	(162,556)	—	(162,556)
Effect of anti-dilution and price-protection provisions of warrants issued to loan guarantors in 2003, triggered by April 5, 2004 closing of private placement; shares subject to warrants increased by 37,501; exercise price reduced from $23.33 to $16.67 per share (see Note 14(g))	—	—	320,974	—	320,974
Issuance of common stock valued at $20.00 per share for accrued expenses in lieu of cash, May 21, 2004	3,861	—	77,225	—	77,225
Warrants for 10,000 shares issued for services rendered valued at $11.50 per share on July 19, 2004	—	—	114,914	—	114,914
Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2004	—	—	41,670	—	41,670
Issuance of common stock valued at $20.00 per share for accrued interest in lieu of cash, October 12, 2004	4,444	—	88,882	—	88,882
Warrants for 20,000 shares issued for services rendered valued at $8.30 per share on December 2, 2004	—	—	166,172	—	166,172
Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2004	—	—	82,452	—	82,452
Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2004	—	—	1,150	—	1,150
Net loss for the year ended December 31, 2004	—	—	—	(2,318,896)	(2,318,896)
Balance, December 31, 2004	1,398,806	14	8,212,409	(8,176,889)	35,534

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

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 20,000 shares issued to officer valued at $3.40 per share, granted February 1, 2007; portion vested in 2007	—	—	32,857	—	32,857
Warrants for 5,000 shares valued at $3.60 per share, issued in connection with debt extinguishment on February 1, 2007	—	—	18,000	—	18,000
Issuance of common stock in lieu of cash for a loan from a director at $4.10 per share on February 9, 2007	1,707	—	7,000	—	7,000
Modification of warrant term of warrant to purchase 30,000 shares pursuant to separation agreement of employee dated March 15, 2007, valued at $3.20 per share	—	—	96,000	—	96,000
Issuance of common stock in lieu of cash for accrued expenses at $4.00 per share on March 21, 2007	12,478	—	49,911	—	49,911
Warrants for 6,240 shares issued pursuant to amendment of convertible debt valued at $4.30 per share on March 21, 2007	—	—	26,829	—	26,829
Issuance of common stock for accounts payable $5.00 per share on April 2, 2007	4,141	—	20,704	—	20,704
Warrants for 20,000 shares issued for services rendered valued at $3.60 per share on April 16, 2007			72,000	—	72,000
Modification of option term to purchase 45,000 shares pursuant to separation agreement of officer dated May 11, 2007, valued at $2.30 per share	—	—	103,500	—	103,500
Modification of option term to purchase 45,000 shares pursuant to separation agreement of officer dated May 11, 2007, valued at $2.60 per share	—	—	117,000	—	117,000
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2007	—	—	8,850	—	8,850
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2007	—	—	1,800	—	1,800
Issuance of common stock in lieu of cash for director's fees at $3.00 per share on September 10, 2007	20,694	—	62,082	—	62,082
Issuance of common stock in lieu of cash for loans from directors at $3.00 per share on September 10, 2007	1,100	—	3,300	—	3,300
Issuance of common stock as debt issuance cost at $2.00 per share on November 7, 2007	33,333	—	66,666	—	66,666
Warrants for 6,050 shares valued at $2.80 per share, issued in connection with notes payable on December 27, 2007	—	—	16,940	—	16,940
Warrants for 5,800 shares valued at $1.70 per share, issued in connection with notes payable on December 27, 2007	—	—	9,860	—	9,860
Warrants for 700 shares valued at $2.20 per share, issued in connection with notes payable on December 27, 2007	—	—	1,540	—	1,540
Original issue discount on convertible debt issued on December 27, 2007	—	—	595,666	—	595,666
Original issue discount attributable to warrants for 240,000 shares issued on December 27, 2007	—	—	88,576	—	88,576
Issuance of common stock as compensation for loan guarantees at $1.00 per share on December 28, 2007	88,889	1	88,888	—	88,889
Warrants for 15,400 shares valued at $4.00 per share, accrued for issuance in addition to interest on a note payable as of December 31, 2007	—	—	61,600	—	61,600
Warrants for 51,010 shares valued at $3.60 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2007	—	—	183,637	—	183,637

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Warrants for 15,221 shares valued at $5.40 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2007	—	—	82,191	—	82,191
Net loss for the year ended December 31, 2007	—	—	—	(3,113,298)	(3,113,298)
Balance, December 31, 2007	1,727,311	17	12,586,496	(16,278,096)	(3,691,583)

Original issue discount on convertible debt issued between Jan 4, 2008 and July 30, 2008	—	—	350,873	—	350,873
Warrants for 160,000 shares valued at $0.47 to $1.10 per share issued in connection with convertible debt between Jan 4, 2008 and July 30, 2008	—	—	65,160	—	65,160
Warrants for 14,500 shares valued at $1.00 per share issued to former employee pursuant to a termination agreement on January 4, 2008	—	—	14,500	—	14,500
Warrants for 52,357 shares valued at $3.60 per share, connection with debt extinguishment on January 16, 2008; portion expensed in 2008	—	—	4,848	—	4,848
Rounding of common stock due to reverse stock split on February 14, 2008	39	—	—	—	—
Warrants for 75,000 shares valued at $0.92 per share, issued in connection with notes payable on April 3, 2008	—	—	42,768	—	42,768
Options to purchase 20,000 shares issued to officers valued at $0.79 per share, granted July 11, 2008	—	—	15,800	—	15,800
Cancellation of an officer's options to purchase 20,000 shares valued at $0.27 per share on July 11, 2008	—	—	(5,400)	—	(5,400)
Cancellation of an officer's options to purchase 15,000 shares valued at $0.31 per share on July 11, 2008	—	—	(4,650)	—	(4,650)
Options to purchase 3,000 shares issued to directors valued at $0.71 per share, granted July 11, 2008	—	—	2,130	—	2,130
Issuance of common stock valued at $1.00 per share in lieu of cash for directors' fees on July 11, 2008	59,634	1	59,633	—	59,634
Extension of note payable modified with a conversion feature added and recorded as debt extinguishment on September 12, 2008	—	—	48,214	—	48,214
Original issue discount on convertible debt issued between September 16, 2008 and December 11, 2008	—	—	145,743	—	145,743
Warrants for 95,500 shares valued at $0.89 to $1.31 per share issued in connection with convertible debt between September 16, 2008 and December 11, 2008	—	—	75,819	—	75,819
Original issue discount attributable to warrants for 100,000 shares valued at $0.47 per share, issued on September 25, 2008	—	—	46,604	—	46,604
Warrants for 31,817 shares valued at $5.40 per share, issued on September 30, 2008 in connection with debt extinguishment expensed and accrued from previous years; portion expensed in 2008	—	—	61,700	—	61,700
Warrants for 3,000 shares valued at $1.32 per share, issued in connection with debt extinguishment on October 24, 2008	—	—	3,960	—	3,960
Issuance of common stock as compensation for loan guarantees at $1.00 per share on October 31, 2008	17,778	—	17,778	—	17,778
Warrants for 44,445 shares valued at $0.77 per share issued as compensation for loan guarantees on October 31, 2008	—	—	34,223	—	34,223
Issuance of common stock valued at $1.00 per share for debt					—
issuance cost on October 31, 2008	6,667	—	6,667	—	6,667
Warrants for 16,667 shares valued at $0.77 per share issued as					—
debt issuance costs on October 31, 2008	—	—	12,834	—	12,834
Warrants for 3,836 shares valued at $1.32 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2006	—	—	5,063	—	5,063
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2008	—	—	9,663	—	9,663

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2008	—	—	3,687	—	3,687
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2008	—	—	3,600	—	3,600
Options to purchase 5,000 shares issued to officer valued at $3.40 per share, granted February 1, 2007; portion vested in 2008	—	—	8,869	—	8,869
Options to purchase 15,000 shares issued to officer valued at $16.20 per share, granted January 3, 2005; portion vested in 2008	—	—	6,731	—	6,731
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2008	—	—	12,042	—	12,042
Reversal of expense associated with performance-based option of an officer that did not vest	—	—	(7,727)	—	(7,727)
Warrants for 12,576 shares valued at $4.00 per share, accrued for issuance in addition to interest on a note payable; portion expensed in 2008	—	—	50,304	—	50,304
Net loss for the year ended December 31, 2008	—	—	—	(4,657,717)	(4,657,717)
Balance, December 31, 2008	1,811,429	18	13,677,932	(20,935,813)	(7,257,863)

Issuance of common stock in conversion of convertible debt at $0.70 per share upon the January 7, 2009 effective date of the 2009 Public Offering	2,743,535	28	1,920,446	—	1,920,474
Issuance of common stock in conversion of convertible debt at $0.50 per share upon the January 7, 2009 effective date of the 2009 Public Offering	314,846	3	157,405	—	157,408
Adjustment to original issue discount on 2007 and 2008 prive placement debt offerings based on final 2009 Public Offering closing price	—	—	47,046	—	47,046
Issuance of common stock pursuant to the January 12, 2009 closing of the 2009 Public Offering at $1.00 per share net of closing costs of $1,259,558	3,050,000	31	1,790,441	—	1,790,472
Underwriter's warrants to acquire 305,000 Units issued upon close of 2009 Public Offering	—	—	50	—	50
Issuance of common stock in conversion of convertible debt at $3.00 per share upon the January 12, 2009 closing date of the 2009 Public Offering	292,384	3	877,146	—	877,149
Warrants for 459 shares valued at $1.32 per share, issued on January 13, 2009 in addition to interest on a note payable	—	—	607	—	607
Issuance of common stock valued at $1.10 per share for contracted development costs on January 15, 2009	454,546	5	499,995		500,000
Issuance of common stock in conversion of convertible					—
debt at $0.70 per share on January 20, 2009	42,143	—	29,500	—	29,500
Warrants for 680 shares valued at $4.00 per share, issued on January 20, 2009 in addition to interest on a note payable	—	—	2,720	—	2,720
Issuance of common stock in conversion of convertible debt at $0.70 per share on February 6, 2009	441,165	4	308,809	—	308,813
Adjustment to original issue discount on convertible debt issued in put offering based on final conversion price	—	—	81,059	—	81,059
Issuance of common stock to guarantors of bank debt and a lender on March 19, 2009, valued at $0.50 per share	200,001	2	99,998	—	100,000
To record original issue discount on debt upon retirement of related note payable	—	—	103,396	—	103,396
Original issue discount on convertible debt issued March 19, 2009	—	—	123,000	—	123,000

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Issuance of common stock valued at $0.74 per share in lieu of cash for directors' fees on April 3, 2009	27,366	—	20,251	—	20,251
Issuance of common stock in conversion of convertible debt at $0.55 per share on May 26, 2009	510,909	5	280,995	—	281,000
Issuance of common stock to guarantor of bank debt on June 16, 2009, valued at $0.82 per share	6,667	—	5,467	—	5,467
Issuance of common stock as consideration to lender on September 21, 2009, valued at $1.43 per share	19,833	—	28,262	—	28,262
Issuance of common stock as consideration to lender on September 23, 2009, valued at $1.35 per share	20,000	—	27,000	—	27,000
Issuance of common stock to guarantor of bank debt on September 23, 2009, valued at $1.35 per share	6,667	—	9,000	—	9,000
Issuance of common stock valued at $1.50 per share in lieu of cash for directors' fees on September 29, 2009	4,834	—	7,250	—	7,250
Warrants for 30,000 shares valued at $0.88 per share, issued on September 30, 2009 for services rendered	—	—	26,400	—	26,400
Issuance of common stock pursuant to closing of early warrant exercise offering on November 6, 2009, net of offering expenses of $171,865; $1.30 per share exercise price	1,244,829	13	1,446,400	—	1,446,413
Issuance of replacement warrants pursuant to closing of early warrant exercise offering	—	—	1,356,864	—	1,356,864
Issuance of common stock valued at $1.43 per share for interest on note payableon November 6, 2009	925	—	1,322	—	1,322
Issuance of common stock pursuant to options exercised during November, 2009	22,229	—	—	—	—
Issuance of common stock pursuant to warrants exercised during December, 2009	101,975	1	132,567	—	132,568
Issuance of common stock valued at $0.74 per share on December 3, 2009 for services rendered	10,000	—	7,425	—	7,425
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2009	—	—	1,800	—	1,800
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2009	—	—	2,823	—	2,823
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2009	—	—	24,083	—	24,083
Options to purchase 215,000 shares issued to officers and directors, valued at $0.68 per share, granted March 3, 2009	—	—	146,400	—	146,400
Options to purchase 6,500 shares issued to a consultant valued at $0.87 per share, granted July 23, 2009	—	—	5,655	—	5,655
Options to purchase 100,000 shares issued to a consultant granted July 23, 2009; 50,000 shares valued at $0.97 per share, 50,000 shares valued at $2.14 per share in 2009	—	—	64,792	—	64,792
Options to purchase 3,000 shares issued to directors valued at $1.00 per share, granted August 11, 2009	—	—	3,000	—	3,000
Options to purchase 320,000 shares issued to officers and directors, valued at $1.21 per share, granted September 29, 2009; portion vested in 2009	—	—	232,320	—	232,320
Net loss for the year ended December 31, 2009	—	—	—	(6,944,064)	(6,944,064)
Balance, December 31, 2009	11,326,283	$113	$23,549,626	$(27,879,877)	$(4,330,138)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,	Period from August 17, 1999 (inception) to
	2009	2008	December 31, 2009
Cash flows from operating activities:
Net loss	$(6,944,064)	$(4,657,717)	$(27,879,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	605	20,983
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	480,873	59,245	2,245,220
Common stock issued for services rendered	14,675	50,467	222,046
Common stock issued to related parties for interest	1,322	—	1,322
Common stock issued for debt guarantees	—	17,778	106,667
Common stock issued for debt issuance cost	—	6,667	6,667
Common stock issued for debt extinguishment	33,333	—	33,333
Notes payable issued for intangibles expensed as research and development	—	150,000	150,000
Warrants issued for services	26,400	—	567,036
Warrants issued for debt guarantees	—	34,223	355,197
Warrants issued for debt extinguishment	607	75,571	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	12,834	12,834
Warrants issued for early warrant exercise incentive	1,356,864	—	1,356,864
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original issue discount	2,720	50,304	142,964
Amortization of convertible debt-original issue discount	507,902	428,430	1,146,587
Amortization of convertible debt-related parties original issue discount	444,328	505,217	1,194,132
Amortization of debt issuance costs	443,161	421,564	2,148,894
Bargain conversion option added to note payable- related parties for debt extinguishment	—	48,214	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	54,779	44,603	(883)
Accounts payable	(52,009)	199,379	877,825
Accrued development expense	767,550	1,327,835	2,095,385
Accrued expenses	(288,359)	129,808	851,437
Net cash used in operating activities	(3,149,732)	(1,094,973)	(11,469,178)
Cash flows from investing activities:
Purchases of equipment and furniture	(1,656)	—	(22,453)
Deposit into a restricted cash account	—	(214)	(44,214)
Withdrawal from a restricted cash account	44,214	—	44,214
Net cash provided by (used in) investing activities	42,558	(214)	(22,453)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,	Year Ended December 31,	Period from August 17, 1999 (inception) to
	2009	2008	December 31, 2009
Cash flows from financing activities:
Proceeds of note payable, bank	100,000	—	600,000
Payments of note payable, bank	(400,000)	—	(900,000)
Proceeds of notes payable	—	—	340,500
Payment of notes payable	(90,905)	(333,222)	(1,461,423)
Proceeds of notes payable - related parties	93,638	112,500	653,738
Payments of notes payable - related parties	(79,500)	(76,450)	(282,800)
Proceeds from long-term notes payable and bank debt	400,025	923,337	4,207,362
Proceeds from long-term notes payable, related parties	243,000	254,500	1,363,500
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	—	54,500	104,500
Proceeds from exercise of warrants	1,713,596	—	1,713,596
Payments for debt issuance costs	(92,790)	(148,211)	(766,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	(396,516)	(88,480)	(513,823)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	2,613,600	—	8,296,138
Net cash provided by financing activities	4,104,148	698,474	12,492,505
Net increase (decrease) in cash	996,974	(396,713)	1,000,874
Cash, beginning of the period	3,900	400,613	—
Cash, end of the period	$1,000,874	$3,900	$1,000,874

Supplemental cash flow information:
Cash paid for interest	$122,643	$123,073	$839,052
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable	(61,497)	461,456	509,947
Deferred offering costs included in accrued expenses	(70,000)	47,350	—
Debt issuance costs included in accounts payable	—	58,339	114,156
Warrants issued pursuant to notes payable	3,327	139,677	467,191
Warrants issued for debt issuance costs	—	55,409	298,021
Prepaid expenses financed by note payable	81,345	54,504	246,871
Convertible debt issued in lieu of cash for accrued expenses	—	31,413	31,413
Common stock issued in lieu of cash for accrued expenses	20,250	9,167	259,053
Common stock issued in lieu of cash for accrued development cost	500,000	—	500,000
Common stock issued for debt issuance cost	136,396	6,667	301,230
Warrants issued in lieu of cash for accrued expenses	—	1,250	1,250
Conversion of notes payable, related parties into convertible debentures	—	—	200,000

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,	Year Ended December 31,	Period from August 17, 1999 (inception) to
	2009	2008	December 31, 2009
Common stock issued in lieu of cash for accounts payable	—	—	122,291
Common stock issued in lieu of cash for notes payable-related parties	—	—	10,300
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Conversion of accounts payable to note payable	12,293	—	253,906
Conversion of accrued expenses to note payable	13,569	—	13,569
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076
Deferred offering costs offset against gross proceeds of offering	823,078	—	823,078
Conversion of convertible debt to units (see Note 2)	1,638,750	—	1,638,750
Conversion of convertible debt-related parties to units (see Note 2)	1,323,334	—	1,323,334
Conversion of convertible debt-related parties to common stock	281,000	—	281,000
Conversion of accrued expenses to units (see Note 2)	331,261	—	331,261
Note payable-related party tendered for warrant exercise	26,000	—	26,000
Warrant exercise cost paid in lieu of cash for services rendered-related party	11,250	—	11,250

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

December 31, 2009 and 2008 and the period from
August 17, 1999 (inception) to December 31, 2009

(1)  Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business, Development Stage Activities and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently the ProUroScanTM prostate imaging system, designed for use as an aid to the physician in visualizing and documenting tissue abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities.

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

On December 27, 2007, the Company’s shareholders approved a one-for-ten reverse split of the Company’s common stock without a corresponding reduction in the number of authorized shares of the Company capital stock (the “Reverse Split”).  The Reverse Split became effective on February 14, 2008.  The exercise price and the number of shares of common stock issuable under the Company's outstanding convertible debentures, options and warrants were proportionately adjusted to reflect the Reverse Split for all periods presented.

Between December 27, 2007 and December 11, 2008, the Company closed on a total of $2.0 million of private placements of investment units (the “2007 and 2008 Private Placements”) and $315,000 of private placements of convertible debentures in a unit put arrangement (the “2008 Unit Put Arrangement”) each consisting of convertible debentures and warrants (see Notes 2 and 14(e)).  Upon the closing of the Company’s 2009 Public Offering (as defined below), the convertible debentures issued in these private placements were automatically converted into equity (see Note 2).

On January 12, 2009, the Company closed a public offering of 3,050,000 units at $1.00 per unit (the “2009 Public Offering”).  Each unit sold (the “2009 Units”) consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share.  Upon the January 7, 2009 effective date of the 2009 Public Offering, $1.9 million of  convertible promissory notes issued in private placements during 2007 and 2008 along with $177,882 of interest accrued thereon automatically converted into 3,058,381 units identical to the 2009 Units (see Note 14(e)).

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

Valuation of Stock-Based Compensation. Since inception, the Company has measured and recognized compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Debt with Beneficial Conversion Features.  The beneficial conversion features of convertible promissory notes were valued using the Black-Scholes pricing model, which is considered the Company’s equivalent to the fair value of the conversion. The resulting original issue discount is amortized over the life of the promissory notes (generally no more that 24 months) using the straight-line method, which approximates the interest method.

(d)	Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. These calculations reflect the effects of the Reverse Split (see Note 1(a)). Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the years ended December 31, 2009 and 2008 and the period from August 17, 1999 (inception) to December 31, 2009 due to the Company’s net losses. 8,532,058 and 1,603,994 shares of common stock issuable under our stock options, warrants, convertible debt and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the years ended December 31, 2009 and 2008, respectively. Also excluded were the undetermined number of shares issuable pursuant to the convertible notes and warrants issued in connection with our 2007 and 2008 Private Placements, the 2008 Unit Put Arrangement and certain convertible notes, whose terms of conversion were based on the price of the equity securities offered in the 2009 Public Offering, as described and defined in Note 2. The number of such shares was determined on the January 7, 2009 effective date of the 2009 Public Offering to be 6,937,177 shares as of December 31, 2008.

(e)	Comparative Figures

Due to common stock issuances during 2009, certain persons who were beneficial owners of greater than five percent of the Company’s outstanding common stock and therefore deemed to be related parties as of December 31, 2008 ceased to be related as of December 31, 2009.  Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year, including the reclassification of transactions with former related parties.

(f)	Cash

The Company maintains its cash in financial institutions.  The balances, at times, may exceed federally insured limits.

(g)	Equipment and Furniture

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

(i)	Stock-Based Compensation

The Company’s policy is to grant stock options at fair value at the date of grant and to record the expense at fair value as determined using the Black-Scholes pricing model. Stock-based employee and non-employee compensation cost related to stock options was $480,873, $44,745 and $2,122,645 for the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $270,000 and $12,000 for the years ending December 31, 2010 and 2011, respectively. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

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

In determining the compensation cost of the options granted for the years ended December 31, 2009 and 2008, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	For the years ended December 31,
	2009	2008
Risk-free Interest Rate	1.73%	3.13%
Expected Life of Options Granted	3.6 years	4.3 years
Expected Volatility	134.6%	131.2%
Expected Dividend Yield	0	0

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

(j)	Warrants

The Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 14(f) and 14(g)). Stock-based employee and non-employee compensation cost related to stock warrants was $0, $14,500 and $122,575 for the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively. The weighted-average fair value of the warrants granted during the years ended December 31, 2009 and 2008 was $0.95 and $1.37, respectively, and such warrants are immediately vested and exercisable on the date of grant.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2009	2008
Risk-free Interest Rate	1.18%	3.23%
Expected Life of Warrants Issued[1]	2.1 years	5.0 years
Expected Volatility	135.2%	129.5%
Expected Dividend Yield	0	0

[1] The contractual term of the warrants.

The expected volatility is based on weekly price data since the date of the Merger on April 5, 2004. Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the warrants. The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of grant.

(k)	Financial Instruments

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

(l)	Research and Development

Expenditures for research and product development costs, including certain upfront license fees for technologies under development, are expensed as incurred.

(m)	Debt Issuance Costs

The Company has issued common stock and warrants as consideration to various individual lenders and loan guarantors of its bank debt (see Note 14(g)).  The fair value of the equity consideration along with loan initiation fees is recorded on the balance sheet as debt issuance cost.  Debt issuance costs are amortized over the term of the related debt as interest expense using the straight-line method, which approximates the interest method.

(n)	Deferred Offering Costs

The legal, accounting, printing and certain other expenses directly related to the 2009 Public Offering that became effective on January 7, 2009 were recorded as a deferred offering cost asset as of December 31, 2008. The deferred offering costs were recorded as a cost of the offering and a reduction of additional paid-in capital upon its closing on January 12, 2009.

(o)	Restricted Cash

Pursuant to the October 15, 2007 renewal of its promissory notes with Crown Bank, the Company agreed to deposit with Crown Bank four months worth of future interest payments due under the notes.    The funds on deposit were not available to the Company for any purpose other than for debt service on the Crown Bank promissory notes.  On March 19, 2009, pursuant to a further renewal of a Crown Bank promissory note, this restriction was removed.

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

(q)	Purchased Intangible Assets

On April 3, 2008, the Company purchased certain patents, patent applications and know-how from Profile (the “Profile Assets”) pursuant to an asset purchase agreement. The purchase of the Profile Assets effectively terminated the license agreement. The technology encompassed by the Profile Assets provides the basis for the ProUroScan System, the Company’s initial product currently in the final stages of development. The purchase price of the Profile Assets was $300,000, of which $150,000 was paid in cash and $150,000 was financed under a promissory note from Profile. The promissory note was fully paid in 2008. As this intangible asset was purchased for a particular research and development project and has no alternative future uses, the entire $300,000 purchase price was expensed as research and development expense for the year ended December 31, 2008.

(r)	Subsequent Events

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.  Any required events have been disclosed in Note 16.

(2)	2009 Public Offering; Automatic Conversion of Convertible Debt.

On January 7, 2009, the 2009 Public Offering was declared effective by the SEC, and on January 12, 2009 the 2009 Public Offering was closed.  In the offering, the Company sold 3,050,000 of 2009 Units at $1.00 per unit resulting in net cash received of $1,790,472, after offering costs of $1,259,528.

The completion of the 2009 Public Offering triggered automatic conversion provisions of several outstanding convertible debt instruments:

•
Upon the January 7, 2009 effective date of the 2009 Public Offering, $733,334 of convertible debentures originally issued as consideration to guarantors of its bank debt, along with $143,815 interest accrued thereon, converted into 292,384 shares of the Company’s common stock.  Unamortized original issue discount relating to the convertible debentures totaling $33,796 was expensed as interest expense upon the conversion.

•
Upon the January 12, 2009 closing of the 2009 Public Offering, the $1,757,500 aggregate amount of promissory notes issued in the 2007 and 2008 Private Placement, along with $162,959 of interest accrued thereon, automatically converted into 2,743,535 units identical to the 2009 Units (based on 70 percent of the offering price, or $0.70 per share). In addition, a $142,500 promissory note issued as part of the 2007 Private placement to James Davis, a greater than ten percent shareholder of the Company, on December 27, 2007, along with $14,923 of interest accrued thereon, automatically converted into 314,846 units identical to the 2009 Units (based on 50 percent of the offering price, or $0.50 per share). The closing of the 2009 Public Offering resolved a contingent conversion feature of the promissory notes. Consequently, the valuation of the beneficial conversion feature of the promissory notes was recalculated, resulting in the recording of a $47,046 increase in the original issue discount. Unamortized original issue discount relating to the warrants and the beneficial conversion feature of these notes (including the adjustment resulting from the new valuation) totaling $434,215 and unamortized debt issuance cost of $207,575 was expensed as interest expense upon the conversion.

•
On February 6, 2009 (30 days after the effective date of the 2009 Public Offering), the $299,250 outstanding promissory notes issued pursuant to the Company’s 2008 Unit Put Arrangement, along with the $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock. The notes and accrued interest converted at 70 percent of the 2009 Public Offering price, or $0.70 per share. The closing of the 2009 Public Offering resolved a contingent conversion feature of the promissory notes. Consequently, the valuation of the beneficial conversion feature of the promissory notes was recalculated, resulting in the recording of an $81,059 increase in the original issue discount. Unamortized original issue discount relating to the warrants and the beneficial conversion feature of the notes (including the adjustment resulting from the new valuation) totaling $209,879 and unamortized debt issuance cost of $44,686 was expensed as interest expense upon the conversion.

(3)	Going Concern; Management’s Plan to Fund Working Capital Needs

The Company incurred net losses of $6,944,064, $4,657,717 and $27,879,877 and negative cash flows from operating activities of $3,149,732, $1,094,973, and $11,469,178 for the years ended December 31, 2009 and 2008 and for the period from August 17, 1999 (inception) to December 31, 2009, respectively. The Company has completed the development of its first product and recently submitted a 510(k) premarket notification application to the FDA for a basic mapping and data maintenance labeling claim. Assuming that FDA clearance is obtained on a timely basis, the Company expects to increase its expenditures as it establishes the production and marketing capabilities through both contracted and internal resources. The Company’s business plan is dependent upon its ability to obtain sufficient capital to fund its transition from product development to production and marketing its products.

As of March 26, 2010, the Company had approximately $575,000 cash on hand and current liabilities of approximately $2.9 million, including $1.3 million of secured debt due on April 28, 2010. However, the Company does not currently have sufficient funds to make a significant commercial launch into the urology market. Management believes that during the remainder of 2010 the Company will need approximately $4 million of working capital to fund planned operations.

As of March 26, 2010, we have 5,760,436 outstanding redeemable warrants. These warrants have an exercise price of $1.30 per share. Of these, we currently have the right to redeem 4,515,607 Public and Private Warrants. We may redeem 1,244,829 Replacement Warrants once the last sale price of our common stock equals or exceeds $4.00 per share for a period of 10 consecutive trading days. Upon our exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. If all holders of the Public and Private Warrants exercise their warrants, we could realize up to approximately $5.9 million, depending on the number of shares actually exercised pursuant to such a redemption. If all holders of the Replacement Warrants exercise their warrants, we could realize up to an additional $1.6 million, depending on the number of shares actually exercised pursuant to such redemption. There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemption were made.

The Company also plans to identify a distribution partner to market our products during 2010. The Company expects such a distribution partner to provide significant financial support in the form of licensing fees, loans, equity investment or a combination of these. In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing, and sales support. There can be no assurance that a distribution partner can be successfully identified and engaged during 2010, or at all.

The Company intends to negotiate with the lenders and loan guarantors and expects to extend the majority of the loans that come due in 2010. Amounts that are not able to be refinanced would be repaid from the proceeds of warrant exercises. The Company continues to work with other short term creditors and expect to make satisfactory arrangements to pay amounts due from the proceeds of the warrant exercises.

If an insufficient number of warrants are exercised, or if adequate financial support from a distribution partner is not received, the Company will likely pursue one or more additional rounds of funding in 2010. If additional funds are raised by the issuance of convertible debt or equity securities, or by the exercise of outstanding warrants, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, the Company may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, The Company may be unable to fund expansion and may be forced to delay market entry.  Ultimately, if no additional financing is obtained beyond what has been secured to date, the Company likely would be forced to cease operations. There can be no assurance the Company will be successful in raising such funds.

(4)	Equipment and Furniture

Equipment and furniture consisted of the following at December 31:

	2009	2008
Computer equipment	$4,473	$11,563
Furniture	4,279	4,279
	8,752	15,842
Less accumulated depreciation	(7,282)	(15,842)
	$1,470	$0

Depreciation expense was $186, $605 and $20,983 for the years ended December 31, 2009 and 2008 and the period from August 17, 1999 (inception) to December 31, 2009, respectively.

(5)	Debt Issuance Cost

The costs related to the Company’s $2.2 million Crown Bank promissory notes issued in January and February 2006 were recorded as debt issuance cost, and were amortized over the approximately two-year term of the notes using the straight-line method until October 14, 2007. At that time, $600,000 of the notes was retired, and approximately $42,800 of debt issuance cost related to that portion of the notes was expensed as debt extinguishment expense. The debt issuance cost associated with the remaining Crown Bank notes were amortized as interest expense until December 28, 2007, when the notes were modified to extend the maturity date of the notes to February 28, 2009. It was determined that the modification was not a substantial modification of the terms of the notes, as the present value of the cash flows under the new convertible promissory note was less than 10 percent different from the present value of the cash flows under the original note. Accordingly, the debt issuance cost from the old debt was carried forward. The remaining $36,370 of unamortized debt issuance cost, together with $12,000 of bank fees associated with the extension, was amortized over the new term of the notes as interest expense.

On October 15, 2007, the Company borrowed $600,000 pursuant to a promissory note issued an individual investor that matured on February 28, 2009. In consideration for this loan, on November 7, 2007 the Company agreed to issue 33,333 shares of its common stock to the lender. The $66,666 value of this consideration was recorded as debt issuance cost and was amortized over the term of the loan. On March 19, 2009, the note was renewed to mature on March 28, 2010. As consideration to the lender for renewing the loan, the Company issued 66,667 shares of its common stock, representing the first six months compensation, and will accrue for issuance 11,111 shares per month for each additional month the note remains outstanding after December 31, 2009. It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note. Accordingly, the $33,333 value of the initial 66,667 shares issued was recorded as debt issuance cost and expensed as debt extinguishment expense. Additional accruals of stock to be issued if the promissory notes remain outstanding after August 31, 2009 were expensed each month as debt extinguishment expense. During the year ended December 31, 2009, 44,444 shares were accrued for issuance pursuant to this loan guarantee compensation arrangement, resulting in additional debt extinguishment expense of $22,222.

Direct costs of the 2007 and 2008 Private Placements and 2008 Unit Put Arrangement offerings totaling $586,201, including underwriting fees, legal and accounting expenses and printing costs, were recorded as a debt issuance cost asset.  Also included in this debt issuance cost was the issuance of warrants to acquire 32,500 shares of our common stock valued at $42,575 related to the origination of the unit put financing facility.  The debt issuance costs were amortized over the term of the related debt.  Unamortized debt issuance cost was expensed upon the automatic conversion of the convertible debt following the closing of the 2009 Public Offering.

On March 19, 2009, pursuant to guaranties received relating to the Company’s renewal of its $1.2 million Crown Bank promissory note, the Company issued an aggregate of 133,334 shares of its common stock to the guarantors representing the first six months’ consideration for providing their guarantee (see Note 11). The $66,667 value of the shares on the issuance date was recorded as debt issuance cost and was amortized on a straight-line basis through August 31, 2009. For each month the promissory note remains outstanding after August 31, 2009, the Company is accruing for issuance to the guarantors 22,222 shares of its common stock. A total of 88,888 shares valued at $44,444 were accrued for issuance and recorded as interest expense during the year ended December 31, 2009.

On June 16, 2009, pursuant to a guarantee received relating to a $100,000 Crown Bank promissory note, the Company issued 6,667 shares of its common stock to the guarantor representing the first six months’ consideration for providing his guarantee (see Note 11).  The $5,467 value of the shares on the issuance date along with $600 of loan origination fees was recorded on the balance sheet as debt issuance cost and was amortized on a straight-line basis over a six month period ending December 31, 2009.

On September 21, 2009, the Company issued 19,833 shares to James Davis representing six months’ consideration for providing a $243,000 loan (see Note 10).  The $28,262 value of the shares was recorded as debt issuance cost and is being amortized as interest expense over a six-month period.

On September 23, 2009, the Company issued 6,667 shares to a guarantor as consideration for providing a guarantee of a $100,025 bank loan (see Note 11).  The $9,000 value of the shares was recorded as debt issuance cost and is being amortized as interest expense over a six-month period.

On September 23, 2009, the Company issued 20,000 shares to an individual lender as consideration for providing a $300,000 loan (see Note 10).  The $27,000 value of the shares was recorded as debt issuance cost and is being amortized as interest expense over a six-month period.

Debt issuance costs are summarized as follows:

	For the years ended December 31,
	2009	2008
Debt issuance costs, gross	$203,662	$701,238
Less amortization	(176,279)	(434,356)

Debt issuance costs, net	$27,383	$266,882

Amortization expense related to debt issuance costs was $443,161, $421,564, and $2,148,894 for the years ended December 31, 2009 and 2008 and the period from August 17, 1999 (inception) to December 31, 2009, respectively.

(6)	Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2009	2008
Accrued interest	$148,129	$169,985
Accrued stock to be issued for loan guarantees – related parties	44,444	–
Accrued stock to be issued for loan consideration	22,222	–
Consulting fees	11,500	15,000
Legal fees	19,710	–
Audit fees	14,000	47,000
Accrued interest-related party	9,225	263,522
Accrued compensation, benefits, and related taxes	–	350,836
Public offering costs	–	70,000
Directors’ fees	–	20,249
Other	–	661
	$269,230	$937,253

(7)	Agreements with Artann Laboratories Inc.

The Company has developed its ProUroScan System under contracts with Artann Laboratories, Inc. (“Artann”), a scientific technology company based in Trenton, New Jersey, that is focused on early stage technology development.

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

Artann 2008 Development Agreement

Under the second Artann agreement, the “Development and Commercialization Agreement,” the parties are collaborating to develop, commercialize and market prostate mechanical imaging systems. During 2008 and 2009, Artann completed all pre-clinical activities and testing on the prostate imaging system, conducted clinical trials and filed an FDA 510(k) submission. In the future, Artann will provide hardware and software development, refinement and debugging services. For the services provided, the Company made cash milestone payments to Artann of $250,000 upon initiation of an FDA approved clinical study and $250,000 upon Artann’s November 18, 2009 completion of the FDA study and submission of the 510(k) approval application on the prostate imaging system. The Company also accrued for issuance to Artann 769,231 shares of common stock of the Company valued at $1,565,385 following the 510(k) submission, which was recorded as research and development expense in the year ended December 31, 2009. Further, as a success bonus, the Company will make a $750,000 cash payment and issue to Artann shares of its common stock having a value of $1 million upon receiving FDA clearance allowing the prostate imaging system to be commercially sold in the United States. The success bonus will be reduced by ten percent for each month that FDA clearance is delayed beyond March 23, 2009. The Company also agreed to pay a monthly retainer fee for technical advice and training by Artann personnel of $30,000 per month for each of the first six months following the effective date of the Development and Commercialization Agreement and $15,000 per month for the next 12 months. During the years ended December 31, 2009 and 2008, retainer fees of $235,000 and $50,000 were recorded as research and development expense, respectively. On March 15, 2010, the Company issued the 769,231 shares of common stock that had been accrued for issuance as of December 31, 2009 (see Note 16).

Additionally, Artann will facilitate the transfer of commercial production to a third party.  Qualified Artann personnel shall provide manufacture and scale-up services to the Company or a third party manufacturer designated by the Company to facilitate the commercial manufacture of the prostate imaging systems at a cost of $1,200 per day per individual for such services.

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

Accrued License and Development Fees

Accrued license and development fees consisted of the following amounts due to Artann under the License Agreement and the Development and Commercialization Agreement as of December 31:

	2009	2008
Accrued stock payment for development milestone	$1,565,385	$-
Contracted development fees	30,000	-
Upfront license fee payable in cash	-	$600,000
Upfront license fee payable in equity	-	500,000
First milestone cash payment due under the Development and Commercialization Agreement	-	250,000
Less: Advances	-	(22,165)
Accrued license and development fees	$1,595,385	$1,327,835

(8)	Commitments and Contingencies

(a)	Lease

The Company rents a small amount of office space on a month-to-month basis at a cost of approximately $1,100 per month, which is the market price for similar office space in Minneapolis, Minnesota. Rent expense for the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009 was $10,668, $23,062 and $266,874, respectively.

(b)	Legal proceedings

On July 15, 2009, Rensselaer Polytechnic Institute (“RPI”) filed a lawsuit against the Company seeking payment of $202,716 plus interest, penalties, costs and disbursements, including attorneys’ fees. In the complaint, RPI alleged that the Company breached obligations to pay RPI an aggregate of $202,716 under the terms of a license agreement dated July 13, 2001 between RPI and the Company and a sponsored research agreement dated as of December 9, 2005 between RPI and the Company. On December 7, 2009, the Company entered into a settlement agreement with RPI concerning litigation originally filed by RPI against the Company on July 15, 2009. In the settlement agreement, the Company agreed to pay to RPI a total of $117,000 in installments as follows: $10,000 upon signing, $6,000 per month from December 2009 through October 2010, and $41,000 in November 2010. The Company executed an affidavit for judgment by confession to secure the above payments. The Company has 20 days to cure any failure to make the required payments. As the full amount due to RPI was recorded in prior years, no additional provision was recorded and previously recorded minimum royalty expenses of $20,000 were reversed during the year ended December 31, 2009.

(9)	Income Taxes

The Company has generated net operating loss carryforwards of approximately $6.7 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Code.  The Company has analyzed its equity ownership changes and believes that such an ownership change has occurred.  The Company’s use of its net operating loss carryforwards and built-in loss will be limited as a result of this change; however, the amount of limitation will not be known until a full Section 382 study can be completed.

The Company has recorded a full valuation allowance against its deferred tax assets and deferred tax liability due to the uncertainty of realizing the related benefits and costs as follows:

	2009	2008
Deferred tax assets
Net operating loss carryforwards	$2,559,000	$1,916,000
Capitalized start up costs	3,570,000	2,921,000
Expenses paid with options and warrants	722,000	724,000
Capitalized licenses	804,000	893,000
Accrued expenses to be paid in stock	625,000	0
Other	0	164,000
Deferred tax liability
Beneficial conversion feature of convertible debentures	0	(212,000)
Less: valuation allowance	(8,280,000)	(6,406,000)
Net deferred tax assets	$0	$0

The change in the valuation allowance was $1,874,000, $1,336,000 and $8,280,000 for the years ended December 31, 2009 and 2008 and the period from August 17, 1999 (inception) to December 31, 2009, respectively.  The Company has reviewed its issuances of convertible debt, and has recognized a deferred tax liability for the temporary difference between the book basis and tax basis resulting from beneficial conversion features of the debt instruments.  The effect of recognizing the deferred tax liability was charged to equity.  During the year ended December 31, 2009, all of the Company’s convertible debt was retired or converted, and the deferred tax liability was reversed.   The remaining deferred tax liability at December 31, 2008 was $212,000, which was offset against the deferred tax valuation.

Reconciliation between the federal statutory rate and the effective tax rates for the years ended December 31, 2009 and 2008 and the period from August 17, 1999 (inception) to December 31, 2009 is as follows:

	2009		2008		Period from August 17, 1999 (inception) to December 31, 2009
Federal statutory tax rate	(34.0	) %	(34.0	) %	(34.0	) %
State taxes, net of federal benefit	(4.5)		(4.5)		(4.5)
Employee incentive stock options	1.0		0.3		1.7
Expired warrants and options	1.3		4.5		1.4
Replacement warrants issued as an incentive to early exercise warrants	7.5		–		1.9
Capitalized license fees	–		–		0.7
Beneficial conversion feature of convertible debt	5.1		7.0		3.1
Change in valuation allowance	23.6		26.7		29.7
Effective tax rate	0.0%		0.0%		0.0%

The Company has adopted the policy of classifying interest in interest expense and penalties in general and administrative expense.

The Company had no significant unrecognized tax benefits as of December 31, 2009 or December 31, 2008 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2006 - 2008
State of Minnesota 2006 - 2008

(10)	Notes Payable

On October 31, 2007, the Company issued a promissory note for $600,000 in favor of an individual lender effective as of October 15, 2007.  On March 11, 2008, the promissory note was amended to make the interest accrued pursuant to the promissory note payable on the maturity date, rather than payable monthly.  On March 19, 2009, the Company again amended the promissory note with the lender.  Under the terms of the amendment, the note’s maturity date was extended to March 28, 2010 and the interest rate was changed to 1.0 percent over the prime rate, but never less than 6.00 percent (6.00 percent and 6.50 percent at December 31, 2009 and 2008, respectively), and has a subordinated security interest in all of the Company’s assets.  As consideration to the lender for making this loan and amendments thereto, the Company issued shares of its common stock and warrants to acquire shares of its common stock (see Note 14(g)).  On March 26, 2010, the note was retired pursuant to an equity conversion (see Note 16).

Between May 1, 2009 and September 16, 2009, James Davis made various payments for the benefit of the Company and provided the Company with certain cash advances totaling approximately $243,000. The purpose of these payments and advances was to help fund specific Company activities related to product development, clinical studies and Food and Drug Administration (“FDA”) related activities. On September 21, 2009, Mr. Davis and the Company executed a promissory note in the principal amount of $243,000 (the “Davis Note”) to formalize the Company’s obligation to Mr. Davis for these amounts. In lieu of cash interest the Company is accruing 1,618 shares of its common stock for issuance to Mr. Davis for each month or portion thereof that the principal amount of the Davis Note is outstanding. As of December 31, 2009, 6,474 shares of common stock were accrued for issuance and $9,225 of interest expense was recorded. All of the accrued shares will be issued upon repayment of the Davis Note. The Davis Note matures on March 28, 2011, and provides Mr. Davis with a subordinated security interest in the Company’s assets.

On June 1, 2009, the Company borrowed $81,345 pursuant to an unsecured insurance policy financing agreement. The financing agreement is payable in 10 monthly installments of $8,058 per month and bear interest at 6.48 percent.

On September 1, 2009, the Company received an advance of $26,000 from a director.  On November 6, 2009, the advance was applied to the director’s exercise of warrants.  In lieu of cash interest, the Company issued 925 shares of its common stock to the director and recorded $1,323 of interest expense.

On September 23, 2009, the Company borrowed $300,000 from an individual lender pursuant to a secured promissory note.  In lieu of cash, the Company is accruing 1,998 shares of its common stock for issuance to the investor for each month or portion thereof that the principal amount of the loan remains outstanding.  As of December 31, 2009, 7,992 shares of common stock were accrued for issuance and $10,789 of interest expense was recorded.  All accrued shares will be issued upon repayment of the loan.  The promissory note matures on March 28, 2011 and provides the lender with a subordinated security interest in the Company’s assets.

The Company has provided equity consideration to the individual lenders.  See Note 14(g) for more information regarding the equity consideration issued.  See Note 15 for information regarding related party transactions and loans.

The following summarizes notes payable balances at December 31, 2009 and 2008, and the related activity during the year ended December 31, 2009:

	Year Ended December 31,
	2009	2008	2009 Activity
Short term notes payable:
Note payable dated October 15, 2007	$600,000	$600,000	Amended to extend maturity date to March 28, 2010
Note payable dated July 31, 2007	—	34,000	Paid in full
Note payable dated June 1, 2006	—	9,350	Paid in full
Insurance policy financing	24,865	25,075	2008 balance paid in full; 2009 balance per description above
Total notes payable-short term	$624,865	$668,425

Long term notes payable:
Long term note payable
Note payable dated September 23, 2009	$300,000	$—	2009 balance per description above
Long-term note payable – related party
Note payable dated September 21, 2009	$243,000	$—	2009 balance per description above

(11)	Notes Payable - Bank

On March 19, 2009, the Company renewed its $1.2 million Crown Bank promissory note.  The renewed note matures on March 28, 2010 and bears interest at the prime rate plus one percent, but never less than 6.00 percent (6.0 percent and 6.5 percent at December 31, 2009 and 2008, respectively).  No other note terms were changed.  The note remains collateralized by all Company assets and guaranteed by two individual guarantors.  On March 26, 2010, the maturity date of the promissory note was extended to mature on April 28, 2010.

On June 16, 2009, the Company borrowed $100,000 from Crown Bank pursuant to a promissory note that is collateralized by all Company assets and guaranteed by an individual guarantor. The note matures on March 28, 2010 and bears interest at the prime rate plus one percent, but never less than 6.00 percent (6.0 percent at December 31, 2009).

On September 23, 2009, the Company borrowed $100,025 from Central Bank pursuant to an unsecured promissory note. The promissory note matures on January 17, 2011, and bears interest at the prime rate plus one percent, with a minimum rate of 6.0 percent (6.0 percent at December 31, 2009). The promissory note was guaranteed by an individual guarantor, whose guaranty was collateralized by Company assets. On March 26, 2010, the maturity date of the promissory note was extended to mature on April 28, 2010.

The Company has provided shares of its common stock as consideration to the guarantors of its bank debt (see Note 14(g).

The following summarizes bank notes payable balances at December 31, 2009 and 2008, and the related activity during the year ended December 31, 2009:

	Year Ended December 31,
	2009	2008	2009 Activity
Short term note payable – bank:
Crown Bank note	$1,200,000	$1,200,000	Amended to extend maturity date to March 28, 2010
Crown Bank note	—	400,000	Paid in full
Crown Bank note	100,000	—	2009 balance per description above
Total notes payable bank-short term	$1,300,000	$1,600,000
Long term note payable – bank:
Central Bank note	$100,025	$—	2009 balance per description above

(12)	Convertible Debt

On April 3, 2008, the Company borrowed $37,500 pursuant to a convertible promissory note issued in favor of James Davis. On September 25, 2008, the Company borrowed an additional $150,000 pursuant to another convertible promissory note issued in favor of Mr. Davis. As Mr. Davis’s ability to exercise the conversion feature of the $150,000 note was contingent upon an event outside of his control, the note’s bargain conversion feature valued at $103,396 was not recorded until the January 12, 2009 closing of the 2009 Public Offering when the contingency was removed. On March 19, 2009, Mr. Davis agreed to refinance both the $150,000 debt (and $7,291 of interest accrued thereon) and the $37,500 note (and $3,646 of accrued interest thereon), along with another $2,632 payable to Mr. Davis and $12,293 of expenses paid by Mr. Davis on behalf of the Company. Mr. Davis also agreed to loan to the Company an additional $67,638 to pay for the exhibition of the prostate mechanical imaging system at the annual American Urology Association meeting, the retention of an investor relations firm and the initiation of a clinical advisory board. He also agreed to have certain website maintenance services performed for the Company. Pursuant to the refinancing and the other arrangements, the Company issued a $281,000 unsecured convertible promissory note to Mr. Davis. The promissory note was to mature on March 19, 2010, bore no interest and was convertible into our common stock at $0.55 per share at the option of Mr. Davis. It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note. Accordingly, $113,709 of unamortized original issue discount related to the original $150,000 note was expensed as debt extinguishment expense and the bargain conversion option of the new note, valued at $123,000 using the Black-Sholes pricing model, was recorded as original issue discount and amortized as debt extinguishment expense over the term of the note. On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note, and the note was converted into 510,909 shares of the Company’s common stock.

The following summarizes convertible notes payable balances at December 31, 2009 and 2008, and the related activity during the year ended December 31, 2009:

	Year Ended December 31,
	2009	2008	2009 Activity
Short-term convertible debt:
10% unsecured convertible debentures	$—	$333,334	Fully converted (see Note 2)
10% convertible promissory notes issued pursuant to 2007 and 2008 Private Placements	—	1,268,250	Fully converted (see Note 2)
Convertible promissory note dated April 3, 2008	$—	$37,500	Repaid $8,000 in cash, fully converted the remaining $29,500
Less: original issue discount	—	(252,121)	Remaining original issue discount expensed upon debt conversion
Total notes payable bank-short term	$—	$1,386,963

Short-term convertible debt – related party:
10% unsecured convertible debentures	$—	$400,000	Fully converted (see Note 2)
10% convertible promissory notes issued pursuant to 2007 and 2008 Private Placements	—	465,500	Fully converted (see Note 2)
Convertible promissory note dated April 3, 2008	—	37,500	Fully converted
Convertible promissory note dated April 3, 2008	—	37,500	Refinanced on March 19, 2009 (see above)
Less: original issue discount	—	(114,066)	Remaining original issue discount expensed upon debt conversion
Total notes payable bank-short term	$—	$826,434

Long-term convertible debt:
10% convertible promissory notes issued pursuant to the 2008 Unit Put arrangement	$—	$204,250	Fully converted (see Note 2)
10% convertible promissory notes issued pursuant to 2008 Private Placements	—	166,250	Fully converted (see Note 2)
Less: original issue discount	—	(149,301)	Remaining original issue discount expensed upon debt conversion
	$—	$221,199

Long-term convertible debt – related parties:
10% convertible promissory notes issued pursuant to the 2008 Unit Put arrangement	$—	$95,000	Fully converted (see Note 2)
Promissory note dated September 25, 2008	—	150,000	Refinanced on March 19, 2009 (see above)
Less: original issue discount	—	(82,241)	Remaining original issue discount expensed upon debt conversion
	$—	$162,759

(13)	Future Maturities of Long term Debt

Future maturities of long-term notes for the years succeeding December 31, 2009 are as follows:

Year	Notes Payable	Notes Payable- Bank	Total
2010	$–	$–	$–
2011	543,000	100,025	643,025
Total	$543,000	$100,025	$643,025

(14)	Shareholders’ Equity (Deficit)

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

•
On March 21, 2007, the Company and the four guarantors of the Company’s Crown Bank promissory notes (see Note 11) agreed to amend the related debenture agreements.  Pursuant to the revised debenture agreements, among other things, the Company issued a total of 12,478 shares of its Investment Units to the four guarantors in lieu of $49,911 of accrued interest.  The 6,240 warrants were valued at $26,829 using the Black-Scholes method and were recorded as debt extinguishment expense.

•
On September 10, 2007, the Company sold a total of 1,100 shares of its common stock to Mr. Carlson and Mr. Smith.  The per share selling price of $3.00 was based on the last selling price prior to this sale as reported on the Over-the-Counter Bulletin Board.  The subscription price was paid by the conversion of a $3,300 of loans to the Company from Mr. Carlson and Mr. Smith.

(e)	Common stock and warrants issued pursuant to the 2007 and 2008 Private Placements, the 2008 Unit Put Arrangement and the 2009 Public Offering

•
Between December 27, 2007 and July 30, 2008, the Company closed on the sale of an aggregate $1,850,000 of units under its 2007 and 2008 Private Placements (see Note 1(a)), and converted $150,000 of existing loans from James Davis into similar units.  At the closings, the Company issued warrants to purchase a total of 400,000 shares of common stock to the investors.  The exercise price of the warrants was set upon the January 7, 2009 effective date of the 2009 Public Offering at $0.50 per share (based on 50 percent of the offering price).  All of these warrants became exercisable upon the January 12, 2009 closing of the 2009 Public Offering and will remain exercisable until December 31, 2012.

The $153,735 relative fair value of the aggregate 400,000 warrants issued were recorded as an original issue discount as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470 against the convertible debt liability, and were amortized as interest expense over the term of the convertible debentures.  The unamortized original issue discount relating to the warrants was expensed as interest expense upon the January 12, 2009 closing of the 2009 Public Offering.

•
On September 16, 2008, pursuant to the Company’s 2008 Unit Put Arrangement (see Note 1(a)), the Company issued warrants, exercisable until December 31, 2012 at an exercise price of $1.00 per share, to purchase an aggregate 32,500 shares of our common stock (the “Origination Warrants”).  Of these, 31,500 Origination Warrants became exercisable when the Company exercised its put options and closed on $315,000 of the 2008 Unit Put Arrangement, while 1,000 Origination Warrants were forfeited when an investor failed to meet a $10,000 unit put obligation.  The Origination Warrants, valued at $42,575 using the Black-Scholes pricing model, were recorded as a debt issuance cost asset and amortized as interest expense over the term of the 2008 Unit Put Arrangement (see Note 5).

Each unit issued in the 2008 Unit Put Arrangement included a warrant that will remain exercisable until December 31, 2012 at an exercise price of $1.00 per share (a “Unit Put Warrant”). The purchase price of the warrant portion of each unit was $500.

Between September 16, 2008 and December 11, 2008, the Company exercised $315,000 of its put options under the Unit Purchase Agreement and issued 63,000 Unit Put Warrants.  The $17,493 relative fair value of the Unit Put Warrants was recorded as an original issue discount as defined in ASC Topic 470 against the convertible debt liability, and was amortized as interest expense over the term of the convertible debentures.  On February 6, 2009, the $299,250 outstanding promissory notes issued pursuant to the Company’s 2008 Unit Put Arrangement, along with the $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock.  The unamortized original issue discount was expensed as interest cost upon this conversion.

•
On January 7, 2009, the 2009 Public Offering was declared effective by the United States Securities and Exchange Commission, and January 12, 2009 the 2009 Public Offering was closed.  In the offering, the Company sold 3,050,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share resulting in net cash of $1,790,472, after costs of $1,259,528.

•
As additional compensation pursuant to the 2009 Public Offering, the Company sold to the underwriter, Feltl & Company, for nominal consideration, a warrant (the “Underwriter’s Warrant”) to purchase up to 305,000 units. The Underwriter’s Warrant is not exercisable until January 7, 2010 and thereafter is exercisable at $1.20 per unit for a period of four years.

•
On the January 7, 2009 effective date of the 2009 Public Offering, the $1,757,500 aggregate amount of notes from the 2007 and 2008 Private Placements, along with $162,974 of interest accrued thereon, automatically converted into 2,743,535 units identical to those sold in the 2009 Public Offering (based on 70 percent of the offering price, or $0.70 per share).  On the same date, the $142,500 of Davis Note, along with $14,908 of interest accrued thereon, automatically converted into 314,846 units identical to those sold in the 2009 Public Offering (based on 50 percent of the offering price, or $0.50 per share).

•
The exercise price of the Davis Warrants and the warrants from the 2007 and 2008 Private Placements was set upon the January 7, 2009 effective date of the 2009 Public Offering at $0.50 per share (based on 50 percent of the offering price.  All of these warrants became exercisable upon the January 12, 2009 closing of the 2009 Public Offering and will remain exercisable until December 31, 2012  Unamortized original issue discount relating to the warrants and the beneficial conversion feature of the notes totaling $387,169 and unamortized debt issuance cost of $207,575 was expensed as interest expense upon the conversion.

(f)	Common Stock and Warrants issued for services and liabilities

•
In March 2002, the Company granted a warrant to purchase 3,000 shares of common stock to a former director that was exercisable at $11.33 per share. This warrant expired unexercised.  An aggregate of $12,075 of stock-based compensation expense related to this warrant was recognized in the period from August 17, 1999 (inception) to December 31, 2009.

•
In November 2002, the Company granted a warrant to purchase 150 shares of common stock at an exercise price of $23.33 per share to a consultant, for services rendered.  This warrant expired unexercised.  An aggregate of $490 of stock-based compensation expense related to this warrant was recognized in the period from August 17, 1999 (inception) to December 31, 2009.

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

•
In July 2004, the Company entered into a research and development agreement for the development of the ProUroScan System.  Under this agreement, warrants for the purchase of 10,000 shares of the Company’s common stock upon the execution of the agreement and warrants for the purchase of 20,000 shares of the Company’s common stock in December 2004. The warrants were fully vested, five-year warrants at a per share exercise price of $20.00 per share value.  The total value of these warrants computed using the Black-Scholes pricing model was $281,086.  The value of the warrants was recorded as research and development expense in the year ended December 31, 2004.

•	In October 2004, another vendor was issued 4,444 shares of the Company’s common stock in lieu of $88,882 cash for accounts payable.

•
On April 11, 2005, the Company entered into a placement agency agreement with an investment firm to raise working capital for the Company.  Pursuant to the agreement, on May 13, 2005 the Company issued 5,000 shares of the Company’s common stock to the placement agent.  The 5,000 shares were valued at $51,000 using the stock price on the date of grant and were recorded as general and administrative expense during the year ended December 31, 2005.

•	On December 30, 2005, the Company issued 4,541 shares of common stock to our current and former directors in satisfaction of accrued director’s fees in the amount of $40,418.

•
On April 21, 2006, the Company issued 7,000 shares of its common stock to its former Vice-President of Engineering, upon his resignation, pursuant to his employment agreement.  The shares were valued at $44,800 based on the average closing share price during the five days before and after the issuance date, and were recorded as compensation expense during the year ended December 31, 2006.

•	On September 8, 2006, the Company issued 1,415 shares of its common stock to a vendor, as payment for product development work valued at $8,938.

•	On April 2, 2007, the Company issued 4,141 shares of its common stock to a vendor, as payment for product development work valued at $20,704.

•
On April 16, 2007, the Company issued to Artann five-year warrants (immediately exercisable) to acquire 20,000 shares of its common stock at $4.10 per share pursuant to an agreement with Artann.  The warrants were valued at $72,000 by the Black-Scholes pricing model and recorded as research and development expense during the year ended December 31, 2007.

•	On September 10, 2007, the Company issued a total of 20,694 shares of its common stock to its directors and former directors as payment for $62,082 of accrued directors’ fees.

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

•
On July 11, 2008, the Company issued a total of 37,967 shares of the Company’s common stock to its directors in recognition of extraordinary amount of time and effort they spent on the Company’s restructuring and refocusing efforts since January 2007.  The shares were valued at $1.00 per share and expensed on the date of issuance.

•	On January 15, 2009, the Company issued 454,546 shares of common stock to Artann in satisfaction of a $500,000 liability pursuant to its license agreement with Artann.

•	On April 13, 2009, the Company issued an aggregate of 27,366 shares to its independent directors as payment of $20,250 directors’ fees accrued through December 31, 2008, in lieu of cash.

•
On July 23, 2009, the Company issued a two-year warrant to purchase 30,000 shares of our common stock at an exercise price of $1.25 per share to its public relations firm as consideration for services provided to the Company.  The warrant, valued at $26,400 using the Black-Scholes pricing model, was recorded as general and administrative expense.

•	On September 29, 2009, the Company issued 4,834 shares to a director as payment of $7,250 directors’ fees, in lieu of cash.

•	On December 3, 2009, the Company issued 10,000 shares of its common stock to a web-site designer for services provided valued at $7,425.

(g)	Common Stock and Warrants issued pursuant to loans and loan guarantees

Each warrant listed below was valued using the Black-Scholes pricing model; however, the recorded value of warrants issued to lenders and guarantors of Company debt is limited to the corresponding amount loaned or guaranteed.

•
During the year ended December 31, 2003, the Company issued warrants to purchase a total of 64,287 shares of common stock at $23.33 per share to nine individuals, including 4,286 shares to a Company director in exchange for their guaranteeing a bank line of credit.  An aggregate of $216,112 of debt issuance cost related to these warrants was recorded and amortized over the life of the bank line of credit.  Upon the closing of the Company’s 2004 private placement and Merger on April 5, 2004, certain exercise price protections and anti-dilution provisions of these warrants became effective.  Under the terms of these provisions, the holders of these warrants became eligible to purchase a total of 101,788 shares at $16.67 per share.  The additional warrants and revaluation of the existing warrants were valued at $320,974 using the Black Scholes pricing model, and were recorded as interest expense at the time of issuance.  The warrants expired unexercised.

•
In September 2005, the Company engaged a consultant to assist with the introduction of strategic investors to the Company.  Under this agreement, on September 1, 2005 and February 22, 2006, the Company issued a total of 5,000 shares of common stock valued at $40,500 on the grant dates to the consultant.  Upon the closing of the Company’s Crown Bank notes on February 16, 2006, the $43,000 aggregate value of the shares and initial retainer were recorded as debt issuance cost and were amortized over the term of the notes.

•
On September 14, 2005, in connection with a commercial guaranty of a $100,000 bank loan, the Company issued two five-year warrants (immediately exercisable) to an individual investor to acquire a total of 5,000 shares of the Company’s common stock at $5.00 per share.  The warrants, valued at $29,000 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $29,000 of expense related to the value of the warrants during the period from August 17, 1999 (inception) to December 31, 2009.

•
On September 21, 2005, in connection with $100,000 loan from an individual investor, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 5,000 shares of the Company’s common stock at $5.00 per share.  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black-Scholes pricing model, were recorded as original issue discount as defined in ASC Topic 470 expensed on a straight-line basis over the term of the promissory note as interest expense.  The Company recorded $26,500 of expense related to the value of the warrants during the period from August 17, 1999 (inception) to December 31, 2009.

•
On October 19, 2005, in connection with commercial guaranties of a $300,000 loan from a bank, the Company issued five-year warrants (immediately exercisable) to two investors to acquire up to 7,500 shares (15,000 shares in total) of the Company’s common stock at $5.00 per share.  The warrants, valued at $79,500 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $79,500 of expense related to the value of the warrants during the period from August 17, 1999 (inception) to December 31, 2009.

•
On January 25, 2006, in connection with a $23,000 loan, the Company issued a five-year warrant (immediately exercisable) to a partnership to acquire 5,000 shares of Company common stock at $5.00 per share.    The gross proceeds of $23,000 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The fair value of the warrant estimated at grant date using the Black-Scholes pricing model exceeded the amount of the loan.  Accordingly, the warrant was valued at $23,000 and recorded as original issue discount as defined in ASC Topic 470 and expensed as interest expense over the term of the loan.

•
On June 1, 2006, the Company borrowed $75,000 from an individual investor, and in connection therewith issued to the investor a promissory note to mature on August 30, 2006.  Under the terms of the loan agreement, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire 3,750 shares of Company common stock at $5.00 per share.  The fair value of the warrant at the grant date was estimated using the Black-Scholes pricing model to be $25,500 and was recorded as original issue discount as defined in ASC Topic 470 and subsequently expensed as interest expense over the 90-day term of the loan.

On August 24, 2006 the promissory note was amended to mature on October 29, 2006 and the Company agreed to issue a five-year warrant to the investor to acquire 41.7 shares of the Company’s common stock at $5.00 per share for each day the promissory note was outstanding after August 30, 2006 upon repayment of the promissory note.  These warrants were valued at $5.40 per share using the Black-Scholes pricing model.  In connection with amendments to the promissory note, the Company issued to the investor 31,817 warrants accrued between August 30, 2006 and October 1, 2008 along with a warrant to acquire 3,000 shares of its common stock and agreed to continue to accrue 41.7 warrants per day to be issued upon the Company’s repayment of the promissory note.  The warrants issued and accrued on and after October 1, 2008 were five-year warrants with an exercise price of $1.50 per share, and were valued at $1.32 per share using the Black-Scholes pricing model.

The present value of the cash flows under both amendments was greater than 10 percent different from the present value of the cash flows under the original agreement, indicating that a substantial modification of debt terms had occurred.  Accordingly, the warrants issued and the accrual of warrants to be issued pursuant to the amended note were recorded as debt extinguishment expense.  The total debt extinguishment expense recorded for the 459, 15,262 and 36,112 warrants accrued for issuance during the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009 was $607, $70,723 and $181,443, respectively.  On January 12, 2009, the Company repaid the promissory note and issued 4,295 warrants related to this note.

•
On July 21, 2006, in connection with a $7,500 loan from an individual investor, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire 375 shares of Company common stock at $5.00 per share.  The gross proceeds of $7,500 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The warrant, valued at $2,025 using the Black-Scholes pricing model, was recorded as original issue discount as defined in ASC Topic 470 and was expensed as interest expense during the year ended December 31, 2006.

•
On August 30, 2006, in connection with a $10,000 loan from an individual investor, the Company issued a five-year warrant (immediately exercisable) to the investor to acquire 500 shares of Company common stock at $5.00 per share. The gross proceeds of $10,000 were allocated between the promissory note and the common stock warrant based on the relative fair values of the securities at the time of issuance.  The warrant, valued at $2,300 using the Black-Scholes pricing model, was recorded as original issue discount as defined in ASC Topic 470 and was expensed as interest expense during the year ended December 31, 2006.

•
On November 30, 2006, the Company borrowed $100,000 from a partnership, and in connection therewith issued to the partners a promissory note to mature on January 2, 2007.  Pursuant to the terms of the promissory note, the Company issued five-year warrants (immediately exercisable) to the partners to acquire 5,000 shares of Company common stock at $5.00 per share.  In addition, pursuant to the terms of the promissory note, the Company issued an additional five-year warrant (immediately exercisable) to the partners to acquire 5,000 shares of Company common stock at $5.00 per share, when the loan was not repaid on January 2, 2007.  The first warrant, valued at $22,500 using the Black-Scholes pricing model, was recorded as original issue discount as defined in ASC Topic 470 and was expensed as interest expense over the term of the promissory note.  The second warrant, also valued at $22,500, was expensed immediately as interest expense.  The Company recorded interest expense of $45,000 related to the warrants issued pursuant to the original agreement during the period from August 17, 1999 (inception) to December 31, 2009.

On each of March 20, 2007 and August 8, 2007, the Company amended the promissory note with the partnership, resulting in an extension of its due dates, the issuance of a third warrant to acquire 5,000 shares of Company common stock at $5.00 per share on February 1, 2007 and an agreement to issue to the partners five-year warrants to acquire 167 shares at $5.00 per share for each day the principal remained unpaid on and after March 1, 2007.  The present value of the cash flows under the modifications was greater than 10 percent different from the present value of the cash flows under the existing agreement, indicating that a substantial modification of debt terms had occurred.  Accordingly, the accrual of warrants to be issued and the warrants issued on February 1, 2007 pursuant to the promissory note were recorded as debt extinguishment expense.  The Company expensed as debt extinguishment cost $0, $4,848 and $206,485 related to the accrual of 0,1,347 and 52,357 warrants to be issued of warrants pursuant to the amended terms of the promissory note during the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.  On January 16, 2008, the Company repaid the outstanding principal amount of the note and issued the 52,357 accrued warrants.

•
On March 14, 2007, upon the termination of employment of an employee, and in consideration for an agreement to defer payment of accrued salaries until the Company is able to make such payments, the Company agreed to extend by three years the expiration date of 30,000 warrants beneficially held by the employee.  The modification of the warrant resulted in the recording of an immediate incremental compensation expense totaling $96,000, computed as the increase in the fair value of the warrant as determined using the Black-Scholes pricing model over the fair value so determined immediately before the modification.

•
On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs pursuant to a promissory note issued to an individual investor.  During the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, the Company accrued for issuance warrants to acquire 680, 12,576 and 28,656 shares of the Company’s common stock, respectively, and recorded interest expense of $2,720, $50,304 and $114,624, respectively, related thereto.  On January 20, 2009, the Company repaid the promissory note and issued 28,656 warrants related to this note.

•
On August 29, October 31, and November 30, 2007, the Company borrowed for working capital needs $50,000, $100,000 and $25,000, respectively, from James Davis.  On December 27, 2007 these notes were converted into the units sold by the Company in its 2007 Private Placement (see Note 14(e)). Pursuant to the terms of the promissory note the Company issued to Mr. Davis 12,550 warrants that were valued at $28,340 using the Black-Scholes pricing model, which were expensed as interest expense during the period from August 17, 1999 (inception) to December 31, 2009.

•
On October 15, 2007, the Company borrowed $600,000 pursuant to a promissory note issued to an individual investor.  In consideration for this loan, on November 7, 2007 the Company agreed to issue 33,333 shares of its common stock to the investor.  The $66,666 value of this consideration was recorded as debt issuance cost and was amortized over the term of the loan using the straight-line method, which approximates the interest method.  The Company recorded $7,836, $48,473 and $66,667 of interest expense related to the amortization of this debt issuance cost during the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.  On October 31, 2008, pursuant to the terms of the loan when the loan remained unpaid on that date, the Company issued to the investor 6,667 shares of its common stock and a five-year immediately exercisable warrant to acquire 16,667 shares of its common stock at an exercise price of $2.00.  The $6,667 value of the shares issued and the $12,834 value of the warrants was recorded as interest expense during the year ended December 31, 2008.

On March 19, 2009, the note was renewed to mature on March 28, 2010.  As consideration to the lender for renewing the loan, the Company issued 66,667 shares of its common stock, representing the first six months compensation, and is accruing for issuance 11,111 shares per month for each additional month the note remains outstanding after August 31, 2009.  It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the $33,333 value of the initial 66,667 shares issued was recorded as debt extinguishment expense.  Additional accruals of stock to be issued if the promissory notes remain outstanding after August 31, 2009 were expensed each month as debt extinguishment expense.  During the year ended December 31, 2009, 44,444 shares were accrued for issuance pursuant to this loan guarantee compensation arrangement, resulting in additional debt extinguishment expense of $22,222.

•
On January 7, 2009, upon the effective date of the 2009 Public Offering, the Company issued 292,384 shares of common stock to holders of $733,334 of convertible debentures pursuant to the automatic conversion of the debentures and $143,815 interest accrued thereon.

•
On December 28, 2007, pursuant to the terms of guarantees of its $1.2 million Crown Bank promissory note, the Company issued to the three guarantors an aggregate of 88,889 shares of the Company’s common stock.  The $88,889 value of the shares was immediately expensed as interest.  On October 31, 2008, pursuant to the terms of the guarantees when the Crown bank loan remained unpaid, the Company issued to the three guarantors an aggregate amount of 17,778 shares of our common stock and five-year immediately exercisable warrants to acquire an aggregate of 44,445 shares of our common stock at an exercise price of $2.00 per share.  The $17,778 value of the shares issued and the $34,223 value of the warrants was recorded as interest expense during the year ended December 31, 2008.

On March 19, 2009, pursuant to guaranties received relating to the Company’s renewal of the Crown Bank promissory note, the Company issued an aggregate of 133,334 shares of its common stock to the guarantors representing the first six months’ consideration for providing their guarantee (see Note 11).  The $66,667 value of the shares on the issuance date was recorded as debt issuance cost and was amortized on a straight-line basis through August 31, 2009.  For each month the promissory note remains outstanding after August 31, 2009, the Company is accruing for issuance to the guarantors 22,222 shares of its common stock.  A total of 88,888 shares were accrued for issuance as of December 31, 2009.  The $44,444 value of the shares was recorded as interest expense.

•
On April 3, 2008, as consideration to James Davis, William Reiling and another investor for providing certain loans to the Company, the Company issued five-year warrants (immediately exercisable) to purchase a total of 75,000 shares of the Company’s common stock at $1.50 per share.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The relative fair value of warrants was recorded as original issue discount on the related convertible promissory notes and was expensed as interest expense over the term of the notes.  During the year ended December 31, 2008, original issue discounts of $42,768 were expensed as interest expense.  On January 22, 2009, $29,500 of the convertible promissory notes was converted into 42,143 shares of the Company’s common stock.

•
On September 25, 2008, the Company borrowed $150,000 pursuant to a convertible promissory note issued in favor of James Davis.  As consideration for providing the loan, the Company issued an immediately exercisable, five-year warrant to purchase 100,000 shares of the Company’s common stock at $1.50 per share to Mr. Davis.  The $46,604 relative fair value of the warrant was recorded as original issue discount and expensed as interest expense over the term of the promissory note.  During the year ended December 31, 2008, original issue discount of $8,280 was expensed as interest expense.  On March 19, 2009, Mr. Davis agreed to refinance the $150,000 debt interest and a $37,500 note along with accrued interest and additional amounts loaned to the Company. Pursuant to the refinancing and the other arrangements, the Company issued a $281,000 unsecured convertible promissory note to Mr. Davis.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note, and the note was converted into 510,909 shares of the Company’s common stock (see Notes 12 and 15).

•
On June 16, 2009, the Company issued 6,667 shares valued at $5,467 to a guarantor as consideration for providing a guarantee of a $100,000 bank loan (see Note 11). The Company will accrue for issuance 1,111 shares of its common stock as further consideration for each month or portion thereof that the principal amount of the loan remains outstanding beginning January 1, 2010. All accrued shares will be issued upon repayment of the loan.  The value of the shares was recorded as debt issuance cost.

•
On September 21, 2009, the Company issued 19,833 shares valued at $28,262 to Mr. Davis as six months worth of consideration for providing a $243,000 loan (see Notes 10 and 15).  The value of the shares was recorded as debt issuance cost and is being amortized over six months.  The Company will accrue for issuance 2,700 shares of its common stock as further consideration for each month or portion thereof that the principal amount of the loan remains outstanding beginning March 23, 2010. All accrued shares will be issued upon repayment of the loan.  The value of the shares was recorded as debt issuance cost.

•
On September 23, 2009, the Company issued 6,667 shares valued at $9,000 to a guarantor as six months worth of consideration for providing a guarantee of a $100,025 bank loan (see Note 11).  The value of the shares was recorded as debt issuance cost and is being amortized over six months.  The Company will accrue for issuance 1,111 shares of its common stock as further consideration for each month or portion thereof that the principal amount of the loan remains outstanding beginning March 23, 2010. All accrued shares will be issued upon repayment of the loan.  The value of the shares was recorded as debt issuance cost.

•
On September 23, 2009, the Company issued 20,000 shares valued at $27,000 to an individual lender as six months worth of consideration for providing a $300,000 loan (see Note 10).  The value of the shares was recorded as debt issuance cost and is being amortized over six months.  The Company will accrue for issuance 3,333 shares of its common stock as further consideration for each month or portion thereof that the principal amount of the loan remains outstanding beginning March 23, 2010. All accrued shares will be issued upon repayment of the loan.  The value of the shares was recorded as debt issuance cost.

•	On November 6, 2009, the Company issued 925 shares of its common stock valued at $1,322 to Scott Smith, a director, as consideration for providing a $26,000 loan.

(h)	Warrant exercises

On September 25, 2009, the Company commenced its Replacement Warrant Offering.  The warrants subject to the offer were: (a) 3,050,000 publicly traded warrants to purchase common stock that were issued on January 12, 2009; and (b) 3,058,381 unregistered warrants to purchase common stock which were also issued on January 12, 2009 (together, the “Warrants”).  Pursuant to the offer, the Company temporarily modified the terms of the Warrants so that each holder who tendered Warrants for early exercise on or before November 6, 2009 received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of ProUroCare common stock at an exercise price of $1.30 per share (the “Replacement Warrants”).  On November 6, 2009, Warrants to purchase 1,244,829 shares of common stock were tendered resulting in gross proceeds to the Company of $1,618,278, including the cancellation of a $26,000 loan from a director and $11,250 of directors’ fees owed to another director in lieu of cash payments for the exercise of a portion the Warrants they exercised.

The $1,356,864 fair value of the Replacement Warrants as determined using the Black-Scholes pricing model was expensed with an offsetting entry to additional paid-in capital.  The $1,618,278 purchase price of the stock issued pursuant to the Warrant exercise, less the $171,865 expenses of the offering was recorded as capital stock and additional paid-in capital.

In December 2009, the Company issued 101,975 shares of common stock to certain warrant holders upon their exercise of warrants. The Company realized proceeds of $132,568 from these warrant exercises.

(i)	Warrants summary

Warrant activity was as follows for the years ended December 31:

	Warrants		Weighted-Average Exercise Price
	2009	2008	2009	2008
Outstanding, January 1	1,074,014	639,504	$3.05	$6.61
Granted	7,689,349	538,297	1.30	1.38
Exercised	(1,346,804)	-	1.30	-
Expired	(30,000)	(103,787)	20.00	16.37
Outstanding, December 31	7,386,559	1,074,014	$1.47	$3.05

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model (see Note 1(j)).  The weighted-average fair value of the warrants granted during the years ended December 31, 2009 and 2008 was $1.30 and $1.37, respectively. The expense related to warrants issued to lenders and debt guarantors was $3,327, $262,305 and $1,100,511 for the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively (excluding warrants issued in connection with the 2007 and 2008 Private Placements and the 2008 Unit Put Arrangement).  Stock-based compensation cost related to warrants issued to the Company’s consultants and suppliers was $26,400, $14,500 and $677,536 for the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.  Stock-based compensation cost related to warrants issued to directors (in lieu of stock options) was $0, $0 and $12,075 for the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.

(j)	Stock Options

Stock Option Plans

In April 2002, the Company’s Board passed a resolution adopting the ProUroCare Medical Inc. 2002 Stock Plan (the “2002 Plan”), reserving 150,000 shares of the Company’s common stock for issuance.

In July 2004, the Board passed a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the “2004 Plan”), which was approved by the Company’s shareholders in July 2005.  The Company has reserved 150,000 shares of common stock for issuance under the 2004 Plan.

In February 2009, the Board passed a resolution adopting the ProUroCare Medical Inc. 2009 Stock Option Plan (the “2009 Plan”), which was approved by the Company’s shareholders in August 2009.  The Company has reserved 1,200,000 shares of common stock for issuance under the 2009 Plan.

The plans permit the Company to grant incentive and nonqualified options, stock appreciation rights, stock awards, restricted stock awards, performance shares and cash awards to Company employees and independent contractors.  The exercise price for all options granted under the plans shall be determined by the Board. The term of each stock option and period of exercisability will also be set by the Board, but will not exceed a period of ten years and one day from grant date. The agreements also include provisions for anti-dilution of options.

Stock Option Grants

Each of the options granted below were valued using the Black-Scholes pricing model (see Note 1(i)) and are being expensed over the vesting period as general and administrative expense.

•
In March 2002, the Company granted an aggregate of 90,000 employee stock options to officers and directors that were exercisable at $11.33 per share.  The officers’ options vested ratably over a 36-month period through December 2004, while the directors’ options vested ratably over a 24-month period through April 2004.  An aggregate $342,782 of stock-based compensation expense related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2009.

In October 2003, an officer resigned from the Company and 15,000 of his unvested options were forfeited and in October 2004 his remaining 21,000 options expired.  In February 2004, a director resigned from the Board, and 375 of his unvested options were forfeited, and in October 2005 his remaining 2,625 options expired.  Effective May 1, 2007, Maurice Taylor, the Company’s former Chairman and Chief Executive Officer, retired from the Company.  Pursuant to a May 11, 2007 agreement to defer payment of his unpaid salary, the Company extended the date through which Mr. Taylor may exercise 45,000 options (including options gifted to his children) following his separation to April 1, 2012.  The Company recorded stock-based compensation expense of $103,500 related to the extension of the exercise date in the year ended December 31, 2007.

•
In April 2002, the Company issued a nonqualified stock option to a consultant to acquire 3,000 shares of common stock at $11.33 per share. This option expired unexercised.  At the same time, the Company also issued a nonqualified stock option to another consultant to acquire 3,000 shares of common stock at $11.33 per share. This option vested ratably over a two-year period through April 2004.  An aggregate of $27,600 of stock-based compensation expense related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2009.

•
In February 2004, the Company issued 45,000 employee stock options to Michael Grossman, our former President and Chief Operating Officer.  These options were valued at $6.70 per share, vested ratably over a three-year period and are exercisable at $20.00 per share.  The Company expensed, $16,811 and $303,000 related to these options during the year ended December 31, 2007 and the period from August 17, 1999 (inception) to December 31, 2009, respectively.  Pursuant to a May 11, 2007 separation agreement, the Company extended the date through which Mr. Grossman may exercise 45,000 options (including options gifted to his children) following his separation until February 1, 2012.  The Company recorded stock-based compensation expense of $117,000 related to the extension of the exercise date in the year ended December 31, 2007.

•
In February 2004, the Company issued 3,000 nonqualified stock options to a consultant in consideration of services rendered.  The options were valued at $6.70 per share, and vested as to 1,500 shares upon issuance and as to the remaining 1,500 shares on January 1, 2005.  These options are exercisable at $20.00 per share through February 2014.  The Company expensed $20,200 related to these options during the period from August 17, 1999 (inception) to December 31, 2009.

•
In July 2004, the Company issued 20,000 employee stock options to Mr. Thon in connection with his employment agreement.  These options were valued at $15.00 per share, vested ratably over a three-year period, and are exercisable at $25.00 per share through July 2014.  The Company expensed $58,314 and $300,000 related to these options during the year ended December 31, 2007 and the period from August 17, 1999 (inception) to December 31, 2009, respectively.  On July 11, 2008, in connection with the issuance of new options to Mr. Thon (see below), these options were cancelled.

•
In January 2005, the Company issued 15,000 stock options to Mr. Carlson, who at the time was the Company’s Vice President of Marketing and Sales.  The options were valued at $16.20 per share, vest ratably over a three-year period, and are exercisable at $23.50 per share through January 2015.  The Company expensed $0, $6,729, and $243,000 related to these options during the years ended December 31, 2009 and 2008 and the period from August 17, 1999 (inception) to December 31, 2009, respectively.  On July 11, 2008, in connection with the issuance of new options to Mr. Carlson (see below), these options were cancelled.

•
In September 2005, the Company issued 15,000 stock options exercisable at $6.00 per share to an employee.  The options were valued at $5.30 per share and expired unexercised.  The Company expensed $15,460 related to these options during the period from August 17, 1999 (inception) to December 31, 2009.

•
On March 1, 2006, the Company issued to five of its employees five-year stock options to acquire a total of up to 20,000 shares of common stock at $7.50 per share.  The options, valued at $5.60 per share, vest upon the Company securing FDA approval of its ProUroScanTM system.  10,000 of these options were awarded to employees who subsequently left the Company and have been forfeited.  The remaining options are being expensed over the vesting period (estimated by the Company as forty-one months) as general and administrative expense.  The Company expensed $2,823, $9,663 and $94,007 related to these options during the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.

•
On May 30, 2006, the Company issued 3,000 nonqualified stock options to Mr. Smith, a director, upon his appointment to the Board.  The options were valued at $5.90 per share, and vested over a two year period.  These options are exercisable at $7.00 per share through May 2013.  The Company expensed $0, $3,688 and $17,700 related to these options during the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.

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

The Company expensed $0, $1,143, and $34,000 related to these options during the year ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.

•
On June 14, 2007, the Company issued 3,000 nonqualified stock options to Mr. Rudelius, upon his appointment to the Board.  The options were valued at $2.40 per share, and vest ratably over a 24-month period through June 14, 2009.  These options are exercisable at $2.90 per share through May 2014.  The Company expensed $1,800, $3,600 and $7,200 related to these options during the year ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.

•
On July 11, 2008, the Company issued incentive stock options to acquire 70,000 shares of its common stock to Mr. Carlson.  The options are exercisable for a period of seven years at an exercise price of $1.00 per share.  Of the options, 10,000 shares vest immediately and 20,000 shares will vest on July 1 of each of 2009, 2010 and 2011.  At the same time, Mr. Carlson agreed to cancel existing, fully-vested stock options to acquire 15,000 shares of common stock at an exercise price of $23.50 per share.  The Company accounts for options that are cancelled and reissued simultaneously as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options, valued at $0.79 per share using the Black-Scholes pricing model, over the $0.31 per share value of the cancelled options on the cancellation date were expensed immediately as general and administrative expense.  The value of the unvested portion will be recorded as general and administrative expense over the three-year vesting period.  The Company expensed $17,000, $11,750 and $28,750 related to these options during the year ended December 31, 2009 and 2008, and the period from August 31, 1999 (inception) to December 31, 2009, respectively.

•
On July 11, 2008, the Company issued incentive stock options to acquire 35,000 shares of its common stock to Mr. Thon.  The options are exercisable for a period of seven years at an exercise price of $1.00 per share.  Of the options, 10,000 shares vest immediately and 8,333 shares will vest on July 1 of each of 2009, 2010 and 2011.  At the same time, Mr. Thon agreed to cancel existing, fully-vested stock options to acquire 20,000 shares of common stock at an exercise price of $25.00 per share.  The Company accounts for options that are cancelled and reissued simultaneously as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options, valued at $0.79 per share using the Black-Scholes pricing model, over the $0.27 per share value of the cancelled options on the cancellation date were expensed immediately as general and administrative expense.  The value of the unvested portion will be recorded as general and administrative expense over the three-year vesting period.  The Company expensed $7,083, $6,042 and $13,125 related to these options during the year ended December 31, 2009 and 2008, and the period from August 31, 1999 (inception) to December 31, 2009, respectively.

•
On August 11, 2008, the Company issued 1,000 non-qualified stock options (immediately exercisable) to each of its three outside directors, Mr. Koenig, Mr. Smith and Mr. Rudelius, pursuant to its standard annual option award program, upon their re-election to the Company’s Board.  The options are exercisable for a period of seven years at an exercise price of $0.90 per share, and were valued at $0.71 per share.  The Company expensed $2,130 related to these option during the year ended December 31, 2008.

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

Also on March 3, 2009, the Company granted an incentive stock option to acquire an aggregate of 100,000 shares of its common stock to Richard Carlson, our Chief Executive Officer (the “CEO”).  Of the options, 90,000 shares vest immediately and 10,000 shares will vest on January 2, 2010.  At the same time, Mr. Carlson agreed to cancel existing, unvested stock options to acquire 5,000 shares of common stock at an exercise price of $7.50 per share.  The options that were cancelled and simultaneously reissued were treated as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options valued at $0.68 per share using the Black-Scholes pricing model over the $0.07 per share value of the cancelled options on the cancellation date was expensed immediately as general and administrative expense.  A total of $68,200 was recorded as compensation expense related to this option grant during the year ended December 31, 2009

•
On July 23, 2009, the Company granted a non-qualified stock option to acquire an aggregate of 6,500 shares of its common stock to a consultant pursuant to a consulting arrangement.  The options are fully vested and are exercisable for a period of five years at an exercise price of $1.21 per share.  The options were valued at $0.87 per share using the Black-Scholes pricing model and $5,655 was immediately expensed as general and administrative expense.

•
On July 23, 2009, the Company granted a non-qualified stock option to acquire an aggregate of 100,000 shares of its common stock to a consultant pursuant to a consulting arrangement.  The options expire seven years from the date of issuance and have an exercise price of $1.21 per share.  Options to purchase 50,000 shares vested immediately, and were valued at $0.97 per share using the Black-Scholes pricing model.  Options to purchase the remaining 50,000 shares vest on July 23, 2010 if the consultant remains a consultant to the Company at that time.  The cost of these options will ultimately be measured on the date that the consultant’s performance is complete, which is the vesting date.  For purposes of measuring the cost during interim periods, the options are measured at their then-current fair value at each interim reporting date.  The fair value of the unvested options as of December 31, 2009 as determined using the Black Scholes pricing model was $2.14 per share.  The value of the options to purchase all 100,000 shares is being recognized as general and administrative expense over the 12 month consulting period.  The Company expensed $64,792 during the year ended December 31, 2009.

•
On August 11, 2009, the Company issued 1,000 non-qualified stock options (immediately exercisable) to each of its non-employee directors pursuant to its standard annual option award program, upon their re-election to the Board.  The options are fully vested and exercisable for a period of seven years at an exercise price of $1.25 per share.  The options were valued at $1.00 per share using the Black-Scholes pricing model and $3,000 was immediately expensed as general and administrative expense.

•
On September 29, 2009, the Company issued non-qualified stock options to each of its non-employee directors, Mr. Koenig (50,000 options), Mr. Smith (30,000 options) and Mr. Rudelius (30,000 options).  On the same date, the Company issued incentive stock options to its executive officers, Mr. Carlson (150,000 options) and Mr. Thon (60,000 options).  The options expire seven years from the date of issuance, are exercisable at $1.50 per share and vest upon the latter of the date that the Company is cleared by the FDA to sell its ProUroScan System in the United States or the date that the Company closes on an aggregate of $2 million or more of incremental financing after the date of grant, including financing received upon the exercise of existing warrants.  The options were valued at $1.21 per share using the Black-Scholes pricing model and are being expensed over the estimated vesting period as general and administrative expense.  The Company expensed $232,320 during the year ended December 31, 2009 related to these options.

•	On November 23, 2009, Mr. Koenig exercised 32,000 of his non-qualified options in a cashless exercise that resulted in a net issuance of 22,229 shares of common stock.

(k)	Stock options summary

Stock option activity was as follows for the years ended December 31:

	Options		Weighted-Average Exercise Price
	2009	2008	2009	2008
Outstanding, January 1	233,000	175,500	$7.73	$15.16
Granted	644,500	108,000	1.23	1.00
Exercised	(32,000)	–	0.86	–
Forfeited/Expired	(5,000)	(50,500)	7.50	19.16
Outstanding, December 31	840,500	233,000	$3.01	$7.73

Exercisable, December 31	398,833	132,250	$4.73	$12.20

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Vested or Expected to Vest			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$0.85-$1.25	400,500	$0.99	6.08	283,833	0.95
$1.50	320,000	$1.50	6.75	-	-
$2.90	3,000	$2.90	4.45	3,000	2.90
$5.00-$7.50	18,000	$6.03	5.04	13,000	5.46
$11.33	51,000	$11.33	2.26	51,000	$11.33
$20.00	48,000	$20.00	2.21	48,000	$20.00
	840,500	$3.01	5.85	398,833	$4.73

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2009 was $925,835 and $439,835, respectively.  The average fair value of each option granted during the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, as determined using the Black-Scholes pricing model (see Note 1(i)) was $0.99, $0.84 and $2.34, respectively.  The stock-based employee and non-employee compensation cost related to stock options was $480,873, $44,745 and $2,122,645, or $0.05, $0.03 and $1.14 per share, for the years ended December 31, 2009 and 2008, and the period from August 17, 1999 (inception) to December 31, 2009, respectively.  The total intrinsic value of the 32,000 options exercised during the year ended December 31, 2009 was $62,910.  The options were exercised pursuant to cashless exercise provisions of the options and no cash was received by the Company.

(15)	Related Parties

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties.  During the years ended December 31, 2009 and 2008, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

From March 1, 2007 to January 31, 2009, the Company rented executive offices within the offices of a former Company director, Mr. Alex Nazarenko.  Our rental cost for these offices was approximately $2,129 per month, which is the market price for similar office space in Minneapolis, Minnesota.

On February 28, 2008, director Robert Rudelius acquired $10,000 of the units sold in the 2008 Private Placement.

On April 3, 2008, in connection with the Company’s purchase of the Profile Assets, the Company borrowed an aggregate of $112,500 pursuant to three promissory notes each in the amount of $37,500. The promissory notes were issued in favor of James Davis, William Reiling and the Phillips W. Smith Family Trust (the “Smith Trust”), then each greater than five percent shareholders.  On September 12, 2008, these three promissory notes were amended to extend their due dates to the earlier of seven days following the close of an underwritten public offering or December 31, 2008, and to give the holders an option to convert their notes into shares of our common stock at a conversion price equal to 70 percent of the price of the Units sold in such offering.

On September 16, 2008, Mr. Davis agreed to purchase $100,000 of the puts pursuant to the 2008 Unit Put Arrangement.  On September 24, 2008, the Company closed on $50,000 of Mr. Davis’ put commitment, and issued a $47,500 convertible note and a warrant to acquire 10,000 shares of our common stock at an exercise price of $1.00 per share. On October 28, 2008, the Company closed on the remaining $50,000 of Mr. Davis’ put commitment, and issued a $47,500 convertible note and a warrant to acquire 10,000 shares of our common stock at an exercise price of $1.00 per share.

On September 25, 2008, the Company borrowed $150,000 pursuant to a promissory note issued in favor of Mr. Davis and used the proceeds to retire the $150,000 principal amount of the Profile Note (see Note 12(d)). As consideration for providing the loan, the Company issued an immediately exercisable, five-year warrant to purchase 100,000 shares of our common stock at $1.50 per share to Mr. Davis.

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

On March 19, 2009, a $37,500 convertible promissory note and a $150,000 convertible promissory note due to Mr. Davis were refinanced and combined with other loans and advances on behalf of the Company from Mr. Davis into a $281,000 convertible promissory note.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note and the note was converted into 510,909 shares of the Company’s common stock (see Note 12).

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock to its non-employee directors as payment of $20,250 directors’ fees accrued through December 31, 2008, in lieu of cash.

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

In total, amounts expensed for related party interest and related party debt extinguishment costs were $311,230 and $347,820,  respectively, during the year ended December 31, 2009, $908,486 and $48,214,  respectively, during the year ended December 31, 2008, and $1,659,223 and $422,862,  respectively, during the period from August 17, 1999 (inception) to December 31, 2009.

(16)	Subsequent Events

Between February 3, 2010 and March 2, 2010, holders of 249,970 warrants to purchase the Company’s common stock exercised their warrants resulting in proceeds to the Company of $321,761.

On March 15, 2010, the Company issued 769,231 shares of common stock to Artann pursuant to the Development and Commercialization Agreement (see Note 7).  The $1,565,230 value of the shares was recorded as research and development expense during the year ended December 31, 2009.

On March 26, 2010, the Company converted its $600,000 loan from an individual lender and $97,546 of accrued interest thereon into 381,173 shares of the Company’s common stock and 381,173 warrants to purchase the Company’s common stock.  The immediately exercisable warrants had a three-year term, an exercise price of $1.83 per share and a cashless exercise provision.  The lender immediately elected to exercise the warrants, and the Company issued 102,154 shares of stock to the lender pursuant to the cashless exercise. The Company will recognize debt extinguishment expense of $870,981 in March 2010, representing the excess fair value of the securities issued over the carrying value of the debt and interest. Upon the termination of the loan upon conversion to equity, the company issued to the individual lender 66,666 shares of common stock as consideration pursuant to the original terms of the loan (see Notes 10 and 14(g)).

On March 26, 2010, the maturity dates of the Company’s $1.3 million of Crown Bank promissory notes were extended to April 28, 2010 with no changes to other existing note terms (see Note 11).

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, it believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following information sets forth the names of our executive officers and directors, their ages and their present positions with the Company as of March 1, 2010. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Position
Richard C. Carlson	58	Chief Executive Officer and Acting Chairman of the Board
Michael Chambers	55	Director
James L. Davis	65	Director
David F. Koenig	69	Director
Robert J. Rudelius	54	Director
Scott E Smith	54	Director
Richard B. Thon	54	Chief Financial Officer

Richard C. Carlson, Chief Executive Officer, Director since 2006 and Acting Chairman of the Board since 2007.  Mr. Carlson was hired as our Vice President of Marketing and Sales in January 2005, and was promoted to Chief Executive Officer in November 2006.  Prior to joining the Company, Mr. Carlson held several positions with SurModics, Inc., a company that provides surface modification solutions for medical device and biomedical applications, from 1998 to 2004, including Vice President of Marketing and Sales and Vice President of Strategic Planning.

Mr. Carlson’s extensive experience marketing urology products with American Medical Systems and Boston Scientific is invaluable in developing market strategies for the Company’s products.

Michael Chambers, JD, Ph.D. Elected Director on March 1, 2010.  Dr. Chambers currently serves as President and CEO of Swift Biotechnology, a company he co-founded in January 2010. Swift is commercializing early diagnostics for gynecological cancers through technology invented at the Mitchell Cancer Institute.  From 1999 through 2005, Dr. Chambers served as President and CEO of InnoRx Pharmaceuticals, a privately-held company specializing in drugs and drug delivery systems for ophthalmic diseases that he helped establish. He is also "of Counsel" to the law firm of Cabaniss Johnston, based in Birmingham, Alabama.  Dr. Chambers is a member of the Nominating and Governance Committee.

Dr. Chambers experience as an attorney, angel investor and medical products entrepreneur helps the Board address key issues it faces in intellectual property matters and global expansion opportunities.

James L. Davis. Elected Director on March 1, 2010.  Mr. Davis is the President of Davis & Associates, Inc. which he founded more than 30 years ago. Davis & Associates represents the leading edge lighting and controls manufacturers, providing lighting and controls solutions for customers in the upper Midwest.  Mr. Davis is a member of the Compensation Committee.

Mr. Davis brings to the Board extensive experience as a successful independent business owner and an active investor in entrepreneurial companies. He has served as Director on both private and public company Boards over the last 20 years.

David F. Koenig, Director since 2004.   Mr. Koenig served as a director of our predecessor company, ProUroCare Inc. (“PUC”), from 1999 until April 2004, when he became a director of the Company upon the merger of PUC with an acquisition subsidiary of the Company (the “Merger”).  From 1996 to 2005, Mr. Koenig was the Executive Vice President and Chief Operating Officer of Solar Plastics, Inc., a manufacturer of custom rotationally molded plastic parts.  Mr. Koenig is Chairman of the Compensation Committee.

Mr. Koenig has valuable experience in raising funds with both private and institutional investors, in commercial banking relationships and deal structuring and in strategic business planning. All of these functions are of particular importance to the Company at its current stage.

Robert J. Rudelius, Director since 2007.  Since 2003, Mr. Rudelius has been the Managing Director and CEO of Noble Ventures, LLC, a company he founded, providing advising and consulting services to early-stage companies in the information technology, renewable energy and loyalty marketing fields.  Mr. Rudelius is also the Managing Director and CEO of Noble Logistics, LLC, a holding company he founded in 2002 to create, acquire and grow a variety of businesses in the freight management, logistics and information technology industries.  Mr. Rudelius is the Chairman of the Nominating and Governance Committee and is a member of the Audit Committee.

Mr. Rudelius' experience launching several new ventures combined with 25 years of experience leading information technology companies and consulting on IT/systems matters for global companies provides a valued perspective to the Board.

Scott E Smith, Director since 2006. Mr. Smith currently provides consulting to best-in-class companies to help them grow rapidly and profitably. He was previously employed by F-2 Intelligence Group (“F2”), a company engaged in providing critical insights to multinational corporations and private equity clients on a broad range of strategic issues. From 2004 to 2008, Mr. Smith served as F2’s Regional Director of Sales for Private Equity, where he advised private equity firms on market and competitive intelligence issues. Prior to joining F2, Mr. Smith was employed by Arthur Andersen for 23 years and served the last 10 years as an audit partner.  Mr. Smith also serves on the board of directors and chairs the audit committee of Table Trac, Inc.  Mr. Smith is a Certified Public Accountant and a Certified Management Accountant. Mr. Smith is Chairman of the Audit Committee and a member of the Compensation Committee.

Mr. Smith’s expertise gained through 23 years of experience in public accounting (including 10 years as an audit partner at Arthur Andersen) is invaluable to the Company.  Mr. Smith provides leadership and guidance on the Company’s accounting and financial reporting issues.

Richard B. Thon, Chief Financial Officer.  Mr. Thon has been our Chief Financial Officer since 2004.

There are no family relationships among our executive officers or directors.

Audit Committee

Our Board of Directors has established a two-member Audit Committee that currently consists of Messrs. Smith, the Chairman, and Rudelius.  Mr. Koenig was a member of the Audit committee during all of 2009 and through March 1, 2010. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website www. prourocare.com.

The board of directors has determined that Mr. Smith is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act.  Mr. Smith was an Audit Partner for Arthur Andersen and is a Certified Public Accountant and a Certified Management Accountant.  Both members of the Audit Committee qualify as “independent directors,” as such term is defined in Section 5000(a)(19) of the NASDAQ listing standards.  Moreover, the board of directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require our directors, executive officers and holders of more than 10 percent of our common stock to file reports of stock ownership and changes in ownership with the Securities and Exchange Commission.  Based on the Section 16 reports filed by our directors, executive officers and greater than 10 percent beneficial owners and written representations of our directors and executive officers, we believe there were no late or inaccurate filings for transactions occurring during fiscal 2009, except as follows:

Name	Number of Late Reports	Number of Transactions Reported Late
David Koenig	1	1
Robert Rudelius	1	1
Scott Smith	1	1
James Davis	1	1

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services rendered in all capacities by our Chief Executive Officer and Chief Financial Officer. There were no other executive officers or other individuals who earned more than $100,000 during 2009. The individuals named in the table will be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	All Other Compensa- tion ($)(4)	Total ($)
Richard Carlson(1)	2009	$150,000	$20,000	$249,700	$2,107	$421,807
Chief Executive Officer	2008	$150,000	$—	$58,900	$2,103	$231,003
and Acting Chairman of the Board
Richard Thon(2)	2009	$133,015	$20,000	$103,200	$8,185	$264,400
Chief Financial Officer	2008	$136,375	$—	$29,150	$4,825	$170,350

(1)	All compensation Mr. Carlson earned is related to his duties as an officer. See “Executive Compensation—Employment Agreements” for the terms of Mr. Carlson’s current employment arrangements with us.

(2)	See “Executive Compensation—Employment Agreements” for the terms of Mr. Thon’s current employment arrangements with us.

(3)
The amount in the Option Awards column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for stock options granted during the fiscal years ended December 31, 2009 and 2008, as determined using the Black-Scholes pricing model. See Notes 1(f) and 7(b) to the Consolidated Financial Statements for the fiscal year ended December 31, 2008 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Notes 1(i) and 15(j) to the Consolidated Financial Statements for the fiscal year ended December 31, 2009 included in Part II, Item 8 of this Annual Report on Form 10-K for the material terms of stock option grants.

(4)
Other compensation represents insurance premiums paid by us with respect to term life insurance and long-term care polices for the benefit of the executive. There is no cash surrender value associated with the policies.

Outstanding Equity Awards at December 31, 2009

No stock options or stock-appreciation rights were exercised by our Named Executive Officers during fiscal 2009, and no stock appreciation rights were outstanding at the end of fiscal 2009. The table below sets forth outstanding but unexercised options of our Named Executive Officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date
Richard Carlson	10,000	—		—		$5.00	February 1, 2017
	30,000	40,000	(2)	—		$1.00	July 11, 2015
	90,000	10,000	(3)	—		$0.85	March 3, 2016
	—	—		150,000	(4)	$1.50	September 29, 2016

Richard Thon	—	—		5,000	(5)	$7.50	March 1, 2011
	3,000	—		—		$11.33	April 18, 2012
	18,333	16,667	(6)	—		$1.00	July 11, 2015
	45,000	—		—		$0.85	March 3, 2016
	—	—		60,000	(4)	$1.50	September 29, 2016

(1)
See Notes 1(i) and 14(j) to the Consolidated Financial Statements for the fiscal year ended December 31, 2009 included in Part II, Item 8 in this Annual Report on Form 10-K for the material terms of stock option grants.

(2)	20,000 shares will vest on July 1 of each of 2010 and 2011.

(3)	Vested January 1, 2010.

(4)
Equity Incentive Plan awards will vest upon the latter of (i) the Company securing FDA market clearance of its ProUroScan System and (ii) the date that the Company closes on an aggregate of $2.0 million or more of incremental equity financing after the date of grant.

(5)	Equity Incentive Plan Award that will vest upon the Company securing FDA market clearance of its ProUroScan System.

(6)	8,333 shares will vest on July 1, 2010 and 8,334 shares on July 1, 2011.

Director Compensation

During 2009, each of our non-employee directors received an annual payment of $10,000 for services to the Company. The chairpersons of our Compensation, Audit and Nominating and Governance committees received an additional annual payment of $2,500 and each committee member received an annual payment of $1,000 per committee. In addition, we granted to all non-employee directors a one-time non-qualified stock option upon election or appointment to the Board of Directors to purchase 3,000 shares of our common stock at fair market value that vested ratably over two years of service.  We also granted immediately vesting options to purchase 1,000 shares of our common stock at fair market value to each director upon their annual re-election to the Board.

Effective January 1, 2010, in addition to the annual payment of $10,000 for services to each of our non-employee directors, the chairpersons of our Compensation and Nominating and Governance Committees will receive $750 per committee meeting up to a maximum of $3,000 per year.  Non-chair committee members of those committees will receive $500 per meeting, up to an annual maximum of $2,000.  The chairperson of the Audit Committee will receive $750 per committee meeting, up to a maximum of $6,000 per year, while other members of the Audit Committee will receive $500 per meeting up to a maximum of $4,000 per year.  In addition, non-employee directors will receive non-qualified stock options upon election or appointment to the Board of Directors, and annually thereafter, to purchase a number of shares equal to $25,000 divided by the then current stock price.  The initial grant will vest ratably over two years of service, while subsequent annual grants will vest immediately.

On March 3, 2009, the Company granted non-qualified stock options to Mr. Koenig (30,000 options), Mr. Smith (20,000 options) and Mr. Rudelius (20,000 options).  The options are fully vested and are exercisable for a period of seven years at an exercise price of $0.85 per share.  On September 29, 2009, the Company issued non-qualified stock options to Mr. Koenig (50,000 options), Mr. Smith (30,000 options) and Mr. Rudelius (30,000 options).  The options expire seven years from the date of issuance, are exercisable at $1.50 per share and vest upon the latter of the date that the Company is cleared by the FDA to sell its ProUroScan System in the United States or the date that the Company closes on an aggregate of $2.0 million or more of incremental financing after the date of grant, including financing received upon the exercise of existing warrants.

Directors are reimbursed for travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

The table below sets forth director compensation earned during 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(4) ($)	Option Awards(5) ($)	Total ($)
David Koenig(1)	$7,250	$7,250	$81,900	$96,400
Scott Smith(2)	$12,500	$0	$50,900	$63,400
Robert Rudelius(3)	$13,500	$0	$50,900	$64,400

(1)	Chairman of the Compensation Committee.

(2)	Chairman of the Audit Committee.

(3)	Chairman of the Nominating and Governance Committee.

(4)
On September 29, 2009, we issued a total of 4,834 shares of our common stock to Mr. Koenig in lieu of $7,250 cash as payment of directors’ fees earned in 2009, based on the average of the closing bid and asked price on that date as quoted by the OTCBB.  Not included in the 2009 compensation are 27,366 shares of common stock issued to our directors in lieu of cash as payment for $20,251 of directors’ fees earned in 2008.

(5)
The amount in the Option Awards column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options granted during the fiscal years ended December 31, 2009 as determined using the Black-Scholes pricing model. See Notes 1(i) and 14(j) to the Consolidated Financial Statements for the fiscal year ended December 31, 2009 included in Part II, Item 8 of this Annual Report on Form 10-K for the material terms of stock option grants.  As of December 31, 2009, Mr. Koenig held 53,000 stock options and Mr. Smith and Mr. Rudelius each held 55,000 options.

Employment Agreements

On July 16, 2008, we entered into an employment agreement with Mr. Carlson, our Chief Executive Officer. The agreement provided for a minimum annual salary of $150,000, a cash incentive bonus potential of up to 40 percent of Mr. Carlson’s base pay, and eligibility to participate in an annual grant of options to purchase shares of common stock, as determined by our board of directors. Mr. Carlson’s agreement expired on December 31, 2009.

On July 21, 2007, we entered into an employment agreement with our Chief Financial Officer, Richard Thon. The agreement provided for a minimum annual salary of $140,000, a cash incentive bonus potential of up to 30 percent of Mr. Thon’s base pay and eligibility to participate in an annual grant of options to purchase shares of common stock, as determined by our Board of Directors. Mr. Thon’s agreement  expired on June 30, 2009.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2010, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  The definition of beneficial ownership for proxy statement purposes includes shares over which a person has sole or shared voting power or dispositive power, whether or not a person has any economic interest in the shares. The definition also includes shares that a person has a right to acquire currently or within 60 days of March 26, 2010.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is 6440 Flying Cloud Drive, Suite 101, Eden Prairie, MN 55344.

Name	Shares Beneficially Owned	Percent of Class
Richard C. Carlson(1)	130,850	1.0
Michael Chambers(2)	197,642	1.5
James L. Davis (3)	3,042,914	21.6
David F. Koenig(4)	107,363	*
Robert J. Rudelius(5)	164,815	1.3
Scott E Smith(6)	211,067	1.6
Richard B. Thon(7)	66,333	*
All directors and officers as a group (7 total)(8)	3,920,984	27.0
Armen Sarvazyan(9)(10)	1,077,485	8.3
Phillips W. Smith Family Trust(11)(12)	683,522	5.3

*Less than one percent.

(1)	Includes direct holdings of 850 shares of common stock and currently exercisable options to purchase 130,000 shares of common stock.

(2)
Includes direct holdings of 113,000 shares of common stock, currently exercisable options to purchase 866 shares of common stock and currently exercisable warrants to purchase 83,776 shares of common stock.

(3)
Includes the following directly held shares and immediately exercisable warrants and convertible notes: 1,739,210 shares of common stock, 66,666 shares of stock issuable pursuant to loan guarantees within 60 days, currently exercisable options to purchase 866 shares of common stock and warrants to purchase 989,530 shares of common stock.  Shares beneficially owned also include the following shares and immediately exercisable warrants held by Davis & Associates Inc., 401K PSP, of which Mr. Davis has sole voting power: 74,964 shares of common stock and warrants to purchase 91,014 shares of common stock.  Shares beneficially owned also include the following shares and immediately exercisable warrants held by Davis & Associates Inc., of which Mr. Davis has sole voting power: 37,482 shares of common stock and warrants to purchase 43,182 shares of common stock.

(4)
Includes direct holdings of 75,916 shares of common stock held directly and currently exercisable options to purchase 3,000 shares of common stock. Also includes 1,875 shares held by Clinical Network Management Corp. and 26,572 shares held by Clinical Network, Inc. with respect to each of which Mr. Koenig is an officer and minority owner.

(5)
Includes direct holdings of 64,317 shares of common stock, warrants to purchase 33,986 shares of common stock and currently exercisable options to purchase 25,000 shares of common stock.  Also includes 24,756 shares of common stock and currently exercisable warrants to purchase 16,756 share of common stock held by Nobel Ventures, of which Mr. Rudelius is an officer and the managing director.

(6)	Includes direct holdings of 126,592 shares of common stock, warrants to purchase 59,475 shares of common stock and currently exercisable options to purchase 25,000 shares of common stock.

(7)	Includes currently exercisable directly held options to purchase 66,333 shares of common stock.

(8)	Includes Messrs. Carlson, Chambers, Davis, Koenig, Rudelius, Smith and Thon.

(9)	The address of Dr. Sarvazyan is 1753 Linvale Harbourton Rd., Lambertville, NJ 08530.

(10)
Includes direct holdings of 937,099 shares of common stock.  Also includes 122,386 shares of common stock and currently exercisable warrants to purchase 18,000 shares of common stock held by Artann Laboratories Inc., of which Dr. Sarvazyan is an officer and minority owner.

(11)	The address of the Phillips W. Smith Family Trust is 5636 E. Mockingbird Lane, Paradise Valley, AZ 85253.

(12)	Shares beneficially owned include 613,199 directly held shares and immediately exercisable warrants to purchase 70,323 shares.

Securities Authorized for Issuance under Equity Compensation Plans as of Last Fiscal Year (December 31, 2009)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	840,500	$3.01	617,500
Equity compensation plans not approved by stockholders (2)	1,763,982	$2.07	—
Total	2,604,482	$2.37	617,500

(1)	Includes shares of our common stock issuable pursuant to options granted under our 2002, 2004 and 2009 Plans (as defined below).
(2)	Consists of warrants issued to vendors, consultants, lenders and loan guarantors.

The Board of Directors adopted the ProUroCare Inc. 2002 Stock Plan (the “2002 Plan”), the ProUroCare Inc. 2004 Stock Option Plan (and the “2004 Plan”) and the ProUroCare Inc. 2009 Stock Plan (the “2009 Plan”) to provide a means by which our employees, directors, officers and consultants may be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.  Under the three Plans, we are able to grant incentive and non-qualified options, stock appreciation rights, stock awards, restricted stock awards and performance shares.  Incentive stock options granted under the Plans are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-qualified stock options granted under the Plans will not qualify as incentive stock options under the Code.  The Compensation Committee of the board of directors determines the vesting provisions of stock-based awards under the Plans on a case-by-case basis.  We utilize the fair-value method of accounting for these options.  An aggregate of $480,873, $44,745 and $2,122,645 of stock-based compensation related to these options was recognized in the years ended December 31, 2009, 2008 and the period from August 17, 1999 to December 31, 2009, respectively.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Upon the January 7, 2009 effective date of the Company’s 2009 Public Offering, convertible debentures and accrued interest in the amount of $239,222 were automatically converted into 79,741 shares of our common stock for each of James Davis and William Reiling.

Upon the January 12, 2009 closing of the 2009 Public Offering, the following convertible notes held by related parties were automatically converted into Units, each consisting of one share of our common stock and one five-year warrant to purchase common stock at $1.30 per share:

Related Party	Amount of Convertible Debt and Accrued Interest Converted	Units Received upon Conversion
James Davis	$393,557	652,182
William Reiling	$52,474	74,964
Robert Rudelius	$31,318	44,742
Scott Smith	$36,732	52,475

On January 15, 2009, the Company repaid an outstanding $37,500 loan along with accrued interest thereon to Mr. Reiling.

On February 6, 2009, convertible debentures (and the accrued interest thereon) in the amount of $98,114 held by Mr. Davis automatically converted into 140,163 shares of our common stock.

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

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock to Mr. Koenig, Mr. Rudelius and Mr. Smith as payment of $20,251 directors’ fees accrued through December 31, 2008, in lieu of cash.

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

Between May 1, 2009 and September 16, 2009, Mr. Davis made various payments for the benefit of the Company and provided the Company with certain cash advances totaling approximately $243,000.  On September 21, 2009, Mr. Davis and the Company executed the Davis Note.  Upon execution of the Davis Note, the Company agreed, as consideration for making the payments and advances represented by the Davis Note, to issue to Mr. Davis 19,833 shares of its common stock and to accrue for future issuance to Mr. Davis 2,700 shares of common stock for each month (or portion thereof) that the Davis Note is outstanding after March 21, 2010.  In addition, under the terms of the Davis Note, the Company will accrue for issuance to Mr. Davis in lieu of cash interest, 1,618 shares of its common stock for each month (or portion thereof) that the principal amount of the Davis Note is outstanding.  All of the shares accrued for issuance to Mr. Davis will be issued upon repayment of the Davis Note.  The Davis Note matures on March 28, 2011. The promissory note provides Mr. Davis with a subordinated security interest in the Company’s assets

Director Independence

Each of Messrs. Chambers, Koenig, Rudelius and Smith qualifies as an “independent director,” as such term is defined in Section 5000(a)(19) of the NASDAQ listing rules.  As an executive officer of the Company, Mr. Carlson does not qualify as an “independent director.”  Our Board has determined that due to his beneficial ownership of our securities, Mr. Davis does not qualify as independent.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP (“Baker Tilly Virchow Krause”) for professional services rendered for the fiscal years ended December 31, 2009 and 2008, respectively:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees

Audit Fees	$77,041	$91,021
Tax Fees	2,060	1,300
All Other Fees	20,955	44,790
Total Fees	$100,056	$137,111

Audit Fees. These consist of fees billed by our auditors for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Tax Fees. These consist of fees billed by our auditors for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There consist of fees billed by our auditors for professional services rendered for the review of private placement memorandums and registration statement filings on Form S-1, Form S-3 and Form S-8.

Preapproval Policies

The policy of our Audit Committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimus exceptions permitted by the Sarbanes-Oxley Act of 2002).  This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting.  Approval of non-audit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Exchange Act.  100 percent of the fees paid to Baker Tilly Virchow Krause were pre-approved as aforesaid.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Baker Tilly Virchow Krause.  Furthermore, no work of Baker Tilly Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Baker Tilly Virchow Krause.

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

3.1	Amended and Restated Articles of Incorporation of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 17, 2009).
3.2	Amended and Restated Bylaws of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB filed March 31, 2005).
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

4.3
Warrant to acquire 25,000 shares of common stock of ProUroCare Medical Inc. issued in favor of Adron Holdings, LLC, dated January 25, 2006 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed January 31, 2006).

4.4
Form of Warrant to acquire shares of common stock of ProUroCare Medical Inc. issued in favor of Roman Pauly and Maryjo Pauly (37,500 shares), Andrew Write (3,750 shares), Leslie Pearson (5,000 shares) and Roman Pauly (31,817 shares), dated between June 1, 2006 and October 24, 2008 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 6, 2006).

4.5
Form of Warrants to acquire an aggregate of 67,657 shares of common stock of ProUroCare Medical Inc. issued to the partners of Adron Holdings, LLC in connection with a $100,000 promissory note dated November 29, 2006, January 3, 2007, February 1, 2007, and January 16, 2008 (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-KSB filed March 30, 2007).

4.6
Form of Warrants to acquire an aggregate of 68,740 shares of common stock of ProUroCare Medical Inc. issued in favor of subscribers of the Company’s $500,000 Investment Unit offering dated January 18, 2007, January 23, 2007, February 28, 2007, and May 1, 2007 (incorporated by reference to Exhibit 4.18 to Annual Report on Form 10-KSB filed March 30, 2007).

4.7
Amendment No. 1 to Warrant to acquire 300,000 shares of common stock of ProUroCare Medical Inc., originally issued in favor of BINA Enterprises on April 5, 2004, dated April 5, 2007 (incorporated by reference to Exhibit 4.14 to Annual Report on Form 10-KSB filed March 31, 2008).

4.8	Form of Warrant issued pursuant to the Company’s 2007 Private Placement dated December 27, 2007 (incorporated by reference to Exhibit 4.16 to Annual Report on Form 10-KSB filed March 31, 2008).
4.9	Warrant issued to James Davis dated December 27, 2007 (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-KSB filed March 31, 2008).
4.10	Form of Warrant issued pursuant to the Company’s 2008 Private Placement dated February 13, 2008 (incorporated by reference to Exhibit 4.18 to Annual Report on Form 10-KSB filed March 31, 2008).
4.11
Form of Warrants issued to William Reiling, James Davis, and the Phillips W. Smith Family Trust dated April 3, 2008 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed May 8, 2008).

4.12
Form of Origination Warrant issued pursuant to the Company’s Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1 filed September 19, 2008).

4.13
Form of Put Warrant issued pursuant to the Company’s exercise of its put right pursuant to the Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-1 filed September 19, 2008).

4.14	Warrant issued to James Davis dated September 25, 2008 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed October 23, 2008).
4.15
Form of Warrant issued to James Davis, Bruce Culver, William S. Reiling, and the Smith Family Trust, dated October 31, 2008 (incorporated by reference to Exhibit 4.25 to Amendment No. 1 to Registration Statement on Form S-1 filed November 10, 2008).

Exhibit No.	Description
4.16	Form of Underwriters Warrant Agreement (incorporated by reference to Exhibit 4.26 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.17
Form of Warrants to acquire an aggregate of 20,000 shares of common stock of ProUroCare Medical Inc. issued in favor of Artann Laboratories and Vladimir Drits on April 16, 2007 (incorporated by reference to Exhibit 4.18 to Registration Statement Form S-4/A filed October 16, 2009).

4.18
Form of Warrants to purchase an aggregate of 7,295 shares of ProUroCare Medical Inc. common stock issued to Roman Pauly on October 24, 2008 and January 12, 2009(incorporated by reference to Exhibit 4.19 to Registration Statement Form S-4/A filed October 16, 2009).

4.19
Warrant to purchase 28,656 shares of ProUroCare Medical Inc. common stock issued to the Phillips W. Smith Family Trust on January 20, 2009 (incorporated by reference to Exhibit 4.20 to Registration Statement Form S-4/A filed October 16, 2009).

4.20
Warrant to purchase 30,000 shares of ProUroCare Medical Inc. common stock issued to Kohnstamm Communications on August 6, 2009 (incorporated by reference to Exhibit 4.21 to Registration Statement Form S-4/A filed October 16, 2009).

4.21
Form of Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer (incorporated by reference to Exhibit 4.27 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).

4.22	Specimen Warrant (incorporated by reference to Exhibit 4.28 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.23	Form of Unit Certificate (incorporated by reference to Exhibit 4.29 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.24
Form of Unit Agreement between ProUroCare Medical Inc. and Interwest Transfer (incorporated by reference to Exhibit 4.30 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).

4.25
Form of First Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.3 to Registration Statement Form S-3 filed September 25, 2009).

4.26	Specimen Replacement Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement Form S-3 filed September 25, 2009).
4.27	Warrant to acquire 381,173 shares of ProUroCare Medical Inc. common stock issued in favor of the Phillips W. Smith Family Trust on March 26, 2010 (filed herewith).
10.1 *	ProUroCare Medical Inc. Amended and Restated 2002 Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed March 31, 2008).
10.2 *	ProUroCare Medical Inc. Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed March 31, 2008).
10.3
Promissory Note issued in favor of the Phillips W. Smith Family Trust executed on October 31, 2007 effective as of October 15, 2007 (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-KSB filed March 31, 2008).

10.4
Security Agreement issued in favor of the Phillips W. Smith Family Trust executed on October 31, 2007 effective as of October 15, 2007 (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-KSB filed March 31, 2008).

10.5	$400,000 Promissory Note issued in favor of Crown Bank executed October 31, 2007(incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-KSB filed March 31, 2008).
10.6	$1,200,000 Promissory Note issued in favor of Crown Bank, executed October 31 2007 (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-KSB filed March 31, 2008).
10.8
Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by James Davis dated October 10, 2007 (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-KSB filed March 31, 2008).

10.9
Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by William Reiling dated October 10, 2007 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-KSB filed March 31, 2008).

10.14
Form of Convertible Note issued pursuant to the Company’s 2008 Private Placement dated February 13, 2008 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-KSB filed March 31, 2008).

10.15
Amendment No. 1 to Promissory Note dated July 31, 2007 between ProUroCare Medical Inc. and the Phillips W. Smith Family Trust dated March 11, 2008 (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-KSB filed March 31, 2008).

10.16
Amendment No. 1 to $600,000 Promissory Note dated October 15, 2007 between ProUroCare Medical Inc. and the Phillips W. Smith Family Trust dated March 11, 2008 (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB filed March 31, 2008).

Exhibit No.	Description
10.17
Commercial Loan and Security Agreement with Crown Bank, executed October 31, 2007 and effective as of December 28, 2007 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-KSB filed March 31, 2008).

10.18	Asset Purchase Agreement by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 8, 2008).
10.19	Security Agreement by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 8, 2008).
10.20	Promissory Note by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 8, 2008).
10.21
Form of Promissory Notes by and between ProUroCare Medical Inc. and each of William Reiling, James Davis, and the Phillips W. Smith Family Trust dated April 3, 2008 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed May 8, 2008).

10.22 *	Employment Agreement by and between ProUroCare Inc. and Richard Carlson dated July 16, 2008 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2008).
10.23 *
Form of Stock Option Agreement and Notice of Stock Option Grant for incentive stock options issued to Richard Carlson and Richard Thon on July 11, 2008 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 14, 2008).

10.24
License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2008).

10.25
Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 14, 2008).

10.26
Amendment Number 1 to Promissory Note by and between ProUroCare Medical Inc. and Profile, LLC dated April 3, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 16, 2008).

10.27
Form of Amendment Number 1 to Promissory Notes by and between ProUroCare Medical Inc. and each of William Reiling, James Davis and the Phillips W. Smith Family Trust dated April 3, 2008 (incorporated by reference to Exhibit 10.2 on Form 8-K filed September 16, 2008).

10.28	Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 10.43 to Registration Statement on Form S-1 filed September 19, 2008).
10.29
Form of Unit Put Origination Warrant issued pursuant to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 4.23 to Registration Statement on Form S-1 filed September 19, 2008).

10.30	Form of Unit Put Warrant to be issued to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 4.22 to Registration Statement on Form S-1 filed September 19, 2008).
10.31
Form of Convertible Promissory Note issued pursuant to the Company’s exercise of its put right pursuant to the Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 10.44 to Registration Statement on Form S-1 filed September 19, 2008).

10.32	Convertible Promissory Note dated September 25, 2008 issued in favor of James Davis (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed October 23, 2008).
10.33
Amendment of License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated December 19, 2008 (incorporated by reference to Exhibit 10.46 to Amendment No. 4 to Registration Statement on Form S-1 filed December 22, 2008).

10.34
Amendment No.1 to Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated December 19, 2008 (incorporated by reference to Exhibit 10.46 to Amendment No. 4 to Registration Statement on Form S-1 filed December 22, 2008).

10.35	Promissory Note dated March 19, 2009 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed March 26, 2009).
10.36	Financing Agreement by and between ProUroCare Medical Inc. and James Davis dated March 19, 2009 (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed March 26, 2009).
10.37	Form of Loan Guarantor Compensation Letter Agreement dated March 19, 2009 (incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K filed March 26, 2009).
10.38
Letter Agreement by and between ProUroCare Medical Inc. and the Phillips W. Smith Family Trust dated March 19, 2009 (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed March 26, 2009).

Exhibit No.	Description
10.39
Amendment #2 to $600,000 Promissory Note dated October 15, 2007 between ProUroCare Medical Inc. and the Phillips W. Smith Family Trust dated March 19, 2009 (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K filed March 26, 2009).

10.40	Convertible Promissory Note dated March 19, 2009 issued in favor of James Davis (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 26, 2009).
10.41	Promissory Note dated June 12, 2009 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2009).
10.42	Security Agreement with Crown Bank dated June 12, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2009).
10.43	ProUroCare Medical Inc. 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 17, 2009)
10.44	Promissory Note dated September 21, 2009 issued in favor of James L. Davis (incorporated by reference to Exhibit 10.44 to Registration Statement on Form S-4/A filed October 16, 2009).
10.45	Promissory Note dated September 23, 2009 issued in favor of Jack Petersen (incorporated by reference to Exhibit 10.45 to Registration Statement on Form S-4/A filed October 16, 2009).
10.46	Promissory Note dated September 23, 2009 issued in favor of Central Bank (incorporated by reference to Exhibit 10.46 to Registration Statement on Form S-4/A filed October 16, 2009).
10.47	Security Agreement with Bruce Johnson dated September 23, 2009 (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-4/A filed October 16, 2009).
10.48	Amendment No.2 to Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated November 17, 2009 (filed herewith).
10.49	Settlement Agreement by and between ProUroCare Medical Inc. and Rensselaer Polytechnic Institute dated December 7, 2009 (filed herewith).
10.50	Modification/Amendment Agreement to Crown Bank Loans dated March 26, 2010 (filed herewith).
21.1	List of Subsidiaries of ProUroCare Medical Inc. (incorporated by reference to Exhibit 21.1 to Registration Statement on Form SB-2 filed August 3, 2004).
23.1	Consent of Baker Tilly Virchow Krause, LLP (filed herewith).
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Note: In order that share data agree with the underlying documents, no share data in this list of Exhibits have been restated to reflect the effect of the Company’s February 2008 one-for-ten reverse stock split.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProUroCare Medical, Inc.

By:	/s/ Richard C. Carlson
Richard C. Carlson
Chief Executive Officer
Date: March 31, 2010

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed as of March 29, 2010, by the following persons in the capacities indicated.

Name	Title

/s/ Richard C. Carlson	Chief Executive Officer (Principal Executive Officer)
Richard C. Carlson

/s/ Richard Thon	Chief Financial Officer (Principal Financial and Accounting
Richard Thon	Officer)

/s/ K. W. Michael Chambers	Director
K. W. Michael Chambers

/s/ James L. Davis	Director
James L. Davis

/s/ David Koenig	Director
David Koenig

/s/ Robert Rudelius	Director
Robert Rudelius

/s/ Scott E. Smith	Director
Scott E. Smith