Form 10-Q
period 2010-03-31
ProUroCare Medical Inc.
filed 2010-05-14
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 000-51774

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                          YES ☐  NO ☒

The registrant has 11,404,465 shares of common stock and 1,505,356 Units outstanding as of May 13, 2010.

ProUroCare Medical Inc.
Form 10-Q for the
Quarter Ended March 31, 2010

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash	$538,635	$1,000,874
Other current assets	128,946	58,200

Total current assets	667,581	1,059,074

Equipment and furniture, net	1,332	1,470
Debt issuance costs, net	6,865	27,383

	$675,778	$1,087,927
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	1,400,025	1,300,000
Notes payable	300,000	624,865
Notes payable - related party	243,000	—
Accounts payable	830,315	985,560
Accrued license and development fees	15,000	1,595,385
Accrued expenses	231,676	269,230
Total current liabilities	3,020,016	4,775,040

Commitments and contingencies:
Long-term note payable, bank	—	100,025
Long-term note payable	—	300,000
Long-term note payable - related party	—	243,000
Total liabilities	3,020,016	5,418,065
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 12,895,477 and 11,326,283 shares on March 31, 2010 and December 31, 2009, respectively	129	113
Additional paid-in capital	27,107,201	23,549,626
Deficit accumulated during development stage	(29,451,568)	(27,879,877)
Total shareholders’ deficit	(2,344,238)	(4,330,138)
	$675,778	$1,087,927

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31		Period from August 17,1999 (Inception) to March 31,
	2010	2009	2010
Operating expenses:
Research and development	$84,154	$100,000	$7,779,051
General and administrative	485,150	425,517	12,027,398
Total operating expenses	569,304	525,517	19,806,449

Operating loss	(569,304)	(525,517)	(19,806,449)

Incentive for early warrant exercise	—	—	(1,313,309)
Incentive for early warrant exercise - related parties	—	—	(43,555)
Interest income	1,295	21	19,748
Interest expense	(68,228)	(763,234)	(4,792,183)
Interest expense - related parties	(20,028)	(284,289)	(1,679,251)
Debt extinguishment expense	(882,092)	(45,940)	(1,380,373)
Debt extinguishment expense - related parties	(33,334)	(120,408)	(456,196)

Net loss	$(1,571,691)	$(1,739,367)	$(29,451,568)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.22)	$(14.07)

Weighted average number of shares outstanding:
Basic and diluted	11,617,324	8,072,096	2,093,391

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (Inception) to
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(1,571,691)	$(1,739,367)	$(29,451,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	16	21,121
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	68,585	148,706	2,313,805
Common stock issued for services rendered	—	—	222,046
Common stock issued to related parties for interest	—	—	1,322
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	11,111	33,333	44,444
Units issued for debt extinguishment	870,981	—	870,981
Notes payable issued for intangibles expensed as research and development	—	—	150,000
Warrants issued for services	—	—	567,036
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for debt extinguishment	—	607	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for early warrant exercise incentive	—	—	1,356,864
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original issue discount	—	2,720	142,964
Amortization of convertible debt-original issue discount	—	507,902	1,146,587
Amortization of convertible debt-related parties original issue discount	—	325,709	1,194,132
Amortization of debt issuance costs	77,843	269,200	2,226,737
Bargain conversion option added to note payable- related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	(70,746)	7,778	(71,629)
Accounts payable	(155,245)	(147,776)	722,580
Accrued development expense	(15,000)	(827,835)	2,080,385
Accrued expenses	24,889	(174,957)	876,326
Net cash used in operating activities	(759,135)	(1,593,964)	(12,228,313)
Cash flows from investing activities:
Purchases of equipment and furniture	—	(561)	(22,453)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	—	(561)	(22,453)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (Inception) to
	2010	2009	March 31, 2010
Cash flows from financing activities:
Proceeds of note payable, bank	—	—	600,000
Payments of note payable, bank	—	(400,000)	(900,000)
Proceeds of notes payable	—	—	340,500
Payments of notes payable	(24,865)	(73,642)	(1,486,288)
Proceeds of notes payable - related parties	—	67,638	653,738
Payments of notes payable - related parties	—	(34,000)	(282,800)
Proceeds from long-term notes payable and bank debt	—	—	4,207,362
Proceeds from long-term notes payable, related parties	—	—	1,363,500
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	321,761	—	2,035,357
Payments for debt issuance costs	—	—	(766,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	(363,662)	(513,823)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	2,613,600	8,296,138
Net cash provided by financing activities	296,896	1,809,934	12,789,401
Net increase (decrease) in cash	(462,239)	215,409	538,635
Cash, beginning of the period	1,000,874	48,114	—
Cash, end of the period	$538,635	$263,523	$538,635

Supplemental cash flow information:
Cash paid for interest	$21,269	$53,550	$860,321
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable	—	(200,508)	509,947
Deferred offering costs included in accrued expenses	46,214	(70,000)	46,214
Debt issuance costs included in accounts payable	—	—	114,156
Warrants issued pursuant to notes payable	—	(3,327)	467,191
Warrants issued for debt issuance costs	—	—	298,021
Prepaid expenses financed by note payable	—	—	246,871
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Common stock issued in lieu of cash for accrued expenses	—	—	259,053
Common stock issued in lieu of cash for accrued development cost	1,565,385	500,000	2,065,385
Common stock issued for debt issuance cost	—	66,667	301,230
Common stock issued for accrued debt extinguishment	22,222	—	22,222

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (Inception) to
	2010	2009	March 31, 2010
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Conversion of notes payable, related parties into convertible debentures	—	—	200,000
Common stock issued in lieu of cash for accounts payable	—	—	122,291
Common stock issued in lieu of cash for notes payable-related parties	—	—	10,300
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Conversion of accounts payable to note payable	—	12,293	253,906
Conversion of accrued expenses to note payable	—	13,569	13,569
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076
Deferred offering costs offset against gross proceeds of offering	—	823,078	823,078
Conversion of convertible debt to units	—	1,638,750	1,638,750
Conversion of convertible debt-related parties to units	—	1,323,334	1,323,334
Conversion of convertible debt-related parties to common stock	—	—	281,000
Conversion of notes payable to units	600,000	—	600,000
Conversion of accrued expenses to units	97,546	331,261	428,807
Note payable-related party tendered for warrant exercise	—	—	26,000
Warrant exercise cost paid in lieu of cash for services rendered-related party	—	—	11,250

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

March 31, 2010 and 2009 and the period from
August 17, 1999 (Inception) to March 31, 2010

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies.

(a)	Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently the prostate mechanical imaging system, designed for use as an aid to the physician in visualizing and documenting abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly-owned operating subsidiary ProUroCare Inc. (“PUC”), have included acquiring several technology licenses, purchasing intellectual property, entering into product development agreements and conducting clinical studies.

PUC had no activities from its incorporation in August 1999 until July 2001, when it acquired a license to certain microwave technology from CS Medical Technologies, LLC (“CS Medical”).  In January 2002, PUC acquired a license to certain prostate imaging technology from Profile, LLC (“Profile”).

Pursuant to a merger agreement effective April 5, 2004 (the “Merger”), PUC became a wholly-owned operating subsidiary of Global Internet Communications, Inc. (“Global”), which changed its name to ProUroCare Medical Inc. on April 26, 2004.  In connection with the Merger, the Company completed a private placement of 220,500 shares, as adjusted for the Reverse Split (as defined below), of common stock (the “2004 Private Placement”) pursuant to Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”).

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PUC.  Significant intercompany accounts and transactions have been eliminated in consolidation.  Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year, including the reclassification of transactions with related parties.  The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(c)	Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were anti-dilutive for the three months ended March 31, 2010 and 2009 and the period from August 17, 1999 (Inception) to March 31, 2010 due to the Company’s net losses.  8,249,721 and 8,747,442 shares of common stock issuable under stock options and warrants were excluded from the computation of diluted net loss per common share for each of the three months ended March 31, 2010 and 2009, respectively.

(d)	Stock-Based Compensation

The Company’s policy is to grant stock options at fair value at the date of grant and to record stock-based employee compensation expense at fair value.  The Company recognizes the expense related to the fair value of the award on a straight-line basis over the vesting period.  From time to time, the Company issues options to consultants.  The fair value of options issued to non-employees (typically consultants) is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform.  In the event that the measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date.  The fair value of options so determined is expensed on a straight-line basis over the associated performance period.

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

Stock-based compensation expense related to stock options was $68,585, $148,706 and $2,191,230 for the three months ended March 31, 2010 and 2009 and the period from August 17, 1999 (Inception) to March 31, 2010, respectively, or $0.01, $0.02 and $1.05 on a per share basis.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $264,000, $45,000 and $5,000 for the years ending December 31, 2010, 2011 and 2012, respectively.

In determining the compensation expense of the options granted during the three months ended March 31, 2010 and 2009, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31
	2010	2009
Risk-free Interest Rate	1.82%	2.98%
Expected Life of Options Granted	4.02 years	3.85 years
Expected Volatility	131.2%	130.6%
Expected Dividend Yield	0	0

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

Excluding warrants issued as a component of units issued upon the conversion of a loan into equity securities (see Note 4), no warrants were granted during the three months ended March 31, 2010.  Excluding warrants issued as a component of the units sold in the 2009 Public Offering, no warrants were granted during the three months ended March 31, 2009.  Stock-based consideration related to warrants issued to non-employees for goods and services received was $122,575 for the period from August 17, 1999 (Inception) to March 31, 2010 or $0.06 on a per share basis.

(f)	Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock.  The value of the common stock compensation is recorded as debt issuance cost and amortized over the term of the loans.

Debt issuance costs are summarized as follows:

	March 31, 2010	December 31, 2009
Debt issuance costs, gross	$227,654	$203,662
Less amortization	(220,789)	(176,279)

Debt issuance costs, net	$6,865	$27,383

Amortization expense related to debt issuance costs was $77,843, $269,200 and $2,226,737 for the three months ended March 31, 2010 and 2009 and the period from August 17, 1999 (Inception) to March 31, 2010, respectively.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2010, the Company had an accumulated deficit of approximately $29,452,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.  Accrued Expenses.

Accrued expenses are summarized as follows:

	March 31, 2010	December 31, 2009
Accrued interest payable in cash	$58,371	$137,340
Accrued interest payable in common stock	47,906	20,014
Accrued debt extinguishment payable in common stock	77,778	66,666
Accrued audit fees	18,000	14,000
Accrued directors’ fees	16,666	—
Uninvoiced expenses	12,955	22,210
Other	—	9,000

	$231,676	$269,230

Note 3.  Notes Payable – Bank.

On March 26, 2010, the maturity dates of the Company’s $1.3 million of Crown Bank promissory notes were extended to April 28, 2010 with no changes to other existing note terms.  On April 26, 2010, the maturity dates of the Crown Bank loans were further extended to June 28, 2010, with principal reductions of $50,000 due on each of April 28, 2010 and May 28, 2010.

Note 4.  Notes Payable.

On March 26, 2010, the Company converted its $600,000 loan from an individual lender and $97,546 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of Company’s common stock.  The immediately exercisable warrants had a three-year term, an exercise price of $1.83 per share and a cashless exercise provision.  The lender immediately elected to exercise the warrants, and the Company issued 102,154 shares of stock to the lender pursuant to the cashless exercise.  The Company recognized debt extinguishment expense of $870,981 during the three months ended March 31, 2010, representing the excess fair value of the securities issued over the carrying value of the debt and interest.  Upon loan conversion to equity, the Company issued to the individual lender 66,666 shares of common stock as consideration pursuant to the original terms of the loan.

Note 5.  Shareholders’ Equity.

(a)	Common Stock

Between February 3, 2010 and March 2, 2010, holders of 249,970 warrants to purchase the Company’s common stock exercised their warrants resulting in proceeds to the Company of $321,761.

On March 15, 2010, the Company issued 769,231 shares of common stock to Artann Laboratories Inc. (Artann) pursuant to a development agreement.  The $1,565,385 value of the shares was recorded as research and development expense during the year ended December 31, 2009.

On March 26, 2010, the Company converted its $600,000 loan from an individual lender and $97,546 of accrued interest thereon into 381,173 shares of the Company’s common stock and 381,173 warrants to purchase the Company’s common stock (see Note 4).

(b)	Stock Options

On March 1, 2010, the Company issued non-qualified options to purchase 10,374 shares of the Company’s common stock to each of two directors upon their election to the Board of Directors.  The options were valued at $1.97 per share, and will vest over a two-year period.  The options are exercisable for a seven-year period at $2.41 per share.

Note 6.  Income Taxes.

The Company applies the policy of classifying interest in interest expense and penalties in general and administrative expense.  The Company had recorded no accrued interest or penalties.

The Company had no significant unrecognized tax benefits as of March 31, 2010 and December 31, 2009 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  Any interest or penalties are expensed as general and administrative expense as incurred.

The Company has generated net operating loss carryforwards of approximately $8.3 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering.  The Company’s use of its net operating loss carryforwards of approximately $5.3 million and built-in loss incurred prior to the closing of the 2009 public offering will be limited as a result of this change; however, the amount of limitation will not be known until a full Section 382 study is completed.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2006 - 2008
State of Minnesota 2006 - 2008

Note 7.  Related Parties.

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties.  During the three months ended March 31, 2010, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

Pursuant to the guaranties received relating to the Company’s March 19, 2009 renewal of its $1,200,000 Crown Bank promissory note, the Company accrued for issuance 33,333 shares of common stock during the three months ended March 31, 2010 as consideration to each of James Davis and William Reiling, both five percent shareholders at the time of the note renewal.  The 66,666 shares accrued were valued at $33,333 based on the fair market value on the date of the guarantees received and recorded as debt extinguishment expense.

On March 1, 2010, the Company’s Board of Directors awarded $12,000 to director David Koenig in recognition of his years of service as corporate secretary.  In addition, Mr. Koenig was engaged by the Board as a paid consultant to the Company to assist management with corporate financing.  In this role, Mr. Koenig will be paid $4,000 per month for up to 12 months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2010 and 2011 working capital needs and launch our products into the marketplace; our ability to pursue additional development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing of all U.S. Food and Drug Administration (“FDA”) and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets, and enforcing breaches of the same;; the quality or composition of our products and the strength and reliability of our contract vendors and partners; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is an emerging medical device company that is in the process of obtaining FDA clearance for its first product, an innovative prostate imaging system known as the ProUroScan™ System.  The ProUroScan System incorporates our new proprietary elasticity imaging technology to create a “map” of the prostate to be used as an aid in visualizing and documenting abnormalities of the prostate detected/monitored by digital rectal examination.  We own patents and exclusively license patent applications and know-how related to the creation in real-time of two- and three-dimensional images of soft tissue using special software to process data acquired by probes that incorporate arrays of sensitive mechanical force sensors.  The ProUroScan System is our first embodiment of this technology, to be used to image the prostate.  We believe that this technology can be applied to other soft organ tissue in the future.

The ProUroScan System was developed over the past several years under agreements with our development partner, Artann Laboratories Inc. (“Artann”), a scientific technology company focused on early-stage technology development.  During 2008 and 2009, our research and development activities conducted through Artann were primarily directed toward completion of the final configuration of the ProUroScan System and conducting clinical trials.  This work culminated in the preparation and submission to the FDA of a 510(k) application in November 2009.

Our goal is to have the ProUroScan System regulated by the FDA as a Class II device.  In a 510(k), applicants must demonstrate that their device is substantially equivalent to an existing approved product, or “predicate device”.  An otherwise safe and effective product that employs such new or novel technology that a predicate device does not exist can still be cleared for marketing using a clearance path that is referred to as a “de novo” application.

In communications with the FDA in March and April 2010, the FDA determined that the ProUroScan System is not substantially equivalent (NSE) to a device currently being marketed.  This finding allows us to file a de novo application for market clearance.  We believe that appropriate general and special controls can be drafted to ensure that the ProUroScan is a safe and effective device, and therefore meets the criteria for classification as a Class II device under the de novo process.  We plan to meet with representatives of the FDA to confirm the process for completing the de novo classification application, which we will submit in May 2010.  In the event that FDA does not concur that the ProUroScan System is an appropriate candidate for de novo classification, the device may require premarket approval (PMA) before it can be commercially distributed in the United States.

During this pre-revenue stage, in addition to work performed by Artann, we have conducted our development and clinical activities primarily through the use of contracted resources that specialize in managing the clinical trial process, developing regulatory strategies and in counseling on FDA matters.  We have found that using consultants and contractors to perform these functions during our development stage has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted.  We have identified a highly qualified contract manufacturer, Logic (Minneapolis, MN), to produce the first commercial ProUroScan Systems.  Logic is currently working with Artann to transfer the technology into production.

We expect to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market.  We are actively engaged in discussions with several such companies and intend to identify the final marketing partner during 2010.  Prior to entering the market through a commercialization partner, we plan to produce a small number of systems and place them with highly-regarded urologists across the United States.  These key opinion leaders will expand our base of clinical reference while evaluating physician training and in-service programs.  We also intend to place a limited number of systems in Europe during this period.  During the course of 2010, as we move into production and begin marketing our products, we expect to add internal resources in the areas of sales and marketing, engineering and quality control.

In addition to the research and development work, we incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, public and investor relations, financial printing, press releases and transfer agent fees.  We also incur costs associated with the prosecution and maintenance of our intellectual property.  We currently rent approximately 1,000 square feet of office space on a month-to-month basis at a cost of $1,000 per month. Other expenses incurred include executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses.

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

Three months ended March 31, 2010 compared to the three months ended March 31, 2009:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended March 31, 2010 were $569,304, an increase of $43,787, or eight percent, compared to $525,517 last year.  This increase resulted from consulting fees for new regulatory, reimbursement, finance and manufacturing activities totaling $124,000 and from $24,000 of new public relations efforts.  Offsetting these new expenses were reduced compensation and benefits costs during the three months ended March 31, 2010 of $32,000, or 26 percent, compared to last year as a result of a $40,000 bonus awarded during the three months ended March 31, 2009 following the completion of our 2009 public offering and reduced stock-based compensation of $80,000, or 54 percent, compared to last year, as a result of a grant of immediately vesting stock options to directors and officers valued at $139,400 last year.

Net Interest Expense.  Net interest expense for the three months ended March 31, 2010 was $86,961, a decrease of 92 percent compared to $1,047,502 last year.  Included in the expense for the three months ended March 31, 2009 was the approximately $980,000 write-off of unamortized original issue discount and debt issuance costs related to our 2006, 2007 and 2008 private debt placements and the 2008 unit put arrangement, upon the closing of our 2009 public offering and the subsequent automatic conversion of approximately $3.3 million of debt and accrued interest into equity.  Interest expense excluding the write-off of original issue discount debt issuance cost increased 34 percent to approximately $ 87,000 for the three months ended March 31, 2010 compared to approximately $65,000 last year resulting from increased debt and debt guarantees that carry stock-based consideration provisions.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the provisions of short-term loans from certain lenders in refinancing transactions. Our debt extinguishment expense for the three months ended March 31, 2010 was $915,426, an increase of 450 percent, compared to $166,348 last year.   The increase is primarily due to the conversion of a $600,000 loan from the Phillips W. Smith Family Trust (the “Smith Trust”) and $97,546 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of Company’s common stock.  We recognized debt extinguishment expense of $870,981 in this conversion, representing the excess fair value of the securities issued over the carrying value of the debt and interest at the time of the conversion.

Balance Sheet Changes

During the three months ended March 31, 2010, the following transactions resulted in material changes to our balance sheet:

On March 15, 2010, the Company issued 769,231 shares of common stock to Artann pursuant to a development agreement.  The $1,565,385 value of the shares had been recorded as an accrued development fee as of December 31, 2009.

On March 26, 2010, the Company converted its $600,000 loan from the Smith Trust and $97,546 of accrued interest thereon into 381,173 shares of the Company’s common stock and 381,173 warrants to purchase the Company’s common stock.  As a result, notes payable and accrued expenses were reduced accordingly.

As of March 31, 2010, all of our notes payable were scheduled to mature within one year.  Amounts classified as long-term as of December 31, 2009 were therefore reclassified to short-tem as of March 31, 2010.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license and commercialization and development agreements with Artann, which are the foundation for our proposed product offerings. These assets secure $1.3 million of senior bank notes and, as a result, are not available to secure additional senior debt financing. We do not anticipate selling any significant assets in the near term.

Sources and Uses of Cash

Net cash used in operating activities was $759,000 during the three months ended March 31, 2010 compared to $1.6 million in 2009.  During the three months ended March 31, 2009, we made cash payments to Artann of $600,000 for licensing fees and a total of $500,000 for milestone achievements pursuant to our licensing and development agreements.   In addition to increased operating expenses, other uses of cash included payments for accounts payable and prepayment of the production of probe sensors to be used in future clinical work.

Net cash provided by financing activities was $300,000 during the three months ended March 31, 2010, resulting from the exercise of warrants by certain warrant holders.   Net cash provided by financing activities was $1.8 million during the first three months of 2009, resulting from the $2.3 million net proceeds from our 2009 public offering, offset by our retirement of a $400,000 bank debt in March 2009.

Cash Requirements and Financing

Our goal is to begin our commercial launch of the ProUroScan system in 2010.  The timing of the market launch is dependent upon the amount of funding that is available to fund manufacturing and market scale-up activities and the timing of FDA approval.

We expect that our cash needs for our operating expenses (including payments due to Artann explained below) will be approximately $3.3 million through the remainder of 2010.  Of this amount, we anticipate that on-going general and administrative expenses, including the cost of existing personnel, rent, patent filing and maintenance, legal, audit and other costs of being a public company, will be approximately $810,000.  We estimate that our cost of contracting for certain product engineering and development work to reduce the cost of the ProUroScan system and make certain enhancements will cost approximately $460,000.  We expect to add personnel in the areas of sales and marketing, engineering and quality control during the remainder of 2010, which we estimate to cost approximately $600,000.  We expect to initiate sales and marketing programs in advance of obtaining a corporate distribution partner that will cost approximately $425,000.  Placing systems and performing additional patient studies at certain key institutions will cost approximately $225,000.

Pursuant to the terms of the Artann development agreement, upon receipt of FDA 510(k) clearance we are required to make a cash payment of $750,000 and provide a $1,000,000 equity payment to Artann.  The equity payment is subject to a $100,000 reduction per month beginning April 23, 2010 until FDA clearance is received.

We estimate that a September market launch will require approximately $550,000 to fund inventory and accounts receivable by the end of 2010.  We also anticipate purchasing approximately $230,000 of tooling, molds and other capital for production, computer equipment, software and general office furniture and equipment during the remainder of the year.

We have agreed to retire $250,000 of our $1.25 million of existing loans with Crown Bank during the three months ending June 30, 2010, and we expect to renew the remaining $1.0 million.  In addition, we expect to make payments towards other current liabilities and interest totaling approximately $300,000 through the remainder of 2010.

In total, assuming financing permits, we expect our cash requirements for operating expenses, working capital, capital expenditures and payments toward debt and vendor obligations during the remainder of 2010 to be approximately $4.6 million.  Of this, at least $1.5 million is subject to reduction or postponement based on availability of funding.

As of April 30, 2010, we had approximately $285,000 of cash on hand.  We will require additional funds to support our manufacturing scale-up, development of a small sales staff and marketing team, reinforce our patent position and fund operations leading to a commercial market launch.  We expect that a significant portion of the additional funds will come from the exercise of outstanding warrants.  .  We currently have the right to redeem 4,505,707 outstanding warrants with an exercise price of $1.30 per share.  Upon our exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants.  We could realize up to approximately $5.9 million depending on the number of shares actually exercised.  In addition, we will gain the ability to redeem 1,244,829 warrants if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $1.6 million depending on the number of shares actually exercised pursuant to such redemption.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemption were made.

We plan to identify a distribution partner during 2010 to help market our products.  We expect such a distribution partner may provide financial support in the form of licensing fees, loans, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support.  There can be no assurance that a distribution partner can be successfully identified and engaged during 2010, if at all.

In addition to these actions, we will pursue additional private funding in 2010 to achieve our market launch goals and provide funding for operations in 2011.  The amounts of such additional funding will depend upon the amount of funding we receive from the exercise of the outstanding warrants noted above.  The additional private funding may be in the form of convertible debt, equity securities, private debt or debt guarantees for which stock-based consideration is paid, the calling of the outstanding redeemable warrants, a warrant exercise offer program similar to our 2009 warrant exercise program, or a combination of these.  There can be no assurance we will be successful in raising such funds

If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearance of the ProUroScan system is not received by September 2010, we will be forced to delay pre-market activities accordingly, and the funding required for inventory and accounts receivable during 2010 would be reduced.

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of March 31, 2010, we had an accumulated deficit of approximately $29.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

Our critical accounting policies are policies which have a high impact on the reporting of our financial condition and results and require significant judgments and estimates. Our critical accounting policies relate to (a) the valuation of stock-based compensation awarded to employees, directors, loan guarantors and consultants and (b) the accounting for debt with beneficial conversion features.

Valuation of Stock-Based Compensation

Since inception, we have measured and recognized compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on fair value. Our determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price and estimates regarding projected employee stock option exercise behaviors and forfeitures. We recognize the expense related to the fair value of the award straight-line over the vesting period.

Debt with Beneficial Conversion Features

The beneficial conversion features of the promissory notes were valued using the Black-Scholes pricing model. The resulting original issue discount is amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties set forth under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and the material changes set forth below before purchasing our securities.  These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our securities could fall, and you may lose all or part of your investment.  We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

The risk factor disclosed in our Annual Report on Form 10-K relating to FDA clearance of the ProUroScan System has been revised to read as follows:

We are relying upon Artann to obtain FDA market clearance of the ProUroScan System. There is no guarantee that the FDA will grant timely clearance of the ProUroScan System, if at all, and failure to obtain such timely clearance would adversely affect our ability to market that product and expand utilization of the technology in other prostate applications or in other soft tissue organs in the body, which may affect our ability to grow our business.

The ProUroScan System is subject to regulation by the FDA and by comparable agencies in various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome. Our goal is to have the ProUroScan System regulated by the FDA as a Class II device.  In a 510(k), applicants must demonstrate that their device is substantially equivalent to an existing approved product, or “predicate device”.  An otherwise safe and effective product that employs such new or novel technology that a predicate device does not exist can still be cleared for marketing using a clearance path that is referred to as a “de novo” application.

In communications with the FDA in March and April 2010, the FDA determined that the ProUroScan System is not substantially equivalent (NSE) to a device currently being marketed.  This finding allows us to file a de novo application for market clearance.  We believe that appropriate general and special controls can be drafted to ensure that the ProUroScan is a safe and effective device, and therefore meets the criteria for classification as a Class II device under the de novo process.  We plan to meet with representatives of the FDA to confirm the process for completing the de novo classification application, which we will submit in May 2010.  In the event that

FDA does not concur that the ProUroScan System is an appropriate candidate for de novo classification, the device may require premarket approval (PMA) before it can be commercially distributed in the United States.

There is no guarantee that the FDA will grant market clearance or designate the ProUroScan System as a class II device in a timely manner, if at all. Failure to obtain clearance for the ProUroScan System would require Artann to re-apply for clearance with additional supporting data or information, or for a different labeling claim, submit a Premarket Approval Application (a “PMA”) for FDA approval, or abandon the product. Even if FDA market clearance is received, Artann may encounter significant delays in receiving such clearance. If unexpected clearance delays occur, or if Artann needs to re-apply for FDA clearance or submit a PMA, it could have a material adverse effect on our business.  If such delays occur, we would need to obtain additional financing to continue operations.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

4.1
Warrant to acquire 381,173 shares of ProUroCare Medical Inc. common stock issued in favor of the Phillips W. Smith Family Trust on March 26, 2010 (incorporated by reference to Exhibit 4.27 to Annual Report on Form 10-K filed March 31, 2010).

10.1	Modification/Amendment Agreement to Crown Bank Loans dated March 26, 2010 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 31, 2010).

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: May 13, 2010	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: May 13, 2010	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1
Warrant to acquire 381,173 shares of ProUroCare Medical Inc. common stock issued in favor of the Phillips W. Smith Family Trust on March 26, 2010 (incorporated by reference to Exhibit 4.27 to Annual Report on Form 10-K filed March 31, 2010).

10.1	Modification/Amendment Agreement to Crown Bank Loans dated March 26, 2010 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 31, 2010).

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.