Form 10-Q
period 2010-06-30
ProUroCare Medical Inc.
filed 2010-08-16
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
YES ☐  NO ☒

The registrant has 13,817,111 shares of common stock and 529,855 Units outstanding as of August 12, 2010.

ProUroCare Medical Inc.
Form 10-Q for the
Quarter Ended June 30, 2010

Table of Contents

Page No.

PART I - FINANCIAL INFORMATION		[1]

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	[1]

	Consolidated Statements of Operations	[2]

	Consolidated Statements of Cash Flows	[3]

	Notes to Consolidated Financial Statements	[6]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	[13]

ITEM 4T.	CONTROLS AND PROCEDURES	[19]

PART II - OTHER INFORMATION		[20]

ITEM 1A. RISK FACTORS		[20]

ITEM 5.	OTHER INFORMATION	[20]

ITEM 6.	EXHIBITS	[21]

SIGNATURES		[22]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash	$771,016	$1,000,874
Other current assets	179,790	58,200
Total current assets	950,806	1,059,074

Equipment and furniture, net	15,508	1,470
Debt issuance costs, net	6,893	27,383
Deferred offering costs	63,850	—
	$1,037,057	$1,087,927
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	1,300,025	1,300,000
Notes payable	985,422	624,865
Notes payable - related party	516,000	—
Accounts payable	843,538	985,560
Accrued license and development fees	—	1,595,385
Accrued expenses	1,049,204	269,230
Total current liabilities	4,694,189	4,775,040

Commitments and contingencies
Long-term note payable, bank	—	100,025
Long-term note payable	—	300,000
Long-term note payable - related party	—	243,000
Total liabilities	4,694,189	5,418,065
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 13,045,375 and 11,326,283 shares on June 30, 2010 and December 31, 2009, respectively	130	113
Additional paid-in capital	27,190,587	23,549,626
Deficit accumulated during development stage	(30,847,849)	(27,879,877)
Total shareholders’ deficit	(3,657,132)	(4,330,138)
	$1,037,057	$1,087,927

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		Period from August 17, 1999 (Inception) to
	2010	2009	2010	2009	June 30, 2010
Operating expenses:

Research and development	$74,932	$108,881	$159,086	$208,881	$7,853,983
General and administrative	454,227	286,110	939,377	711,627	12,481,625
Total operating expenses	529,159	394,991	1,098,463	920,508	20,335,608

Operating loss	(529,159)	(394,991)	(1,098,463)	(920,508)	(20,335,608)

Incentive for early warrant exercise	—	—	—	—	(1,313,309)
Incentive for early warrant exercise - related parties	—	—	—	—	(43,555)
Interest income	740	—	2,035	21	20,488
Interest expense	(513,659)	(40,949)	(581,887)	(804,183)	(5,305,842)
Interest expense - related parties	(349,203)	—	(369,231)	(284,289)	(2,028,454)
Debt extinguishment expense	(5,000)	(83,236)	(887,092)	(129,176)	(1,385,373)
Debt extinguishment expense - related parties	—	(74,683)	(33,334)	(195,091)	(456,196)

Net loss	$(1,396,281)	$(593,859)	$(2,967,972)	$(2,333,226)	$(30,847,849)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.06)	$(0.24)	$(0.26)	$(13.18)

Weighted average number of shares outstanding:
Basic and diluted	12,909,867	9,574,042	12,267,166	8,827,218	2,341,325

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30		Period from August 17, 1999 (Inception) to
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(2,967,972)	$(2,333,226)	$(30,847,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	62	21,259
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	62,903	158,233	2,308,123
Common stock issued for services rendered	—	—	222,046
Common stock issued to related parties for interest	—	—	1,322
Common stock issued for debt guarantees	9,533	—	116,200
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	33,333	33,333	66,666
Units issued for debt extinguishment	870,981	—	870,981
Units issued for interest expense	8,700	—	8,700
Notes payable issued for intangibles expensed as research and development	—	—	150,000
Warrants issued for services	—	—	567,036
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for debt extinguishment	—	607	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for early warrant exercise incentive	—	—	1,356,864
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original issue discount	—	2,720	142,964
Amortization of convertible debt-original issue discount	—	507,902	1,146,587
Amortization of convertible debt-related parties original issue discount	—	444,328	1,194,132
Amortization of debt issuance costs	243,856	309,529	2,392,750
Bargain conversion option added to note payable-related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	(121,590)	4,814	(122,473)
Accounts payable	(205,595)	(144,493)	672,230
Accrued development expense	(30,000)	—	2,065,385
Accrued expenses	712,120	(911,880)	1,563,557
Net cash used in operating activities	(1,383,455)	(1,928,071)	(12,852,633)
Cash flows from investing activities:
Purchases of equipment and furniture	(14,314)	(561)	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	(14,314)	(561)	(36,767)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30		Period from August 17, 1999 (Inception) to
	2010	2009	June 30, 2010
Cash flows from financing activities:
Proceeds of note payable, bank	—	100,000	600,000
Payments of note payable, bank	(100,000)	(400,000)	(1,000,000)
Proceeds of notes payable	693,345	—	1,033,845
Payments of notes payable	(32,788)	(87,864)	(1,494,211)
Proceeds of notes payable - related parties	273,000	67,638	926,738
Payments of notes payable - related parties	—	(34,000)	(282,800)
Proceeds from long-term notes payable and bank debt	—	—	4,207,362
Proceeds from long-term notes payable, related parties	—	—	1,363,500
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	334,631	—	2,048,227
Payments for debt issuance costs	—	(600)	(766,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	(277)	(363,662)	(514,100)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	2,613,600	8,296,138
Net cash provided by financing activities	1,167,911	1,895,112	13,660,416
Net increase (decrease) in cash	(229,858)	(33,520)	771,016
Cash, beginning of the period	1,000,874	48,114	—
Cash, end of the period	$771,016	$14,594	$771,016

Supplemental cash flow information:
Cash paid for interest	$36,228	$71,883	$875,280
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable	63,573	(200,508)	573,520
Deferred offering costs included in accrued expenses	—	(70,000)	—
Debt issuance costs included in accounts payable	—	—	114,156
Warrants issued pursuant to notes payable	—	3,327	467,191
Common stock issued pursuant to notes payable	223,336	—	223,336
Warrants issued for debt issuance costs	—	—	298,021
Prepaid expenses financed by note payable	—	81,345	246,871
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Common stock issued in lieu of cash for accrued expenses	66,666	20,250	325,719
Common stock issued in lieu of cash for accrued development cost	1,565,385	500,000	2,065,385
Common stock issued for debt issuance cost	—	72,734	301,230

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30		Period from August 17, 1999 (Inception) to
	2010	2009	June 30, 2010
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Conversion of notes payable, related parties into convertible debentures	—	—	200,000
Common stock issued in lieu of cash for accounts payable	—	—	122,291
Common stock issued in lieu of cash for notes payable-related parties	—	—	10,300
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Issuance of note payable for redemption of common stock	—	—	650,000
Conversion of accounts payable to note payable	—	12,293	253,906
Conversion of accrued expenses to note payable	—	13,569	13,569
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076
Deferred offering costs offset against gross proceeds of offering	—	823,078	823,078
Conversion of convertible debt to units	—	1,638,750	1,638,750
Conversion of convertible debt-related parties to units	—	1,323,334	1,323,334
Conversion of convertible debt-related parties to common stock	—	281,000	281,000
Conversion of notes payable to units	600,000	—	600,000
Conversion of accrued expenses to units	88,846	331,261	420,107
Note payable-related party tendered for warrant exercise	—	—	26,000
Warrant exercise cost paid in lieu of cash for services rendered-related party	—	—	11,250

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

June 30, 2010 and 2009 and the period from
August 17, 1999 (Inception) to June 30, 2010

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies.

(a)      Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently its prostate mechanical imaging (“PMI”) system, designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly-owned operating subsidiary ProUroCare Inc. (“PUC”) and in conjunction with its development partner, Artann Laboratories, Inc. (“Artann”), have included acquiring several technology licenses, purchasing intellectual property, entering into product development agreements, conducting clinical studies and making application to the Food and Drug Administration (“FDA”) for market clearance of the PMI system where it is currently under review.

(b)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

(c)      Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were anti-dilutive for the three and six months ended June 30, 2010 and 2009 and the period from August 17, 1999 (Inception) to June 30, 2010 due to the Company’s net losses. 8,625,350 and 8,236,533 shares of common stock issuable under stock options and warrants were excluded from the computation of diluted net loss per common share for each of the three and six months ended June 30, 2010 and 2009, respectively.

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

Stock-based compensation expense related to stock options was $(5,682), $62,903 and $2,185,548 for the three and six months ended June 30, 2010 and the period from August 17, 1999 (Inception) to June 30, 2010, respectively, or $0.00, $0.00 and $0.93 on a per share basis.  Stock-based compensation expense related to stock options was $9,527 and $158,233 for the three and six months ended June 30, 2009, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $79,000, $45,000 and $5,000 for the years ending December 31, 2010, 2011 and 2012, respectively.

No stock options were granted during the three months ended June 30, 2010 or June 30, 2009. In determining the compensation expense of the options granted during the six months ended June 30, 2010 and 2009, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Risk-free Interest Rate	n/a	n/a	1.82%	2.98%
Expected Life of Options Granted	n/a	n/a	4.02 years	3.85 years
Expected Volatility	n/a	n/a	131.2%	130.6%
Expected Dividend Yield	n/a	n/a	0	0

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

On June 11, 2010, the Company closed an $885,000 private offering of promissory notes pursuant to which warrants were accrued as interest expense (see Notes 4 and 5(c)).  In determining the interest expense of the options granted during the three and six months ended June 30, 2010, the fair value of each option grant has been estimated on the private offer closing date using the Black-Scholes pricing model using a risk-free interest rate of 1.24%, an expected warrant life of 3.04 years, an expected volatility rate of 129.5% and an expected dividend yield of 0.

Excluding warrants issued as a component of units issued upon the conversion of a loan into equity securities (see Note 4), no other warrants were granted during the three and six months ended June 30, 2010.  Excluding warrants issued as a component of the units sold in the 2009 Public Offering, no warrants were granted during the six months ended June 30, 2009.  Stock-based consideration related to warrants issued to non-employees for goods and services received was $122,575 for the period from August 17, 1999 (Inception) to June 30, 2010 or $0.05 on a per share basis.

(f)       Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock.  The value of the common stock compensation is recorded as debt issuance cost and amortized over the term of the loans.

Debt issuance costs are summarized as follows:

	June 30, 2010	December 31, 2009
Debt issuance costs, gross	$103,650	$203,662
Less amortization	(96,757)	(176,279)

Debt issuance costs, net	$6,893	$27,383

Amortization expense related to debt issuance costs was $166,013, $243,856 and $2,392,750 for the three and six months ended June 30, 2010 and the period from August 17, 1999 (inception) to June 30, 2010, respectively. Amortization expense related to debt issuance costs was $40,329 and $309,529 for the three and six months ended June 30, 2009.

(g)      Deferred Offering Costs

The legal fees related to the Company’s 2010 Warrant Tender Offer (see Note 8(a)) were recorded as a deferred offering cost asset as of June 30, 2010.  The deferred costs related to the public offering were recorded as a cost of the offering upon its August 2, 2010 closing.

(h)     Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of June 30, 2010, the Company had an accumulated deficit of approximately $30.8 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.  Accrued Expenses.

Accrued expenses are summarized as follows:

	June 30, 2010	December 31, 2009
Accrued interest expense payable in warrants	$651,042	$—
Accrued loan guarantee consideration and interest payable in common stock	219,424	20,014
Accrued interest payable in cash	74,209	137,340
Accrued audit fees	36,000	14,000
Accrued directors’ fees	36,416	—
Uninvoiced expenses	21,001	22,210
Accrued debt extinguishment payable in common stock	11,112	66,666
Other	—	9,000
	$1,049,204	$269,230

Note 3.  Notes Payable – Bank.

The maturity dates of the Company’s $1.3 million of Crown Bank promissory notes were extended on March 26 and April 28 with no changes to other existing note terms.  Principal reductions of $50,000 made on each of April 28, 2010 and May 28, 2010.  On June 28, 2010, the maturity date of the $100,000 Crown Bank promissory note was further extended to November 28, 2010 and the remaining $1.1 million Crown Bank promissory note was revised to be a $900,000 note that matures on March 28, 2011 following a $200,000 principal reduction payment made by the Company on July 6, 2010.

Pursuant to guaranties received relating to the Company’s extensions of the Crown Bank promissory notes on March 26 and April 28, 2010, the Company agreed to continue to provide 23,333 shares of its common stock per month to the guarantors through June 28, 2010.  It was determined that the modifications to the maturity dates of the notes were not substantial modifications of the terms of the notes, as the present value of the cash flows under the new convertible promissory notes was less than 10 percent different from the present value of the cash flows under the original notes. The $136,500 value of the shares was expensed as interest expense during the three months ended June 30, 2010.

Pursuant to guaranties received relating to the Company’s June 28, 2010 renewal of the Crown Bank promissory notes, the Company agreed to continue to provide 22,222 shares of its common stock per month to the guarantors through November 28, 2010 and 20,000 shares of its common stock per month from November 28, 2010 through March 28, 2011, with a minimum of six months of consideration to be paid.  It was determined that the modifications to the maturity dates of the notes were substantial modifications of the terms of the notes, as the present value of the cash flows under the new convertible promissory notes was greater than 10 percent different from the present value of the cash flows under the original notes. The shares, valued at $1.93 per share on the loan renewal date, will be recorded as debt extinguishment expense over the term of the loan.

Note 4.  Notes Payable.

On March 26, 2010, the Company converted its $600,000 loan from an individual lender and $97,546 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of Company’s common stock.  The immediately exercisable warrants had a three-year term, an exercise price of $1.83 per share and a cashless exercise provision.  The lender immediately elected to exercise the warrants, and the Company issued 102,154 shares of stock to the lender pursuant to the cashless exercise.  The Company recognized debt extinguishment expense of $870,981 during the three and six months ended June 30, 2010, respectively, representing the excess fair value of the securities issued over the carrying value of the debt and interest.  Upon loan conversion to equity, the Company issued to the individual lender 66,666 shares of common stock as consideration pursuant to the original terms of the loan.

On June 11, 2010, the Company closed on the sale of $885,000 of unsecured promissory notes (the “Notes”) in a private placement.  During the first 30 days of the Note term, each Note bore interest payable in warrants to purchase shares of the Company’s common stock.  For every $13,000 original principal amount of Notes, warrant interest accrued at a rate of 333.333 shares of common stock per day, up to a maximum of 10,000 warrants per $13,000 of original principal amount of Notes.  Following the initial 30 days of the Note term, each Note will bear interest at a 6% annual rate, payable in cash at maturity.  The Notes will mature on December 1, 2010.  The Company may prepay, in whole or in part, the unpaid principal of the Notes at any time prior to the maturity date.

Note 5.  Shareholders’ Equity (Deficit).

(a)  Common Stock

Between February 3, 2010 and May 12, 2010, holders of 259,870 warrants to purchase the Company’s common stock exercised their warrants resulting in proceeds to the Company of $334,631.

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

Between May 28, 2010 and June 25, 2010, the 139,998 shares of the Company’s common stock were issued in payment of consideration to loan guarantors.

(b)  Stock Options

On March 1, 2010, the Company issued non-qualified options to purchase 10,374 shares of the Company’s common stock to each of two directors upon their election to the Board of Directors.  The options were valued at $1.97 per share, and will vest over a two-year period.  The options are exercisable for a seven-year period at $2.41 per share.

(c)  Warrants

On June 11, 2010, the Company closed an $885,000 private offering of promissory notes (see Note 4).  As of June 30, 2010, 431,154 warrants were accrued for issuance for interest pursuant to the promissory note agreements. The warrants have an exercise price of $1.30 per share, a three-year term and are immediately exercisable.  The Company may elect to redeem the warrants at any time after the last sales price of the Company’s common stock equals or exceeds $4.00 for 10 consecutive trading days. The Company must provide 30 days prior written notice of its decision to redeem the warrants, at $0.01 per warrant, during which time holders may choose to exercise the warrants according to their terms rather than submitting them for redemption. The warrants were valued at $1.51 per share using the Black-Sholes pricing model on June 11, 2010 (the measurement date).  The $651,042 value of the accrued warrants was recorded as interest expense during the three months ended June 30, 2010.

Note 6.  Income Taxes.

The Company applies the policy of classifying interest in interest expense and penalties in general and administrative expense.  The Company had recorded no accrued interest or penalties.

The Company had no significant unrecognized tax benefits as of June 30, 2010 and December 31, 2009 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  Any interest or penalties are expensed as general and administrative expense as incurred.

The Company has generated net operating loss carryforwards of approximately $8.5 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering.  The Company’s use of its net operating loss carryforwards of approximately $5.3 million and built-in loss incurred prior to the closing of the 2009 public offering will be limited as a result of this change; however, the amount of limitation will not be known until a full Section 382 study is completed.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2006 - 2008
State of Minnesota 2006 - 2008

Note 7.  Related Parties.

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties.  During the six months ended June 30, 2010, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

Pursuant to the guaranties received relating to the Company’s March 19, 2009 renewal of its $1,200,000 Crown Bank promissory note, the Company accrued for issuance 66,666 shares of common stock during the six months ended June 30, 2010 as consideration to each of James Davis and William Reiling, both five percent shareholders at the time of the note renewal.  The 66,666 shares accrued were valued at $33,333 based on the fair market value on the date of the guarantees received.

Pursuant to a September 21, 2009 $243,000 loan from Mr. Davis to the Company, the Company accrued for issuance 20,510 shares of common stock as consideration and interest during the six months ended June 30, 2010.  The shares were valued at $1.43 per share on the date of the loan.

On March 1, 2010, the Company’s Board of Directors awarded $12,000 to director David Koenig in recognition of his years of service as corporate secretary.  In addition, Mr. Koenig was engaged by the Board as a paid consultant to the Company to assist management with corporate financing.  In this role, Mr. Koenig will be paid $4,000 per month for up to 12 months.

On July 1, 2010, the Company issued 22,762 shares of stock in lieu of cash to pay $36,416 of accrued directors’ fees.

Note 8.  Subsequent Events

(a)  Warrant Tender Offer

On July 2, 2010, the Company commenced a tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants (the “2010 Warrant Tender Offer”).  The warrants subject to the tender offer were 1,752,760 publicly traded warrants and 2,752,947 unregistered warrants to purchase common stock that were issued on January 12, 2009 and will expire on January 7, 2014.  Also subject to the tender offer were 1,244,829 publicly traded warrants to purchase common stock that were issued on November 12, 2009 and will expire on November 12, 2012.

The Company offered to holders of the subject warrants the opportunity to exercise their existing warrants and receive, in addition to the shares of common stock purchased upon exercise, new, three-year replacement warrants.  The replacement warrants have an exercise price of $1.30 per share and will be redeemable at the Company’s discretion at any time after the last sales price of its common stock equals or exceeds $4.00 for ten consecutive trading days.  The Company must provide 30 days’ prior written notice of a decision to redeem either the existing or replacement warrants.  Warrants not exercised during this 30-day period will be redeemed at $0.01 per warrant.

On August 2, 2010, the Company closed the tender offer. A total of 1,007,529 warrants were tendered by warrant holders and accepted by the Company pursuant to the 2010 Warrant Tender Offer. All tendered warrants were retired effective as of the expiration of the offer period. The Company issued 1,007,529 shares of common stock and 1,007,529 replacement warrants.   Holders of 809,217 warrants paid for their warrant exercise by the cancellation of $1,051,982 of amounts due them pursuant to promissory notes from the Company.  Warrants to purchase 198,312 shares of common stock were exercised for cash, resulting in gross proceeds to the Company of approximately $257,741.  Cash proceeds from the offering are to be used to obtain market clearance of the ProUroScan System, fund manufacturing and market scale-up activities, expand our intellectual property rights, form a scientific advisory panel and conduct clinical studies and for other general corporate purposes.

(b)  Issuance of Stock and Warrants

On July 1, 2010, the Company issued 22,762 shares of stock in lieu of cash to pay $36,416 of accrued directors’ fees.

On July 12, 2010, the Company issued 44,444 shares of its common stock valued at $70,556 to each of Mr. Davis and Mr. Reiling in consideration for their guarantees of the Company’s Crown Bank loan through June 28, 2010.  Also on July 12, 2010, the Company issued 65,555 shares of its common stock valued at $1.93 per share to each of Mr. Davis and Mr. Reiling, representing the six months minimum consideration for their guarantees of the Company’s Crown Bank loan pursuant to loan guarantee agreements dated June 28, 2010 (see Note 3).  The share value will be recorded as a debt issuance cost asset and amortized as debt extinguishment expense over the term of the guarantees.  Finally, also on July 12, 2010, the Company issued 31,302 shares of its common stock to Mr. Davis representing accrued loan consideration and interest due on a $243,000 loan from Mr. Davis to the Company pursuant to a loan agreement dated September 21, 2009.

On July 12, 2010, warrants to acquire 680,770 shares of common stock were issued to the holders of $885,000 of the Company’s promissory note upon reaching the maximum 30-day period for which warrants were to be earned (see Note 4).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us,” which terms include reference to our wholly owned subsidiary, ProUroCare Inc. (“PUC”)) is an emerging medical device company that is in the process of obtaining FDA clearance for its first product, an innovative prostate imaging system known as the ProUroScan™ System.  The ProUroScan System is an imaging system designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate.  The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results.

We own patents and exclusively license patents and patent applications and know-how related to the creation in real-time of two- and three-dimensional images of soft tissue using special software to process data acquired by probes that incorporate arrays of sensitive mechanical force sensors.  The ProUroScan System is our first embodiment of this technology, to be used to image the prostate.  We believe that this technology can be applied to other soft tissue organs in the future.

The ProUroScan System was developed over the past several years under agreements with our development partner, Artann Laboratories, Inc. (“Artann”), a scientific technology company focused on early-stage technology development. During 2008 and 2009, our research and development activities conducted through Artann were primarily directed toward completion of the final configuration of the ProUroScan System and conducting clinical trials. This work culminated in the preparation and submission to the FDA of a 510(k) application in November 2009.

The ProUroScan System is not currently marketed or sold and has not yet been cleared for marketing by the FDA. Our goal is to have the ProUroScan System regulated by the FDA as a Class II device.  A Class II device is one in which general and specific controls exist to ensure that the device is safe and effective.  In a 510(k) application, applicants must demonstrate that the proposed device is substantially equivalent to an existing approved product, or “predicate device.”  Products that employ new or novel technologies, and for which through the 510(k) review process are found to have no comparable predicate device, may be cleared for marketing under Section 513(f) of the Food, Drug, and Cosmetic Act ("FDCA").  This path, referred to as a “de novo” application, is intended to allow new or novel technology devices to be cleared for marketing when an appropriate predicate device does not exist.

In November 2009, a 510(k) application for market clearance was filed with the FDA that incorporated a basic imaging and documentation claim.  From that submission, the FDA determined that the ProUroScan System is not substantially equivalent (“NSE”) to a device currently being marketed.  As required by Section 513(f)(2) of the FDCA, a submission was made on May 21, 2010 to request 510(k) clearance under the de novo process.  This request asked the FDA to define mechanical imaging systems as devices that are intended to produce an elasticity image of the prostate as an aid in documenting abnormalities of the prostate that are initially identified by digital rectal examination and to be used by physicians as a documentation tool.

The de novo submission also recommended that the classification regulation state that a “mechanical imaging system” device consists of a trans-rectal probe with pressure sensor arrays and a motion tracking system that provides real time images of the prostate.  These proprietary components are unique to the ProUroScan system.

Once cleared, the ProUroScan may serve as a predicate for future filings and expanded indications for use.  The time allowed for review of the de novo application is defined by statue under Section 513(f)(2) of the FDCA.

Under the terms of its contract with us, Artann is responsible for submitting and obtaining the initial regulatory clearance for the ProUroScan System for the basic imaging and documentation claim.  Once cleared and upon ProUroCare’s first commercial sale of a ProUroScan System, Artann will transfer the 510(k) to ProUroCare.

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

During this pre-revenue stage, in addition to work performed by Artann, we have conducted our development and clinical activities primarily through the use of contracted resources that specialize in developing regulatory strategies, managing the clinical trial process and counseling on FDA matters.  We have found that using consultants and contractors to perform these functions during our development stage has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted.  For manufacturing, we have identified a highly qualified company, Logic (Minneapolis, MN), to produce the first commercial ProUroScan Systems.  Logic is currently working with Artann to transfer the technology into production.

An important initiative for the remainder of 2010 will be to convene our scientific advisory board (“SAB”) and place ProUroScan systems in the SAB members’ facilities to begin additional patient studies.  We believe that the insights gained from the participation of these influential physicians will prove invaluable to our success.

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

Three months ended June 30, 2010 compared to the three months ended June 30, 2009:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended June 30, 2010 were $529,159, an increase of $134,168, or thirty-four percent, compared to $394,991 last year.  This increase resulted from consulting fees for new regulatory, reimbursement, finance and manufacturing activities totaling $80,000 and from $29,000 of new public relations efforts.  The 2009 operating loss for the period was benefited by a $25,000 reversal of a contingency upon the settlement of a legal dispute.

Net Interest Expense.  Net interest expense for the three months ended June 30, 2010 was $862,122, an increase of $821,913 compared to $40,949 last year.  The increased interest expense resulted primarily from the recording of the Black-Scholes pricing model valuation of warrants accrued for issuance pursuant to our June 11, 2010 private placement of $885,000 debt.  Under the debt terms, 431,154 warrants valued at $651,000 were accrued through June 30, 2010.  See Notes 4 and 5(c) to our unaudited consolidated financial statements for June 30, 2010 and 2009 and the period from August 17, 1999 (Inception) to June 30, 2010 included in this Quarterly Report for a more complete description of the debt and warrants.  Interest expense during the three months ended June 30, 2010 also included $181,000 of interest expense to be paid in our common stock related to lenders and loan guarantors as consideration for providing the loans and guarantees.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from bank fees and the issuance of stock or warrants pursuant to the provisions of short-term loans from lenders in certain refinancing transactions. Our debt extinguishment expense for the three months ended June 30, 2010 was $5,000, a decrease of 97 percent, compared to $157,919 last year.  The expense incurred in the prior year period related to the expensing of stock issued as consideration to debt guarantors of a $1.2 million bank loan and to an individual lender of a $281,000 loan.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the six months ended June 30, 2010 were $1,098,463, an increase of $177,955, or 19 percent, compared to $920,508 last year.  This increase resulted from consulting fees for new regulatory, reimbursement, finance and manufacturing activities totaling $184,000 and from $53,000 of new public relations efforts.  In addition, the 2009 operating loss for the period was benefited by a $25,000 reversal of a contingency upon the settlement of a legal dispute.  Offsetting these new expenses were reduced stock-based compensation of $95,000, or 60 percent, compared to last year, as a result of a grant of immediately vesting stock options to directors and officers valued at $139,000 last year.

Net Interest Expense.  Net interest expense for the six months ended June 30, 2010 was $949,083, a decrease of 13 percent compared to $1,088,451 last year.  Included in the expense for the six months ended June 30, 2009 was the approximately $980,000 write-off of unamortized original issue discount and debt issuance costs related to our 2006, 2007 and 2008 private debt placements and the 2008 unit put arrangement, upon the closing of our 2009 public offering and the subsequent automatic conversion of approximately $3.3 million of debt and accrued interest into equity.  Included in the interest expense for the six months ended June 30, 2010 was the recording of the Black-Scholes pricing model valuation of warrants accrued for issuance pursuant to our June 11, 2010 private placement of $885,000 debt.  Under the debt terms, 431,154 warrants valued at $651,000 were accrued through June 30, 2010.  See “Liquidity and Capital Resources- Recent Financing Activity” below for a more complete description of the debt and warrants.  Also included in the current year period was $229,000 of interest expense to be paid in our common stock to lenders and loan guarantors as consideration for providing the loans and guarantees.  Other interest expense decreased from $95,000 to $71,000 from 2009 to 2010, reflecting the retirement of a $600,000 promissory note in March of 2010 and a modest reduction in other outstanding debt.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the provision of guaranties of loans in certain refinancing transactions.  Our debt extinguishment expense for the six months ended June 30, 2010 was $920,426, an increase of 184 percent, compared to $324,267 last year.   The increase is primarily due to the conversion of a $600,000 loan from the Phillips W. Smith Family Trust (the “Smith Trust”) and $97,546 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of Company’s common stock.  We recognized debt extinguishment expense of $870,981 in this conversion, representing the excess fair value of the securities issued over the carrying value of the debt and interest at the time of the conversion.  The expense incurred in the prior year period related to the expensing of stock issued as consideration to debt guarantors of a $1.2 million bank loan and to an individual lender of a $281,000 loan.

Balance Sheet Changes

During the six months ended June 30, 2010, the following transactions resulted in material changes to our balance sheet:

On March 15, 2010, we issued 769,231 shares of common stock to Artann pursuant to a development agreement.  The $1,565,385 value of the shares had been recorded as an accrued development fee as of December 31, 2009.

On March 26, 2010, we converted our $600,000 loan from the Smith Trust and $97,546 of accrued interest thereon into 381,173 shares of our common stock and 381,173 warrants to purchase our common stock.  As a result, notes payable and accrued expenses were reduced accordingly.

On June 11, 2010, we closed on the sale of $885,000 of unsecured promissory notes in a private placement.  During the first 30 days of the note term, each note bore interest payable in warrants to purchase shares of our common stock.  For every $13,000 original principal amount of notes, warrant interest accrued at a rate of 333.333 shares of common stock per day, up to a maximum of 10,000 warrants per $13,000 of original principal amount of Notes.  As of June 30, 2010, we have accrued for issuance 431,154 warrants valued at $651,042.

During April and May, 2010 we repaid $100,000 of our Crown Bank promissory notes.

As of June 30, 2010, all of our notes payable were scheduled to mature within one year.  Amounts classified as long-term as of December 31, 2009 were therefore reclassified to short-term as of June 30, 2010.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license and commercialization and development agreements with Artann, which are the foundation for our proposed product offerings. These assets secure $1.0 million of senior bank notes and $643,000 of subordinated notes, and as a result, are not available to secure additional senior debt financing.

Sources and Uses of Cash

Net cash used in operating activities was $1.4 million during the six months ended June 30, 2010 compared to $1.9 million in 2009.  In addition to operating expenses, other uses of cash during the six months ended June 30, 2010 included payments that reduced accounts payable by $200,000 and an $86,000 prepayment of the production of probe sensors to be used in future clinical work.  Uses of cash during the six months ended June 30, 2009 included payments to Artann totaling $1.1 million for licensing fees and milestone achievements pursuant to our licensing and development agreements.

Net cash provided by financing activities was $1.2 million during the six months ended June 30, 2010, resulting from the $885,000 proceeds of a private debt offering and proceeds of $335,000 from the exercise of warrants by certain warrant holders, offset by a $100,000 repayment of bank debt.  Net cash provided by financing activities was $1.9 million during the first six months of 2009, resulting from the $2.3 million net proceeds from our 2009 public offering offset by a $300,000 repayment of bank debt.

Recent Financing Activity

On June 11, 2010, we closed on the sale of $885,000 of unsecured promissory notes (the “Notes”) in a private placement.  During the first 30 days of the Note term, 10,000 warrants were accrued as interest for each $13,000 of Note principal amount outstanding. The warrants have an exercise price of $1.30 per share, a three-year term and are immediately exercisable.  The Company may elect to redeem the warrants at any time after the last sales price of the Company’s common stock equals or exceeds $4.00 for 10 consecutive trading days.  Following the initial 30 days of the Note term, each Note will bear interest at a 6% annual rate, payable in cash at maturity.  The Notes will mature on December 1, 2010.  The Company may prepay, in whole or in part, the unpaid principal of the Notes at any time prior to the maturity date.

On June 28, 2010, we renewed a total of $1.0 million of our $1.2 million secured debt with Crown Bank, and on July 6, 2010 we repaid the remaining $200,000.  Of the $1.0 million debt, $100,000 matures on November 30, 2010 and $900,000 matures on March 28, 2011.

On July 2, 2010, the Company commenced a tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants (the “2010 Warrant Tender Offer”).  The warrants subject to the tender offer were 1,752,760 publicly traded warrants and 2,752,947 unregistered warrants to purchase common stock, all of which were issued on January 12, 2009 and will expire on January 7, 2014.  Also subject to the tender offer were 1,244,829 publicly traded warrants to purchase common stock that were issued on November 12, 2009 and will expire on November 12, 2012.  The Company offered to holders of the subject warrants the opportunity to exercise their existing warrants and receive, in addition to the shares of common stock purchased upon exercise, new, three-year replacement warrants.  The replacement warrants have an exercise price of $1.30 per share and will be redeemable at the Company’s discretion at any time after the last sales price of its common stock equals or exceeds $4.00 for ten consecutive trading days.  The Company must provide 30 days’ prior written notice of a decision to redeem either the existing or replacement warrants.  Warrants not exercised during this 30-day period will be redeemed at $0.01 per warrant.

On August 2, 2010, we closed the 2010 Warrant Tender Offer, and a total of approximately 1.0 million warrants were tendered by warrant holders and accepted by us. All tendered warrants were retired effective as of the expiration of the offer period.  Holders of approximately 809,000 warrants paid for their warrant exercise by the cancellation of $1.1 million of amounts due them pursuant to promissory notes from ProUroCare.  Warrants to purchase approximately 192,000 shares of common stock were exercised for cash, resulting in gross proceeds to the Company of approximately $258,000.

Cash Requirements

Timing of the market launch of the ProUroScan system is dependent upon the timing of FDA market clearance and the amount of funding available to fund manufacturing and market scale-up activities.  Prior to receiving market clearance, we are conserving cash by spending only on essential expenses to obtain FDA clearance, prepare for initial manufacturing, assemble and launch our SAB and some limited investor and public relations activities.  The cash requirements outlined below assume that FDA clearance is obtained in the late third or early fourth quarter of 2010, followed by a formal commercial launch in early 2011.

We expect our cash needs for our operating expenses (excluding payments due to Artann explained below) will be approximately $1.2 million through the remainder of 2010.  Of this amount, we anticipate on-going general and administrative expenses, including the cost of existing personnel, rent, legal, audit and other costs of being a public company, will be approximately $435,000.  We estimate the cost of contracting for on-going product engineering and development work to build three ProUroScan systems will cost approximately $145,000.   We also plan to spend $50,000 on new patent applications and additional embodiments of existing patents   Costs associated with the SAB, the placement of systems and conduct of clinical studies at key institutions will be approximately $230,000. Contracted regulatory expense related to the FDA approval process is expected to be approximately $45,000.  Scheduled payments of short-term debt and liabilities during the remainder of 2010 total $275,000.

Pursuant to the terms of the Artann development agreement, upon receipt of FDA regulatory clearance we are required to make a cash payment of $750,000 and provide up to a $600,000 equity payment to Artann.  The equity payment, originally set at $1,000,000, is subject to a $100,000 reduction per month which began on April 23, 2010 and will continue until FDA clearance is received.  We are currently in discussions with Artann that may lead to a rescheduling of some of the payments under the current licensing agreement.

Under the terms of our secured promissory notes with Crown Bank, we are required to repay a note for $100,000 in November 2010.  A second note with a $900,000 principal balance matures in March 2011.  We anticipate that we will be able to renew a significant portion of that note if required.  We have a third note for $100,000 that matures in January 2011 and a $300,000 promissory note with an investor that matures in March 2011.  These notes are all held or guaranteed by shareholders that have been instrumental in financing our funding needs over the past few years.

We intend to initiate production and launch the ProUroScan system into the market within three to four months following receipt of FDA market clearance, assuming the availability of adequate funding. We expect to hire personnel in engineering, manufacturing, quality/clinical, sales, marketing, and administration to support these efforts. Over the course of the next twelve months, assuming the receipt of FDA clearance in the fall of 2010, we expect our total financing needs will be in the range of $6.5 million to $8.0 million.

Current Financing Plans

Following the August 2 closing of our tender offer, we had approximately$550,000 of cash on hand.  In addition, on that date we had a total of 6,431,306 redeemable warrants outstanding, each with an exercise price of $1.30 per share.  Of these, we currently have the right to redeem 3,590,894 warrants at any time.  Upon our exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to approximately $4.7 million depending on the number of shares actually exercised. We expect to exercise our redemption rights on these warrants in 2010 to meet our financing needs outlined above.  In addition, we will gain the ability to redeem the remaining 2,840,412 warrants if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If we then exercised our redemption right on these warrants, an additional $3.7 million could be raised depending on the number of shares actually exercised pursuant to such redemption.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemption were made.

We plan to identify a distribution partner in 2010 to help market our products and to move to a formal agreement following receipt of FDA approval.  We expect such a distribution partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support.  However, as an alternative, we may choose to market the ProUroScan system ourselves by establishing a limited sales force and concentrate on large practices in major metro markets to prove our business model before engaging with a distribution partner.  We will require additional financing if this path is chosen.

In addition to warrant exercises or corporate funding, we will continue to pursue additional private funding in 2010 and 2011 to accelerate development of a portable system and low cost sensors, expand clinical studies with our scientific advisor board, and more aggressively scale up manufacturing and marketing.  The amounts of such additional funding will depend upon the amount of funding we receive from exercise of the outstanding warrants, including the warrants that may be exercised pursuant to the potential exercise of our redemption rights.  The additional private funding may be from the issuance of equity securities, convertible debt, private debt or debt guarantees for which stock-based consideration is paid.  If any of these funding events occur, existing shareholders will likely experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearance of the ProUroScan system is delayed, we will be forced to delay U.S. commercialization activities.  An alternative strategy could involve expanded sales and marketing activities in select foreign markets.  In these markets, we would attempt to begin selling systems through dedicated international distributors.

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of June 30, 2010, we had an accumulated deficit of approximately $30.8 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information

The Company held our Annual Meeting of Shareholders on August 10, 2010, at which the shareholders took the following actions:

Matter 1: Election of Directors

The director nominees described in the Company's Proxy Statement were elected as follows:

	For	Withhold	Abstain	Broker Non-Votes
Richard C. Carlson	5,887,767	186,427	843	5,975,874
Michael Chambers	6,074,194	0	843	5,975,974
James L. Davis	5,911,767	162,427	843	5,975,974
David F. Koenig	6,071,694	2,500	843	5,975,974
Robert J. Rudelius	6,074,194	0	843	5,975,974
Scott E. Smith	6,074,194	0	843	5,975,974

Each director has consented to hold office until the next annual meeting of shareholders or until his successor is elected and shall have qualified.

Matter 2:  Appointment of Independent Registered Public Accounting Firm

The appointment of Baker Tilly Virchow Krause, LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year was ratified as follows:

For	Against	Abstain
12,050,911	0	500

Item 6.  Exhibits

Exhibit No.	Description

4.1
Form of warrant to be issued as interest under form of unsecured promissory note issued pursuant to June 11, 2010 $885,000 private placement (incorporated by reference to Exhibit 4.1 to Amended Current Report on Form 8-K/A filed June 25, 2010).

4.2
Form of Second Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-4 filed July 2, 2010).

4.3	Specimen 2010 Replacement Warrant (incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-4 filed July 2, 2010).

10.1
Form of Promissory Note issued pursuant to the Company’s private placement of promissory notes on June 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed June 25, 2010).

10.2	$900,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010).

10.3	$100,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 2, 2010).

10.4	Form of Loan Guarantor Compensation Letter Agreement dated June 28, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 2, 2010).

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: August 16, 2010	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: August 16, 2010	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1
Form of warrant to be issued as interest under form of unsecured promissory note issued pursuant to June 11, 2010 $885,000 private placement (incorporated by reference to Exhibit 4.1 to Amended Current Report on Form 8-K/A filed June 25, 2010).

4.2
Form of Second Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-4 filed July 2, 2010).

4.3	Specimen 2010 Replacement Warrant (incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-4 filed July 2, 2010).

10.1
Form of Promissory Note issued pursuant to the Company’s private placement of promissory notes on June 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed June 25, 2010).

10.2	$900,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010).

10.3	$100,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 2, 2010).

10.4	Form of Loan Guarantor Compensation Letter Agreement dated June 28, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 2, 2010).

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002