Form 10-Q
period 2010-09-30
ProUroCare Medical Inc.
filed 2010-11-12
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The registrant has 15,248,028 shares of common stock and 529,855 Units outstanding as of November 12, 2010.

ProUroCare Medical Inc.
Form 10-Q for the
Quarter Ended September 30, 2010

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash	$1,127,694	$1,000,874
Other current assets	179,223	58,200

Total current assets	1,306,917	1,059,074

Equipment and furniture, net	15,370	1,470
Debt issuance costs, net	129,856	27,383
	$1,452,143	$1,087,927
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	1,100,025	1,300,000
Notes payable	425,392	624,865
Accounts payable	873,954	985,560
Accrued license and development fees	—	1,595,385
Accrued expenses	251,524	269,230
Total current liabilities	2,650,895	4,775,040

Commitments and contingencies
Long-term note payable, bank	—	100,025
Long-term note payable	—	300,000
Long-term note payable - related party	—	243,000
Total liabilities	2,650,895	5,418,065

Shareholders’ deficit:
Common stock, $0.00001 par. Authorized
50,000,000 shares; issued and outstanding
15,766,966 and 11,326,283 shares on September 30,
2010 and December 31, 2009, respectively	158	113
Additional paid-in capital	32,230,170	23,549,626
Deficit accumulated during development stage	(33,429,080)	(27,879,877)
Total shareholders’ deficit	(1,198,752)	(4,330,138)
	$1,452,143	$1,087,927

___________________________
See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Period from August 17, 1999 (Inception) to September 30,
	2010	2009	2010	2009	2010
Operating expenses:

Research and development	$11,839	$132,744	$170,925	$341,625	$7,865,822
General and administrative	629,612	358,886	1,568,989	1,070,513	13,111,237
Total operating expenses	641,451	491,630	1,739,914	1,412,138	20,977,059

Operating loss	(641,451)	(491,630)	(1,739,914)	(1,412,138)	(20,977,059)

Incentive for early warrant exercise	(686,313)	—	(686,313)	—	(1,999,622)
Incentive for early warrant exercise - related parties	(683,926)	—	(683,926)	—	(727,481)
Interest income	1,284	—	3,319	21	21,772
Interest expense	(229,681)	(47,921)	(748,235)	(852,104)	(5,472,190)
Interest expense - related parties	(214,262)	(2,766)	(646,826)	(287,055)	(2,306,049)
Debt extinguishment expense	—	(5,556)	(887,092)	(51,496)	(1,385,373)
Debt extinguishment expense - related parties	(126,882)	(36,161)	(160,216)	(314,488)	(583,078)

Net loss	$(2,581,231)	$(584,034)	$(5,549,203)	$(2,917,260)	$(33,429,080)

Net loss per common share:
Basic and diluted	$(0.19)	$(0.06)	$(0.43)	$(0.32)	$(12.84)

Weighted average number of shares outstanding:
Basic and diluted	13,890,120	9,899,013	12,814,096	9,188,409	2,602,893

________________________________
See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (Inception) to September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(5,549,203)	$(2,917,260)	$(33,429,080)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	414	109	21,397
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	271,231	192,122	2,516,451
Common stock issued for services rendered	36,416	7,250	258,462
Common stock issued to related parties for interest	16,145	—	17,467
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	—	33,333	33,333
Units issued for debt extinguishment	870,981	—	870,981
Units issued for interest expense	8,700	—	8,700
Notes payable issued for intangibles expensed
as research and development	—	—	150,000
Warrants issued for services	—	26,400	567,036
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for debt extinguishment	—	607	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for interest	710,862	—	710,862
Warrants issued for interest-related parties	317,100	—	317,100
Warrants issued for early warrant exercise incentive	1,370,239	—	2,727,103
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original
issue discount	—	2,720	142,964
Amortization of convertible debt-original issue discount	—	507,902	1,146,587
Amortization of convertible debt-related parties original
issue discount	—	444,328	1,194,132
Amortization of debt issuance costs	395,128	354,678	2,544,022
Bargain conversion option added to note payable-
related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development,
paid by issuance of common stock to CS Medical
Technologies, LLC	—	—	475,000
License rights expensed as research and development,
paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	(121,156)	27,310	(122,039)
Accounts payable	(192,524)	(60,926)	685,301
Accrued development expense	(30,000)	(827,835)	2,065,385
Accrued expenses	112,926	(105,523)	964,363
Net cash used in operating activities	(1,782,741)	(2,314,785)	(13,251,919)
Cash flows from investing activities:
Purchases of equipment and furniture	(14,314)	(561)	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	44,214	44,214
Net cash provided by (used in) investing activities	(14,314)	43,653	(36,767)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (Inception) to September 30,
	2010	2009	2010
Cash flows from financing activities:
Proceeds of note payable, bank	—	100,000	600,000
Payments of note payable, bank	(300,000)	(400,000)	(1,200,000)
Proceeds of notes payable	563,345	—	903,845
Payments of notes payable	(56,836)	(111,938)	(1,518,259)
Proceeds of notes payable - related parties	403,000	93,638	1,056,738
Payments of notes payable - related parties	—	(34,000)	(282,800)
Proceeds from long-term notes payable and bank debt	—	400,025	4,207,362
Proceeds from long-term notes payable, related parties	—	243,000	1,363,500
Payments on long-term bank debt	—	—	(600,000)
Proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	602,438	—	2,316,034
Payments for debt issuance costs	—	(600)	(766,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	(163,072)	(366,618)	(676,895)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	875,000	2,613,600	9,171,138
Net cash provided by financing activities	1,923,875	2,537,107	14,416,380
Net increase in cash	126,820	265,975	1,127,694
Cash, beginning of the period	1,000,874	3,900	—
Cash, end of the period	$1,127,694	$269,875	$1,127,694

Supplemental cash flow information:
Cash paid for interest	$63,672	$100,779	$902,724
Non-cash investing and financing activities:
Offering costs included in accounts payable	80,918	(162,926)	590,865
Offering costs credit included in accrued expenses	(7,896)	(70,000)	(7,896)
Deferred offering costs offset against gross proceeds
of offering	—	823,078	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Warrants issued pursuant to notes payable	—	3,327	467,191
Warrants issued for debt issuance costs	—	—	298,021
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Warrant exercise cost paid in lieu of cash for services
rendered-related party	—	—	11,250
Prepaid expenses financed by note payable	—	81,345	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable-related party tendered for warrant exercise	646,000	—	672,000
Notes payable tendered for warrant exercise	405,982	—	405,982

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (Inception) to September 30,
	2010	2009	2010
Conversion of notes payable to units	600,000	—	600,000
Conversion of accounts payable to note payable	—	12,293	253,906
Conversion of accrued expenses to note payable	—	13,569	13,569
Convertible debt issued in lieu of cash for
accrued expenses	—	—	31,413
Convertible debt issued as debt issuance costs related to
guarantee of long-term debt (recorded as a
beneficial conversion in additional paid-in capital)
applied to accounts payable	—	—	733,334
Conversion of convertible debt to units	—	1,638,750	1,638,750
Conversion of accrued expenses to units	88,846	331,261	420,107
Conversion of convertible debt-related parties to units	—	1,323,334	1,323,334
Conversion of convertible debt-related parties to
common stock	—	281,000	281,000
Conversion of notes payable, related parties into
convertible debentures	—	—	200,000
Common stock issued in lieu of cash for
accrued expenses	66,666	20,250	325,719
Common stock issued in lieu of cash for
accounts payable	—	—	122,291
Common stock issued in lieu of cash for
accrued development cost	1,565,385	500,000	2,065,385
Common stock issued in lieu of cash for
notes payable-related parties	—	—	10,300
Common stock issued for debt issuance cost	—	153,064	301,230
Common stock issued pursuant to notes payable	497,601	—	497,601
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

__________________________
See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

September 30, 2010 and 2009 and the period from
August 17, 1999 (Inception) to September 30, 2010

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies.

(a)	Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is a development stage company engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently its prostate mechanical imaging (“PMI”) system, known as the ProUroScan System, designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly-owned operating subsidiary ProUroCare Inc. (“PUC”) and in conjunction with its development partner, Artann Laboratories, Inc. (“Artann”), have included acquiring several technology licenses, purchasing intellectual property, entering into product development agreements, conducting clinical studies and making application to the Food and Drug Administration (“FDA”) for market clearance of the PMI system where it is currently under review.

(b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were anti-dilutive for the three and nine months ended September 30, 2010 and 2009 and the period from August 17, 1999 (Inception) to September 30, 2010 due to the Company’s net losses.  8,989,966 and 8,686,033 shares of common stock issuable under stock options and warrants were excluded from the computation of diluted net loss per common share for both the three and nine months ended September 30, 2010 and 2009, respectively.

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

Stock-based compensation expense was $208,328, $271,231 and $2,516,451 for the three and nine months ended September 30, 2010 and the period from August 17, 1999 (Inception) to September 30, 2010, respectively, or $0.02, $0.02 and $0.97 on a per share basis.  Stock-based compensation expense was $ 33,889 and $192,122 for the three and nine months ended September 30, 2009, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $319,000 $20,000 and $5,000 for the years ending December 31, 2010, 2011 and 2012, respectively.

In determining the compensation expense of the options granted during the nine months ended September 30, 2010 and 2009, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Risk-free Interest Rate	0.95%	1.80%	1.07%	1.73%
Expected Life of Options Granted	3.3 years	3.6 years	3.4 years	3.6 years
Expected Volatility	128.1%	134.0%	128.5%	134.6%
Expected Dividend Yield	n/a	0	0	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance-based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.  Expected volatility is based on weekly price data since April 5, 2004.  Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options.  The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

(e)	Warrants

The Company’s policy is to record warrants issued to non-employees as consideration for goods or services received at their fair value on the issue date and expense them as an operating expense depending on the nature of the goods or services received.

No warrants were issued to non-employees as consideration for goods or services during the three and nine months ended September 30, 2010.  Stock-based consideration related to warrants issued to non-employees for goods and services received was $26,400, $26,400 and $566,546 for the three and nine months ended September 30, 2009 and the period from August 17, 1999 (inception) to September 30, 2010, respectively, or less than $0.01, less than $0.01 and $0.26 on a per share basis, respectively.

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Risk-free Interest Rate	1.24%	1.08%	1.24%	1.08%
Expected Life of Warrants Granted (1)	3.0 years	2.0 years	3.0 years	2.0 years
Expected Volatility	129.5%	135.2%	129.5%	135.2%
Expected Dividend Yield	0	0	0	0

1 Based on the contractual term of the warrants.

Warrants issued to lenders and loan guarantors who provide financing or loan guarantees to the Company are recorded at their fair value as debt issuance cost assets on the date the loans are made and expensed as interest expense over the term of the debt.  Warrants issued as an inducement to existing warrant holders to exercise their warrants early are valued at their fair value on the exercise date and immediately expensed as incentive for early warrant exercise.

(f)	Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of the Company’s common stock.  The value of the common stock compensation is recorded as debt issuance cost and amortized over the term of the loans.

Debt issuance costs are summarized as follows:

	September 30, 2010	December 31, 2009
Debt issuance costs, gross	$330,388	$203,662
Less amortization	(200,532)	(176,279)

Debt issuance costs, net	$129,856	$27,383

Amortization expense related to debt issuance costs was $151,272, $395,128 and $2,544,022 for the three and nine months ended September 30, 2010 and the period from August 17, 1999 (inception) to September 30, 2010, respectively.  Amortization expense related to debt issuance costs was $45,149 and $354,678 for the three and nine months ended September 30, 2009.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2010, the Company had an accumulated deficit of approximately $33.4 million.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.  Accrued Expenses.

Accrued expenses are summarized as follows:

	September 30, 2010	December 31, 2009
Accrued interest payable in cash	79,003	137,340
Accrued loan guarantee consideration and interest payable in common stock	77,062	20,014
Accrued audit fees	40,500	14,000
Uninvoiced expenses	37,709	22,210
Accrued directors’ fees	17,250	--
Accrued debt extinguishment payable in common stock	--	66,666
Other	--	9,000
	$251,524	$269,230

Note 3.  Notes Payable – Bank.

The maturity dates of the Company’s $1.3 million of Crown Bank promissory notes were extended on March 26, 2010 and April 28, 2010 with no changes to other existing note terms.  Principal reductions of $50,000 were made on each of April 28, 2010 and May 28, 2010.  On June 28, 2010, the maturity date of the $100,000 Crown Bank promissory note was further extended to November 28, 2010 and the remaining $1.1 million Crown Bank promissory note was revised to be a $900,000 note that matures on March 28, 2011, following a $200,000 principal reduction payment made by the Company on July 6, 2010.

Pursuant to guarantees received relating to the Company’s extensions of the Crown Bank promissory notes on March 26 and April 28 of 2010, the Company agreed to continue to provide 23,333 shares of its common stock per month to the guarantors through June 28, 2010.  It was determined that the modifications to the maturity dates of the notes were not substantial modifications of the terms of the notes, as the present value of the cash flows under the new convertible promissory notes was less than 10 percent different from the present value of the cash flows under the original notes. The $136,500 value of the shares was expensed as interest expense during the three months ended September 30, 2010.

Pursuant to guarantees received relating to the Company’s June 28, 2010 renewal of the Crown Bank promissory notes, the Company agreed to continue to provide 22,222 shares of its common stock per month to the guarantors through November 28, 2010 and 20,000 shares of its common stock per month from November 28, 2010 through March 28, 2011, with a minimum of nine months of consideration to be paid.  It was determined that the modifications to the maturity dates of the notes were substantial modifications of the terms of the notes, as the present value of the cash flows under the new convertible promissory notes was greater than 10 percent different from the present value of the cash flows under the original notes. The shares, valued at $1.93 per share on the loan renewal date, will be recorded as debt extinguishment expense over the term of the loan.

Note 4.  Notes Payable.

On March 26, 2010, the Company converted its $600,000 loan from an individual lender and $97,546 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock.  The immediately exercisable warrants had a three-year term, an exercise price of $1.83 per share and a cashless exercise provision.  The lender immediately elected to exercise the warrants, and the Company issued 102,154 shares of stock to the lender pursuant to the cashless exercise.  The Company recognized debt extinguishment expense of $870,981 during the nine months ended September 30, 2010, representing the excess fair value of the securities issued over the carrying value of the debt and interest.  Upon loan conversion to equity, the Company issued to the individual lender 66,666 shares of common stock as consideration pursuant to the original terms of the loan.

On June 11, 2010, the Company closed on the sale of $885,000 of unsecured promissory notes (the “June 2010 Notes”) in a private placement.  During the first 30 days of each June 2010 Note’s term, they bore interest payable in warrants to purchase shares of the Company’s common stock.  For every $13,000 original principal amount of June 2010 Notes, warrant interest accrued at a rate of 333.333 shares of common stock per day, up to a maximum of 10,000 warrants per $13,000 of original principal amount of June 2010 Notes (see Note 5(c)).  Following the initial 30 days of each June 2010 Note’s term, the interest rate was 6% annually, payable in cash at maturity.  During the three months and nine months ended September 30, 2010, $3,993 of cash interest expense on the June 2010 Notes was recorded.  On August 2, 2010, holders of $808,982 of the June 2010 Notes tendered their notes as payment of the exercise price of warrants pursuant to the Company’s 2010 Replacement Warrant Offer (see Note 5(d)). The remaining $76,018 of June 2010 Notes will mature on December 1, 2010.  The Company may prepay, in whole or in part, the unpaid principal of the June 2010 Notes at any time prior to the maturity date.

On August 2, 2010, a $243,000 promissory note held by James Davis, a director and greater than 10 percent shareholder of the Company, was tendered as payment of the exercise price of warrants pursuant to the Company’s 2010 Replacement Warrant Offer (see Note 5(d)).

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

On July 12, 2010, the Company issued 44,444 shares of its common stock valued at $70,556 to each of Mr. Davis and Mr. Reiling in consideration for their guarantees of the Company’s Crown Bank loan through June 28, 2010.  Also on July 12, 2010, the Company issued 65,555 shares of its common stock valued at $1.93 per share to each of Mr. Davis and Mr. Reiling, representing the nine months minimum consideration for their guarantees of the Company’s Crown Bank loan pursuant to loan guarantee agreements dated June 28, 2010 (see Note 3).  The share value is recorded as a debt issuance cost asset and amortized as debt extinguishment expense over the term of the guarantees.  Finally, also on July 12, 2010, the Company issued 31,302 shares of its common stock to Mr. Davis representing accrued loan consideration and interest due on a $243,000 loan from Mr. Davis to the Company pursuant to a loan agreement dated September 21, 2009.

(b)	Seaside 88, LP Securities Purchase Agreement

On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”).  Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share.  Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six tranches:

•	$750,000 within 30 days following FDA clearance of the Company’s PMI system, currently in FDA review.

•	$1.5 million provided in five subsequent closings of $300,000 in 30-day increments following the previous closing.

At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50 percent of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share below which the parties are not obligated to close.

The SPA provides that Seaside will purchase only the number of shares that will cause its beneficial ownership to remain below 9.9% of the Company’s outstanding shares.  Seaside has indicated their willingness to propose an alternative investment vehicle to provide the financing, as they have in other transactions, should a subsequent closing otherwise cause Seaside to exceed this ownership level.  After the first closing, Seaside holds approximately 8.9% of ProUroCare’s outstanding stock.

At the closing, the Company paid $25,000 to Seaside as a legal expense, which is recorded a reduction to additional paid-in capital.  On September 30, 2010, the Company issued 20,000 shares of common stock, and warrants to acquire 140,000 shares of the Company’s common stock to the placement agent as a fee for the transaction.  The five-year, immediately exercisable warrants have an exercise price of $0.75 per share.  Under its agreement with the placement agent, the Company is obligated to issue additional warrants upon future closings under the Seaside financing arrangement in an amount that is 10% of the number of shares sold to Seaside 88, at an exercise price that is 120% of the price paid by Seaside.

(c)	Stock Options

On March 1, 2010, the Company issued non-qualified options to purchase 10,374 shares of the Company’s common stock to each of two directors upon their election to the Board of Directors.  The options were valued at $1.97 per share, and will vest over a two-year period.  The options are exercisable for a seven-year period at $2.41 per share.

On July 1, 2010, the Company issued 22,762 shares of stock in lieu of cash to pay $36,416 of accrued directors’ fees.

(d)	Warrants

On June 11, 2010, the Company closed an $885,000 private offering of June 2010 Notes (see Note 4).  The June 2010 Notes bore interest payable in warrants to purchase shares of the Company’s common stock during the first 30 days of each June 2010 Notes term.  For every $13,000 original principal amount of June 2010 Notes, warrant interest accrued at a rate of 333.333 shares of common stock per day, up to a maximum of 10,000 warrants per $13,000 of original principal amount of June 2010 Notes.  On July 11, 2010, the Company issued 680,770 warrants in payment of the interest pursuant to the terms of the June 2010 Notes.  The warrants have an exercise price of $1.30 per share, a three-year term and are immediately exercisable.  The Company may elect to redeem the warrants at any time after the last sales price of the Company’s common stock equals or exceeds $4.00 for 10 consecutive trading days. The Company must provide 30 days prior written notice of its decision to redeem the warrants, at $0.01 per warrant, during which time holders may choose to exercise the warrants according to their terms rather than submitting them for redemption. The warrants were valued at $1.51 per share using the Black-Scholes pricing model on June 11, 2010 (the measurement date).  The Company recorded $376,920 and $1,027,962 as interest expense related to the warrants issued during the three and nine months ended September 30, 2010, respectively.

(e)	Warrant Tender Offer

On July 2, 2010, the Company commenced a tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants (the “2010 Warrant Tender Offer”).  The warrants subject to the tender offer were 1,752,760 publicly traded warrants and 2,752,947 unregistered warrants to purchase common stock, all of which were issued on January 12, 2009 and will expire on January 7, 2014.  Also subject to the tender offer were 1,244,829 publicly traded warrants to purchase common stock that were issued on November 11, 2009 and will expire on November 11, 2012.

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

On August 2, 2010, the Company closed the 2010 Warrant Tender Offer. A total of 1,007,529 warrants were tendered by warrant holders and accepted by the Company pursuant to the 2010 Warrant Tender Offer. All tendered warrants were retired effective as of the expiration of the offer period. The Company issued 1,007,529 shares of common stock and 1,007,529 replacement warrants.   Holders of 809,217 warrants paid for their warrant exercise by the cancellation of $1,051,982 of amounts due them pursuant to promissory notes from the Company (see Note 4).  Warrants to purchase 198,312 shares of common stock were exercised for cash, resulting in gross proceeds to the Company of approximately $257,741.  The 1,007,529 replacement warrants issued, valued at $1,370,239, were recorded as incentive for early warrant exercise expense in other expenses on the consolidated statement of operations during the three and nine months ended September 30, 2010.  The fair value of the warrants was estimated on the date the 2010 Warrant Tender Offer closed using the Black-Scholes pricing model, calculated using the following assumptions:  a risk-free rate of 0.85%, a three year expected life, expected volatility of 128.3% and no expected dividends.  The incentive for early warrant exercise was recorded as other expense rather than as an operating expense, as the Company does not consider this to be a normal part of its operations.

Note 6.  Income Taxes.

The Company applies the policy of classifying interest in interest expense and penalties in general and administrative expense.  The Company had recorded no accrued interest or penalties.

The Company had no significant unrecognized tax benefits as of September 30, 2010 and December 31, 2009 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  Any interest or penalties are expensed as general and administrative expense as incurred.

The Company has generated net operating loss carryforwards of approximately $8.2 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering.  The Company’s use of its net operating loss carryforwards of approximately $5.3 million and built-in loss incurred prior to the closing of the 2009 public offering will be limited as a result of this change; however, the amount of limitation will not be known until a full Section 382 study is completed.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2007 - 2009
State of Minnesota 2007 - 2009

Note 7.  Related Parties.

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties.  During the nine months ended September 30, 2010, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

On March 1, 2010, the Company’s Board of Directors awarded $12,000 to director David Koenig in recognition of his years of service as corporate secretary.  In addition, Mr. Koenig was engaged by the Board as a paid consultant to the Company to assist management with corporate financing.  In this role, Mr. Koenig will be paid $4,000 per month for up to 12 months.

On June 11, 2010, the Company sold to Mr. Koenig, Mr. Davis, Director Robert Rudelius and William Reiling, a more than five percent shareholder, a total of $403,000 of June 2010 Notes (see Note 4).  Pursuant to the terms of the June 2010 Notes, on July 11, 2010 the Company issued as interest an aggregate 310,000 warrants to acquire its common stock (see Note 5(d)) to Mr. Koenig, Mr. Davis, Mr. Rudelius and Mr. Reiling.

On July 1, 2010, the Company issued 22,762 shares of stock in lieu of cash to pay $36,416 of accrued directors’ fees.

Pursuant to the guaranties received relating to the Company’s March 19, 2009 renewal of its $1,200,000 Crown Bank promissory note, on June 25, 2010 the Company issued 66,666 shares of common stock as consideration to each of James Davis and William Reiling, both five percent shareholders at the time of the note renewal.  The aggregate 133,333 shares issued were valued at $66,666 based on the fair market value on the date of the guarantees received.

Pursuant to a September 21, 2009 $243,000 loan from Mr. Davis to the Company, on July 12, 2010 the Company issued 31,302 shares of common stock as consideration and interest.  The shares were valued at $44,605 based on the fair market value on the date of the loan.

On July 12, 2010, the Company issued 109,999 shares of its common stock to each of Mr. Davis and Mr. Reiling pursuant to loan guarantee arrangements concerning the Company’s Crown Bank notes (see Note 5(a)).  The aggregate 219,998 shares issued were valued at $393,498 based on the fair market value on the dates of the loan guarantees.

On August 2, 2010, Mr. Koenig, Mr. Davis, Mr. Rudelius and Mr. Reiling, used a total of $646,000 of notes payable to exercise an aggregate 496,923 warrants pursuant to the Company’s 2010 Warrant Tender Offer (see Note 5(e)).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

The ProUroScan System was developed over the past several years under agreements with our development partner, Artann Laboratories, Inc. (“Artann”), a scientific technology company focused on early-stage technology development.  During 2008 and 2009, our research and development activities conducted through Artann were primarily directed toward completion of the final configuration of the ProUroScan System and conducting clinical trials for submission of a 510(k) application to the FDA.  By agreement, Artann is responsible for submission of the 510(k) and all follow-on activities required to obtain FDA clearance in the United States.

The ProUroScan System is not currently marketed or sold and has not yet been cleared for marketing by the FDA. Our goal is to have the ProUroScan System regulated by the FDA as a Class II device.  A Class II device is one in which general and specific controls exist to ensure that the device is safe and effective.  In a 510(k) application, applicants must demonstrate that the proposed device is substantially equivalent to an existing approved product, or “predicate device.”  Products that employ new or novel technologies, and for which through the 510(k) review process are found to have no comparable predicate device, may be cleared for marketing under Section 513(f) of the Food, Drug and Cosmetic Act (“FDCA”).  This path, referred to as a “de novo” application, is intended to allow new or novel technology devices to be cleared for marketing when an appropriate predicate device does not exist.

In November 2009, a 510(k) application for market clearance was filed with the FDA that incorporated a basic imaging and documentation claim.  From that submission, the FDA questioned whether the ProUroScan System was substantially equivalent (“NSE”) to a device currently being marketed.  As required by Section 513(f)(2) of the FDCA, a submission was made on May 21, 2010 to request 510(k) clearance under the de novo process.  This request asked the FDA to define mechanical imaging systems as devices that are intended to produce an elasticity image of the prostate as an aid in documenting abnormalities of the prostate that are initially identified by digital rectal examination and to be used by physicians as a documentation tool.

The de novo submission also recommended that the classification regulation state that a “mechanical imaging system” device consists of a trans-rectal probe with pressure sensor arrays and a motion tracking system that provides real time images of the prostate.  These proprietary components are unique to the ProUroScan system.  Once cleared, the ProUroScan can serve as a predicate for future filings and expanded indications for use.

Under the terms of its contract with us, Artann is responsible for submitting and obtaining the initial regulatory clearance for the ProUroScan System for the basic imaging and documentation claim.  Once cleared and upon ProUroCare’s first commercial sale of a ProUroScan System, Artann will transfer the 510(k) to ProUroCare.

We expect to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market.  We are actively engaged in discussions with several such companies and intend to identify the final marketing partner in early 2011.  As we move into production and begin marketing our products, we expect to add internal resources in the areas of sales and marketing, engineering and quality control.

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

An important initiative for the remainder of 2010 and early 2011 will be to produce and place clinical ProUroScan Systems in the facilities of physicians on our physician advisory council.  We believe that the insights gained from the participation of these influential physicians will prove invaluable to our success.  We have identified the key opinion leaders who will expand our base of clinical reference while evaluating physician training and in-service programs.

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

Three months ended September 30, 2010 compared to the three months ended September 30, 2009:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended September 30, 2010 were $641,451, an increase of $149,821, or 31 percent, compared to $491,630 last year.  This increase resulted from the recognition of $208,000 of compensation expenses related to options issued to our directors and a consultant, compared to the issuance of options and warrants to consultants valued at approximately $60,000 during the prior year period.  In addition, consulting fees were incurred for new regulatory, finance and manufacturing activities totaled $132,000 during the three months ended September 30, 2010. These increased expenses were offset by reductions of approximately $135,000 in regulatory consulting and technology development costs, as a result of the work that was done in 2009 leading up to our 510(k) FDA submission in the fourth quarter of that year.

Incentive for Early Warrant Exercise. On August 2, 2010, the Company closed its tender offer to holders of certain outstanding warrants which provided additional consideration for the exercise of such warrants (the “2010 Warrant Tender Offer”).  The Company offered to holders of the subject warrants the opportunity to exercise their existing warrants and receive, in addition to the shares of common stock purchased upon exercise, new, three-year replacement warrants.  A total of 1,007,529 warrants were tendered by warrant holders and accepted by the Company pursuant to the 2010 Warrant Tender Offer.  The replacement warrants, valued at $1,370,239, were recorded as incentive for early warrant exercise expense during the three months ended September 30, 2010.

Net Interest Expense.  Net interest expense for the three months ended September 30, 2010 was $442,659, an increase of $391,972 compared to $50,687 last year.  The increased interest expense resulted primarily from the recording of the Black-Scholes pricing model valuation of warrants accrued for issuance pursuant to our June 11, 2010 private placement of $885,000 debt.  Under the debt terms, 249,616 warrants valued at $377,000 were accrued during the three months ended September 30, 2010.  See Notes 4 and 5(d) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a more complete description of the debt and warrants.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from bank fees and the issuance of stock or warrants pursuant to the provisions of short-term loans from lenders in certain refinancing transactions. Our debt extinguishment expense for the three months ended September 30, 2010 was $126,882, an increase of 204 percent, compared to $41,717 last year.  The expense incurred during the three months ended September 30, 2010 was related to the value of stock issued as consideration to guarantors of our $1.0 million secured bank loan that was refinanced in June, 2010.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the nine months ended September 30, 2010 were $1,739,914, an increase of $327,776, or 23 percent, compared to $1,412,138 last year.  This increase resulted from consulting fees for new regulatory, reimbursement, finance and manufacturing activities totaling $337,000 and a $79,000 increase in the value of options that vested compared to those vesting during the nine months ended September 30, 2009.  Also contributing to the increased operating loss was a $37,000 increase in the amount spent to expand and maintain our patent rights and a $35,000 increase in directors’ fees following an increase in the size of our Board in March 2010 and a revised director compensation program.  Offsetting these new and increased expenses was a reduction of approximately $163,000 in regulatory consulting and technology development costs, reflecting the work that was done in 2009 leading up to out 510(k) FDA submission in the fourth quarter of that year.

Incentive for Early Warrant Exercise. On August 2, 2010, the Company closed its tender offer to holders of certain outstanding warrants which provided additional consideration for the exercise of such warrants (the “2010 Warrant Tender Offer”).  The Company offered to holders of the subject warrants the opportunity to exercise their existing warrants and receive, in addition to the shares of common stock purchased upon exercise, new, three-year replacement warrants.  A total of 1,007,529 warrants were tendered by warrant holders and accepted by the Company pursuant to the 2010 Warrant Tender Offer.  The replacement warrants, valued at $1,370,239, were recorded as incentive for early warrant exercise expense during the nine months ended September 30, 2010.

Net Interest Expense.  Net interest expense for the nine months ended September 30, 2010 was $1,391,742, an increase of 22 percent compared to $1,139,138 last year.  Included in the interest expense for the nine months ended September 30, 2010 was the recording of the Black-Scholes pricing model valuation of warrants accrued for issuance pursuant to our June 11, 2010 private placement of $885,000 debt.  Under the debt terms, a total of 680,770 warrants valued at $1,028,000 were issued on July 11, 2010.  See “Liquidity and Capital Resources- Recent Financing Activity” below for a more complete description of the debt and warrants.  Also included in the current year period was $264,000 of interest expense to be paid in our common stock to lenders and loan guarantors as consideration for providing the loans and guarantees.  Other interest expense decreased from $147,000 to $103,000 from 2009 to 2010, reflecting the retirement of a $600,000 promissory note in March of 2010, the retirement of a total of $300,000 of bank loans in May and July of 2010 and the retirement of another $243,000 loan in August of 2010. Included in the expense for the nine months ended September 30, 2009 was the approximately $980,000 write-off of unamortized original issue discount and debt issuance costs related to our 2006, 2007 and 2008 private debt placements and the 2008 unit put arrangement, upon the closing of our 2009 public offering and the subsequent automatic conversion of approximately $3.3 million of debt and accrued interest into equity.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the provision of guaranties of loans in certain refinancing transactions.  Our debt extinguishment expense for the nine months ended September 30, 2010 was $1,047,308, an increase of 186 percent, compared to $365,984 last year.  The increase is primarily due to the conversion of a $600,000 loan from the Phillips W. Smith Family Trust (the “Smith Trust”) and $97,546 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of Company’s common stock.  We recognized debt extinguishment expense of $870,981 in this conversion, representing the excess fair value of the securities issued over the carrying value of the debt and interest at the time of the conversion.  The remaining debt extinguishment expense incurred in both 2009 and 2010 related to the expensing of stock issued as consideration to debt guarantors following the renewals of our secured bank debt and a $281,000 loan from an individual lender.

Balance Sheet Changes

During the nine months ended September 30, 2010, the following transactions resulted in material changes to our balance sheet:

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

On July 7, 2010, we repaid $200,000 of our Crown Bank promissory notes.

On August 2, 2010, we completed our “2010 Warrant Tender Offer.”  See “Recent Financing Activity,” below.

On September 28, 2010, we closed on the first tranche of $3.125 million financing.  See “Recent Financing Activity,” below.

As of September 30, 2010, all of our notes payable were scheduled to mature within one year.  Amounts classified as long-term as of December 31, 2009 were therefore reclassified to short-term as of September 30, 2010.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license and commercialization and development agreements with Artann, which are the foundation for our proposed product offerings. These assets secure $900,000 of senior bank notes and $400,000 of subordinated notes, and as a result, are not available to secure additional senior debt financing.

Recent Financing Activity

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

On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”).  Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share.  Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six tranches:

•	$750,000 within 30 days following FDA clearance of the Company’s ProUroScan System, currently in FDA review.

•	$1.5 million provided in five subsequent closings of $300,000 in 30-day increments following the previous closing.

At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50 percent of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share below which the parties are not obligated to close.

The SPA provides that Seaside will purchase only the number of shares that will cause its beneficial ownership to remain below 9.9% of the Company’s outstanding shares.  Seaside has indicated their willingness to propose an alternative investment vehicle to provide the financing, as they have in other transactions, should a subsequent closing otherwise cause Seaside to exceed this ownership level.  After the first closing, Seaside holds approximately 8.9% of our outstanding stock.

Sources and Uses of Cash

Net cash used in operating activities was $1.8 million during the nine months ended September 30, 2010 compared to $2.3 million in 2009.  In addition to operating expenses, other uses of cash during the nine months ended September 30, 2010 included payments that reduced accounts payable by $193,000 and an $86,000 prepayment of the production of probe sensors to be used in future clinical work.  Uses of cash during the nine months ended September 30, 2009 included payments to Artann totaling $1.1 million for licensing fees and milestone achievements pursuant to our licensing and development agreements.

Net cash provided by financing activities was $1.9 million during the nine months ended September 30, 2010, resulting from the $885,000 proceeds of a private debt offering, $875,000 of gross proceeds from the SPA equity offering and proceeds of $472,000 from the exercise of warrants by certain warrant holders, including the 2010 Warrant Tender Offer.  These financing sources were offset by $300,000 of bank debt repayments and $163,000 of offering costs.  Proceeds from the 2009 public offering less underwriter’s commissions and other payments for expenses of the offering were approximately $2.3 million during the nine months ended September 30, 2009.  In June and September, 2009, we borrowed a total of $200,025 pursuant to two bank loans, and $543,000 pursuant to two loans from investors.  Offsetting this was our pay-down of $400,000 of bank debt in March 2009.

Cash Requirements

The timing for market launch of the ProUroScan System is dependent upon receipt of FDA market clearance and the time and resources required to scale-up manufacturing, quality assurance, sales and marketing activities.  Prior to receiving market clearance, we are conserving cash by incurring only expenses essential to obtain FDA clearance, to validate manufacturing processes by the production of three ProUroScan Systems and to prepare detailed commercialization scale-up plans.  Once FDA clearance is obtained, we will implement all phases of the commercialization plans as quickly as our available funding will allow.  We believe that it will take approximately two to four months to complete these activities and begin commercial sales depending primarily on funding availability.

As we achieve our financing goals (see “Current Financing Plans,” below) we expect to accelerate the development of a compact version of the ProUroScan System, which will eventually become our primary commercial product.  We will also use incremental funding to enhance and expand our patent positions on the current ProUroScan system and potential future products and line extensions.  In the interim, we plan to begin placing clinical systems and training physicians who will serve as members of our physician advisory council.

If we receive FDA clearance at the beginning of the first quarter 2011, we expect to initiate production and launch the current cart-based version of the ProUroScan System in the second quarter and introduce the compact version of the product in the third quarter.  Our ability to achieve these goals is dependent upon the amount and timing of funding available to us both before and after FDA clearance is received.  The cash requirements outlined below assume that FDA clearance is obtained in January 2011.

Through the second quarter of 2011, we expect our total spending to be approximately $5.0 million.  We expect our cash needs for our operating expenses (excluding payments due to Artann explained below) will be approximately $3.0 million through mid-2011.  Of this amount, we anticipate on-going general and administrative expenses, including the cost of existing personnel, rent, legal, audit and other costs of being a public company, will be approximately $860,000.  Costs associated with the placement of systems, physician training and conduct of post-FDA clearance studies at key institutions will be approximately $580,000.  We expect that the cost of new personnel added in engineering, manufacturing, quality/clinical, sales, marketing, and administration during this period will total approximately $560,000.  We estimate the cost of contracting for product engineering work to continue the preparation of the current cart-based ProUroScan system for manufacturing and to develop the compact version of the ProUroScan System will cost approximately $540,000.  We also plan to spend $140,000 on new patent applications and additional embodiments of existing patents.

Other cash needs through mid-2011 include payments of approximately $275,000 to reduce short-term liabilities, $270,000 to fund inventory purchases, and $160,000 of capital equipment purchases.

Pursuant to the terms of the Artann development agreement, upon receipt of FDA regulatory clearance we are required to make a cash payment of $750,000 and provide an equity payment to Artann.  The amount of the equity payment, originally set at $1,000,000, is subject to a $100,000 reduction per month, which began on April 23, 2010 and will continue until FDA clearance is received.  As of October 23, 2010, the equity payment had been reduced to $300,000.

Our $900,000 secured promissory note with Crown Bank matures in March 2011.  We also have a $100,025 note at another bank that matures in January 2011 and a $300,000 promissory note with an investor that matures in March 2011.  These notes are all held or guaranteed by shareholders that have been instrumental in financing our funding needs over the past few years.  We anticipate we will be able to renew or refinance a significant portion of these notes if required.

As noted above, prior to receiving market clearance we are conserving cash by incurring only expenses essential to obtain FDA clearance, to validate manufacturing processes by the production of three ProUroScan Systems and to prepare detailed commercialization scale-up plans.  We believe that we currently have sufficient cash to fund these limited activities through late March 2011.  Additional financing as outlined below would be required to fund operations beyond that time if FDA clearance is not received before then.

Current Financing Plans

Our near-term financing goal is to raise a sufficient amount of capital prior to receipt of FDA clearance of the ProUroScan System to fund existing operations and certain activities in preparation for market entry.  Such funding may be in the form of issuances of private sales of our debt or equity securities.  Following FDA clearance, we expect to fund operations and market entry through the calling of currently redeemable warrants, follow-on financing arrangements pursuant to the Seaside SPA, potential support from a corporate distribution partner and potential further private sales of our debt or equity securities.

As of September 30, 2010, following the September 28th closing of the SPA, we had approximately $1,128,000 of cash on hand.  In addition, on that date we had 6,431,306 redeemable warrants outstanding, each with an exercise price of $1.30 per share.  Of these, we currently have the right to redeem 3,590,894 warrants originally issued in our 2009 public offering at any time.  Upon our exercise of our right to redeem the currently redeemable warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to approximately $4.7 million depending on the number of shares actually exercised. We intend to exercise our redemption rights on these warrants to meet a portion of our financing needs outlined above.  The timing of this redemption is dependent upon the timing of receipt of FDA clearance, our cash position, the availability of other sources of funds and upon market conditions.  We will gain the ability to redeem the additional 2,840,412 warrants issued in our 2009 and 2010 Warrant Tender Offers and our June 2010 private debt placement if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If we then exercised our redemption right on these warrants, an additional $3.7 million could be raised depending on the number of shares actually exercised pursuant to such redemption.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemption were made.

As a result of the Seaside SPA, we expect to close on $2.25 million of additional financing during the six months following FDA clearance of the ProUroScan System (see “Recent Financing Activity”, above).

We plan to identify a distribution partner to help market our products.  We expect such a distribution partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support.

In addition to warrant exercises, the Seaside SPA and possible corporate partner funding, we will likely pursue additional funding in 2011 following FDA clearance to more aggressively scale up manufacturing and marketing activities associated with our market launch, accelerate development of a portable system and low cost sensors and expand clinical studies with our physician advisory council.  The additional funding may be from the issuance of equity securities, convertible debt, private debt or debt guarantees for which stock-based consideration is paid.  If any of these funding events occur, existing shareholders will likely experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

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

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of September 30, 2010, we had an accumulated deficit of approximately $33.4 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

Our critical accounting policies are policies which have a high impact on the reporting of our financial condition and results, and require significant judgments and estimates. Our critical accounting policies relate to (a) the valuation of stock-based compensation awarded to employees, directors, loan guarantors and consultants, (b) the valuation of warrants issued as an incentive for early-exercise of outstanding warrants and (c) the accounting for debt with beneficial conversion features.

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

Valuation of Warrants Issued as an Incentive for Early-Exercise of Outstanding Warrants

We have completed two tender offers pursuant to which we have issued warrants as an incentive to certain warrant holders to exercise their existing warrants during the offering periods.  Our determination of fair value of the replacement warrants is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price. We recognize the expense related to the fair value of the warrants immediately upon issuance as incentive for early warrant exercise expense.

Accounting for Debt with Beneficial Conversion Features

The beneficial conversion features of the promissory notes were valued using the Black-Scholes pricing model. The resulting original issue discount is amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2010, we issued 22,762 shares of our common stock to our directors as payment for $36,416 of director’s fees, in lieu of cash.

On July 25, 2010, a warrant holder exercised 20,000 warrants and received 20,000 shares of our common stock.  The aggregate exercise price was $10,000.

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

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 2, 2010 (1)	465,912 (2)	(3)	465,912	(4)

(1)	The 2010 Warrant Tender Offer closed on August 2, 2010, and all exchanges for warrants tendered pursuant to the offer occurred on such date.
(2)	The number of registered warrants that were exchanged by the Company in the 2010 Warrant Tender Offer. The warrants are exercisable into 465,912 shares of common stock.
(3)
On July 2, 2010, the Company commenced a tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants (the “2010 Warrant Tender Offer”). The Company offered to holders of the subject warrants the opportunity to exercise their existing warrants and receive, in addition to the shares of common stock purchased upon exercise, new, three-year replacement warrants.  The replacement warrants have an exercise price of $1.30 per share and will be redeemable at the Company’s discretion at any time after the last sales price of its common stock equals or exceeds $4.00 for ten consecutive trading days.  The Company must provide 30 days’ prior written notice of a decision to redeem either the existing or replacement warrants.  Warrants not exercised during this 30-day period will be redeemed at $0.01 per warrant.  On August 2, 2010, the Company closed the 2010 Warrant Tender Offer.

(4)	The tender offer has expired.

Item 6.  Exhibits

Exhibit No.	Description

4.1
Form of Second Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-4 filed July 2, 2010).

4.2	Specimen 2010 Replacement Warrant (incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-4 filed July 2, 2010).

10.1	$900,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010).

10.2	$100,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 2, 2010).

10.3	Form of Loan Guarantor Compensation Letter Agreement dated June 28, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 2, 2010).

10.4
Securities Purchase Agreement dated as of September 28, 2010 between ProUroCare Medical Inc. and the purchasers identified therein ((incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 29, 2010).

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

*Filed herewith

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: November 12, 2010	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: November 12, 2010	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1
Form of Second Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-4 filed July 2, 2010).

4.2	Specimen 2010 Replacement Warrant (incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-4 filed July 2, 2010).

10.1	$900,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010).

10.2	$100,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 2, 2010).

10.3	Form of Loan Guarantor Compensation Letter Agreement dated June 28, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 2, 2010).

10.4
Securities Purchase Agreement dated as of September 28, 2010 between ProUroCare Medical Inc. and the purchasers identified therein ((incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 29, 2010).

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

*Filed herewith