Form 10-K
period 2010-12-31
ProUroCare Medical Inc.
filed 2011-02-15
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

___________________________________________________________________________________ (Former name or former address, if changed since last report.)

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
☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $20,641,344 as of June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

15,571,993 common shares and 306,679 Units at February 11, 2011

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

PART I

ITEM 1:  BUSINESS

Overview

We have developed and intend to market an innovative prostate imaging system known as the ProUroScan™ System.  The ProUroScan System creates images and documents abnormalities of the prostate using our new, proprietary mechanical elasticity imaging technology.  The ProUroScan System is an imaging system designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate.  The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results.

Most abnormalities found in otherwise homogenous organ tissues are less elastic than normal tissues.  The ProUroScan’s unique technology uses mathematical algorithms to interpret measurements of relative prostate tissue elasticity taken by mechanical sensors to render images of the prostate in real time.  Using the system’s specially designed rectal probe, physicians can quickly and cost-effectively visualize the prostate gland and document specific areas of concern.  The real-time image can be saved as a permanent electronic record.

Current tools used to detect the presence of an abnormality in the prostate have significant limitations, a fact that has been documented in numerous scientific articles published throughout the world.  Prostate disease patients who receive a positive test result must make numerous decisions, such as whether to biopsy, based on limited, non-specific and sometimes subjective information.  We believe that our ProUroScan System’s ability to produce images of the prostate and objectively document abnormalities will be of significant value to the patient and his physician as an adjunct to the DRE.

The ProUroScan System is not currently marketed or sold and has not yet been cleared for marketing by the U.S. Food and Drug Administration (“FDA”). Our goal is to have ProUroScan System regulated by the FDA as a Class II device.  We are implementing a regulatory strategy to obtain FDA clearance of the ProUroScan System for a documentation claim and for the ProUroScan System to serve as an adjunct to a DRE.  The current status of the FDA market clearance process is described below under the caption “ProUroCare System Status.”

Once FDA clearance is obtained on our current generation ProUroScan System, the systems will be manufactured by one or more FDA-regulated contract manufacturers and marketed in cooperation with a to-be-determined medical products company with an established worldwide presence in the urology market.

Our imaging technology is based on work originally performed by Artann Laboratories Inc. (“Artann”), a scientific technology company based in Trenton, New Jersey, focused on early-stage technology development. In 2002, we licensed the rights to this technology and since then have worked with Artann on its development. In September 2006, Artann was awarded a $3 million Small Business Innovation Research Phase II Competitive Renewal grant from the National Institute of Health and the National Cancer Institute to help advance the development and application for clearance of the ProUroScan System by the FDA.  We have entered into license and development and commercialization agreements with Artann relating to their existing technology and know-how and all future technology developed by Artann in our field of use. After we obtain FDA clearance, it is our intent to expand our working relationship with Artann to include their participation in the development and licensing of additional technologies.

We believe the ProUroScan System’s existing technology provides a platform on which to develop multiple future generation systems. In the future, following our initial FDA regulatory clearance, we intend to work with Artann to develop and introduce enhanced versions and additional indications for this technology.  For example, we plan to study and develop enhanced versions of the system that may be able to monitor changes in prostate tissue over time, guide prostate biopsies, do prostate disease screening and assess changes in prostate size following drug treatment for benign prostate hyperplasia (“BPH”).  Future generation systems will require us to obtain regulatory approval or clearance by conducting studies and filing additional submissions with the FDA.

Prostate Disease

Prostate cancer is the most common form of cancer and the second leading cause of cancer death in men. According to the National Cancer Institute, more than 217,730 men were expected to be diagnosed with prostate cancer and over 32,000 were expected to die from the disease in 2010. Currently, there are approximately 42 million men in the U.S. over the age of 50. For men in this age category, the standard of care to screen for the presence of prostate cancer is to have a physical exam each year in which two tests are routinely performed: the DRE and the Prostate Specific Antigen (“PSA”) blood test. Although PSA and DRE provide some positive predictive value, many factors limit their accuracy and usefulness, and neither test creates a physical or visual record of the abnormality or its position in the prostate.

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

The treatment path for patients who test positive for prostate cancer depends on many variables, including age, location and pathology of the cancerous tissue and general health of the patient. Generally, a younger, otherwise healthy patient will elect to have the prostate removed to eliminate the possibility that it might spread beyond the prostate. Older, less healthy patients may elect not to undergo surgery, and instead monitor the disease closely by semi-annual PSA and DRE exams, and annual biopsies. This monitoring regimen is commonly referred to as “active surveillance.” Some patients may elect radiation or drug treatments, in addition to necessary ongoing active surveillance. The National Cancer Institute estimates that there are approximately 2.3 million men alive who have a history of cancer of the prostate.

Limitations of Current Prostate Cancer Screening and Diagnosis

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

A PSA test is a simple blood test that measures the presence of prostate-specific antigens in the blood serum. The advantages offered by PSA testing are its simplicity, objectivity, reproducibility and low level of invasiveness.  In clinical practice, a PSA level greater than 4ng/mL is generally considered an abnormal result.  Community-based studies have shown that PSA levels greater than 4ng/mL are seen in about 15% of men who are older than 50 years of age. The probability, or positive predictive value, that a man who is older than 50 having prostate cancer if his PSA level is elevated is approximately 20% to 30%. However, the likelihood of cancer depends on the degree of elevation in the PSA levels. For levels between 4 and 10ng/mL, the positive predictive value is about 20 percent. This value increases to between 42 percent and 64 percent if the PSA level is greater than 10ng/nL. Although PSA is specific to prostate tissue, it is not specific to prostate cancer. Older men that have benign enlargement of the prostate and acute prostatitis often have elevated PSA levels. Serum levels of PSA can also be elevated for a period of time after transrectal needle biopsy, acute urinary retention, ejaculation and prostate surgery. Because of the prevalence of these conditions in men over the age of 50, the positive predictive value of PSA measurements decreases with age. Despite these variances, PSA testing has increased the detection rate of early-stage prostate cancers, which are more curable than late-stage cancers.

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

Prostate biopsies can cause patient anxiety, pain, bleeding and infection, and can lead to a significant increase in medical and non-medical costs to health care systems and patients. According to Oregon Health and Science University, approximately one million prostate biopsies are performed each year in the United States, but only approximately 25% of biopsy procedures performed detect the presence of cancer, and another 25% are given a false negative, meaning that no cancer is detected even when later it is found that a patient does have cancer.

The need for imaging and objective documentation of prostate disease

Prostate disease patients who receive a positive test result are asked to make numerous serious decisions based on limited, non-specific and sometimes subjective information.  Should they undergo one or more biopsy procedures, which itself generates 25% false negatives?  Should they have a radical prostatectomy?  Is active surveillance a better course of action?  In all of these scenarios, having a tool that can effectively image the presence of an abnormality will allow physicians and patients to better understand the current status of their disease. We believe that patients facing such decisions will benefit from the information provided by having an objective, readily obtained image of their prostate, both upon the initial imaging and also upon successive imaging if their disease is monitored over time.

Our Solution - ProUroScan Prostate Imaging System

We believe that the ProUroScan System is an innovative new technology that for the first time offers patients and their physicians the ability to quickly and cost effectively generate images of the abnormalities in the prostate in real-time following a positive DRE, and electronically store them for later retrieval and reference.

The ProUroScan System is an imaging system designed for use as an aid to the physician in visualizing and documenting abnormalities in the prostate.  As an adjunctive tool to DRE, it will be used after a physician identifies abnormalities during a DRE examination. The first generation system will provide an image or record of the pressures that are generated from palpation of the posterior surface of the prostate using a sensor probe. The system’s operation is based on measurement of the stress pattern created when the probe is pressed against the prostate through the rectal wall. Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional reconstruction of prostate anatomy and visualization of prostate mechanical properties. The data acquired allow the calculation of prostate features such as size and shape. The prostate image is displayed on a screen that allows physicians to visualize tissue abnormalities in the prostate gland. In addition to the real time visual image, the results are stored electronically as a digital record.

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

To perform a scan, the clinician inserts the tip of the probe into the patient’s rectum and palpates the prostate. As the prostate is palpated, an image of the prostate is produced and displayed on the computer monitor, along with indicators of the amount of pressure being applied to help guide the clinician. Differences in tissue density or elasticity will be depicted in real time on a color monitor.  Tissue that can be easily displaced or is soft is represented in a light blue or yellow color where tissue that is less elastic (abnormal tissue) is represented in a dark brown or red color.  The image that is generated during the evaluation shows the physician in real-time where abnormal tissue exists in an otherwise homogeneous soft tissue organ.

Our Strategy

Our goal is to establish the ProUroScan System as part of the standard of care in the process of detecting and monitoring prostate disease, and to leverage our mechanical imaging technology and intellectual property to create new products both within and outside the urology field.  The key business strategies by which we intend to achieve these objectives include:

Obtain Regulatory Clearance for the ProUroScan Prostate Imaging System.  We are actively pursuing FDA clearance under a de novo application for a labeling claim to support use of the ProUroScan System to create an image to aid physicians in documenting abnormalities in the prostate following a suspicious DRE.  The details of our efforts in this regard are outlined under “ProUroScan System Regulatory Status,” below.  We have engaged highly experienced regulatory experts to assist us in this process including Washington D.C. based regulatory attorneys and a consultant with close ties to the FDA.  They both help us monitor the application’s status and provide assistance to achieve our regulatory goals as quickly as possible.

Commercialize Our Products in Collaboration with a Corporate Distribution Partner.  As an effective way to accelerate sales and marketing support for the ProUroScan System, we plan to enter into a distribution agreement with a large urology product, diagnostic or drug company.  We believe that establishing such a relationship would allow us to penetrate markets more quickly and afford us an opportunity to obtain additional financial support in the form of licensing fees, equity investments and “in kind assistance” from key functional groups within the licensing organization.

Expand and Protect Our Intellectual Property Position.  We believe that our issued and licensed patents, patent applications and technology provide a strong position from which the company can successfully market the current ProUroScan System and develop new products within the prostate disease market segment.  We will also work to expand coverage for this technology in other market segments and for additional new technologies that may jointly be developed with the support of Artann.  We intend to implement our patent strategy globally because of the significant market opportunities that exist for our products outside the United States.

Drive Market Adoption and Establish Prostate Mechanical Imaging as a Standard of Care for Detecting Abnormalities in the Prostate.   Our clinical development strategy is to collaborate closely with leading physicians and scientific experts involved with prostate disease. We have established a high level of awareness and strong working relationships with leading experts and believe that their involvement will allow us to create awareness and scientific validity for the ProUroScan System while assisting in physician training and ongoing clinical studies. These scientific experts will also be important in promoting patient awareness and gaining widespread adoption of the ProUroScan System when approved and commercialized.

Drive revenue through a Patient-Pay Model and Eventually Seek Coverage and Payment for the ProUroScan Imaging Procedure.  We expect our primary revenue stream will consist of fees charged per procedure rather than from sales of equipment.  Initially, we anticipate using a “patient pay model” for physicians to receive payment for performing the ProUroScan System procedure. Under a patient pay model, in the absence of coverage from their health insurance, patients pay for the scan out of their own funds.  There is a high incentive for patients to seek additional information so they can make an informed and reasonable decision for themselves and their family. We believe that patients will be willing to pay for the ProUroScan System procedure out of their personal funds in sufficient numbers to support the launch of our product in advance of receiving favorable coverage decisions from third-party insurers.  Over time, we expect to establish the market value of the ProUroScan imaging procedure and pursue government and other third-party reimbursement coverage.

Leverage our Imaging Technology for Additional Clinical Applications and Indications.   We intend to continue to conduct research and development through Artann and other development partners that will enable us to expand our indications for use. For example, we plan to study and develop enhanced versions of the system that may be able to monitor changes in prostate tissue over time, guide prostate biopsies, do prostate disease screening and assess changes in prostate size following drug treatment for (“BPH”).  We believe that the underlying technology also has potential applications in other organ systems in addition to the prostate.  We will need to obtain FDA clearance for any such expanded claims or applications.

ProUroScan System Regulatory Status

The first generation ProUroScan System has been tested in laboratory experiments on prostate models and in a pre-clinical study. In addition, the system was used for over two years on approximately 168 patients at the Robert Wood Johnson Medical Center in New Brunswick, New Jersey.  In 2008, an article authored by Artann scientists and published in the peer- reviewed journal Urology reported that in 84% of the cases in this pre-clinical study, the ProUroScan System was able to construct three-dimensional (3D) and 2D cross-sectional images of the prostate.

In 2009, we completed a multi-site clinical study of the ProUroScan imaging system designed to provide documentation to the FDA of the system’s effectiveness in visualizing and documenting abnormalities of the prostate detected by DRE.  The trial included a final patient count of 56 patients assessed at the following medical centers:

•	Veterans Affairs Medical Center, Minneapolis, MN;

•	Robert Wood Johnson Medical School Division of Urology, New Brunswick, NJ;

•	Mayo Clinic, Rochester, MN;

•	AccuMed Research Associates, Garden City, NY; and

•	Urological Associates of Lancaster, Lancaster, PA.

The ProUroScan System is not currently marketed or sold and has not yet been cleared for marketing by the FDA. Our goal is to have the ProUroScan System regulated by the FDA as a Class II device.  A Class II device is one in which general and specific controls exist to ensure that the device is safe and effective.  In a 510(k) application, applicants must demonstrate that the proposed device is substantially equivalent to an existing approved product, or “predicate device.”  Products that employ new or novel technologies, and for which through the 510(k) review process is found to have no comparable predicate device, may be cleared for marketing under Section 513(f) of the Federal Food, Drug, and Cosmetic Act (“FDCA”).  This path, referred to as a “de novo” application, is intended to allow new or novel technology devices to be cleared for marketing when an appropriate predicate device does not exist.

In November 2009, a 510(k) application for market clearance was filed with the FDA that incorporated a basic imaging and documentation claim.  From that submission, the FDA determined that the ProUroScan System is not substantially equivalent (“NSE”) to a device currently being marketed.  As required by Section 513(f)(2) of the FDCA Act, a submission was made in May 2010 to request 510(k) clearance under the de novo process.  This request asked the FDA to define mechanical imaging systems as devices that are intended to produce an elasticity image of the prostate as an aid in documenting abnormalities of the prostate that are initially identified by digital rectal examination and to be used by physicians as a documentation tool.  The de novo submission also recommended that the classification regulation state that a “mechanical imaging system” device consists of a trans-rectal probe with pressure sensor arrays and a motion tracking system that provides real time images of the prostate.  These proprietary components are unique to the ProUroScan System.

The de novo application remains under review by the FDA.  To date, we have not received any requests for additional information from FDA regarding the de novo application.

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

Physician Advisory Council

Our Physician Advisory Council will be made up of urologists from leading medical centers in the U.S., Canada and Europe.  Most of the participating physicians will be those who devote a significant portion of their practice focused on the diagnosis and treatment of prostate disease, primarily prostate cancer, and also participate on scientific committees and other organizations that are attempting to advance the tools and technologies available to physicians and patients fighting prostate disease.

Our Physician Advisory Council will play a central role in advancing this technology.  In the short run, council members will contribute to the development of training protocols and in-service education programs.  They will also provide additional support to the company by participating in future clinical studies, serving as principal investigators and authors of scientific articles and meeting presentations.  In the long term they will advise the company on health care trends, unmet clinical needs and new clinical or market opportunities.

Marketing and Distribution

We believe that the cost of establishing our own direct sales force of sufficient size and with the capability to commercialize the ProUroScan System worldwide would require a considerable period of time and significant funding.  As an effective way to develop our understanding the requirements of international markets and accelerate sales and marketing activities we plan to establish a distribution agreement with a large urology or diagnostic products company.  We believe that establishing such a relationship would allow us to penetrate markets more quickly and afford us an opportunity to obtain additional financial support in the form of licensing fees, equity investments and “in kind assistance” from key functional groups within the licensing organization.  We have begun exploring marketing opportunities with four of the eight to ten potential partner companies we have targeted.

In advance of establishing such a distribution agreement, we plan to hire a small direct sales force in the United States that will focus on large urology practices in major metro markets.  The concentration of large urology group practices in the U.S. enables us to access a disproportionate number of physicians with a highly targeted sales force.  Once a distribution partner has been identified and a distribution agreement put in place, our sales force will be used in business-to-business support to the partnering organization.  They will also be used to assist in the initial analysis and development of other markets.

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

Patient Pay and Third-Party Reimbursement Strategy

Initially, we anticipate using a “patient pay model” for physicians to receive payment for performing the ProUroScan System procedure. Under a patient pay model, in the absence of coverage from their health insurance, patients pay for the scan out of their own funds. Medicare beneficiaries would sign an Advanced Beneficiary Notice (“ABN”) that would allow the provider to collect from the patient. Only one in four biopsies performed based on an abnormal PSA reading reveal prostate cancer, and only 50 percent of suspicious lesions found by DRE presented cancer on prostate biopsy. Given these statistics, in cases where patients have abnormal DRE or PSA test results or when a test result may not be clear, there is a high incentive to seek additional information so that patients can make an informed and reasonable decision for themselves and their family. We believe that a sufficient number of patients will be willing to pay for the ProUroScan System procedure out of their personal funds to support the launch of our product in advance of receiving favorable coverage decisions from third-party insurers. The concept of a patient pay model has been used successfully for other procedures (e.g., computer-aided detection (“CAD”) for mammography), and we expect this to be our approach for generating revenues during the early phases of product rollout.

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

Current Procedural Terminology (“CPT”) codes are used by physicians and other providers to submit claims.  At the outset, however, there will not be a unique CPT code for the ProUroScan procedure. During this period of time, physicians will have the option of submitting claims under a “miscellaneous” CPT code with proper documentation.  During the initial patient pay phase of our market introduction, we will collect the clinical and economic data necessary in order to apply for a unique CPT code from the American Medical Association (“AMA”).  Our initial commercial rollout will focus on urologists in the United States. By focusing on urologists, we expect to establish the clinical and economic value of the scan for patients, and to demonstrate to both private and government payors the rationale and parameters for establishing a CPT code and that the scan should be covered and adequately reimbursed.

We anticipate that the ProUroScan System may be covered by Medicare as a detection test for patients who have clinical signs or symptoms of disease. We anticipate that the first generation of the ProUroScan System will be used to image the prostate and to maintain historical records for future tracking for men who have an abnormal DRE or other signs or symptoms of disease. Thus, providers who perform prostate imaging using the first generation ProUroScan System likely will seek Medicare coverage as a detection, rather than a screening test, presuming that the patient presents with a sign or symptom of disease.

We expect that procedures using the ProUroScan System will be reimbursed either based upon the value of their unique billing and procedure code or as part of an office visit. Until a unique billing and procedure code is established, we expect that providers will be able to bill for the procedure using a miscellaneous CPT code. Claims submitted under a miscellaneous code are processed manually and the provider must include additional information to be used by the payor in determining the medical appropriateness of the procedure.

The process of obtaining a new CPT code typically takes one or two years. In order to apply for a new, unique code, an application must be submitted to the AMA’s CPT Editorial Panel.  CMS then takes these recommendations into account when establishing the Medicare Physician Fee Schedule values. The amount of reimbursement the provider receives generally depends on the value assigned to the procedure by the AMA’s Relative Value Scale Update Committee. Most private payors also base their payment rates based on these values.

Many private payors look to Medicare as a guideline in setting their coverage policies and payment amounts. Unlike the Medicare program, however, private payors have no statutory impediment to covering screening tests.  The current coverage policies of these private payors may differ from the Medicare program, and the payment rates they make may be higher, lower or the same as the Medicare program. If CMS or other agencies decrease or limit reimbursement payments for physicians, this may affect coverage and reimbursement determinations by private payors. Additionally, some private payors do not follow the Medicare guidelines, and those payors may reimburse only a portion of the costs associated with the use of our products, or not at all.

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

We own patents, patent applications and know-how associated with mechanical prostate-imaging systems. These patents and patent applications include U.S. Patent Nos. 6,569,108 (“Real Time Mechanical Imaging of the Prostate”), 5,785,663 (“Method and Device for Mechanical Imaging of the Prostate”), 5,524,636 (“Method and Device for Elasticity Imaging”), 5,836,894 (“Apparatus for Measuring Mechanical Parameters of the Prostate and for Imaging the Prostate Using Such Parameters”), 6,142,959 (“Device for Palpation and Mechanical Imaging of the Prostate”), and 5,922,018 (“Method for Using a Transrectal Probe to Mechanically Image the Prostate Gland”). Together, our mechanical imaging technology is protected by seven U.S. patents (plus seven foreign patents and two foreign patent applications that are related to the U.S. patents) and, along with the Artann patent and applications discussed below, is the basis for the imaging technology used in our ProUroScan System. We own similar patents, patent applications and know-how associated with breast imaging. However, we do not intend to pursue any such applications within our near-term business plan. Under the Artann License Agreement, we agreed to grant Artann a non-exclusive, fully paid license to make, use or sell any imaging system for the diagnosis or treatment of disorders of the human breast.

Additionally, Artann has two U.S. patent and three U.S. patent applications that are licensed to us under the Artann License Agreement.  The patents are U.S. Patent Nos. 7,819,824 (“Method and Dual-Array Transducer Probe for Real Time Imaging of Prostate”) and D609,801 (“Calibration Chamber for Prostate Mechanical Imaging Probe”).  The applications are U.S. Patent Application Nos. 11/123,999; 12/885,688; and 13/005,401.

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

Under the Artann License Agreement, Artann has granted us an exclusive, worldwide, sub-licensable license to certain patent applications and other know-how needed to make, use and market certain mechanical imaging products for the diagnosis or treatment of urologic disorders of the prostate, kidney or liver. Artann also agreed to transfer to us possession of five clinical prostate imaging systems and grant us full access to all relevant documentation. As an upfront license fee pursuant to the Artann License Agreement, on January 14, 2009 we paid Artann $600,000 in cash and $500,000 in shares of our common stock.  In addition, we have agreed to pay Artann:

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

Under the Artann Development Agreement, we will collaborate with Artann to develop, commercialize and market prostate imaging systems. Artann will conduct and complete all pre-clinical activities and testing on the prostate imaging system, conduct clinical trials, prepare and submit FDA regulatory submissions and provide hardware and software development, refinement and debugging services to ready the prostate imaging system for commercial sale. For these development services, we paid Artann:

•	$250,000 in cash upon initiation of the clinical study to support the basic imaging and documentation claim;

•	$250,000 in cash as a milestone payment upon completion of that study and submission of the 510(k) application to support the basic imaging and documentation claim;

•	fees totaling $360,000 for technical advice and training by Artann personnel; and

•	769,231 shares of our common stock as a milestone payment upon submission of the 510(k) application.

A future payment of $750,000 is to be made under the Artann Development Agreement upon FDA clearance that allows the ProUroScan System to be commercially sold in the United States.

The Artann License Agreement and the Artann Development Agreement each became effective on December 23, 2008. Under the Artann License Agreement, we have a 30-day cure period from the date of receipt of written notice from Artann of a breach of our payment obligations under either the Artann License Agreement or Artann Development Agreement. If we do not cure a breach of our payment obligations by the end of the 30-day cure period, the licenses granted under the Artann License Agreement will terminate. If we have not cured such payment breach within five days of receipt of the Artann notice, the exclusive licenses convert to non-exclusive licenses; however, neither party may sub-license or grant additional licenses for a period of 60 days after receipt of such notice.  Under the Artann Development Agreement, we have a 60-day cure period from the date of receipt of written notice from Artann of a breach of any material obligation, representation, warranty or covenant thereof.  Subject to earlier termination due to breach, bankruptcy and certain other events, the Artann License Agreement will terminate upon expiration of all royalty obligations, and the Artann Development Agreement will terminate on its third anniversary, subject to renewal for additional one year terms upon mutual agreement of us and Artann.

Planned Development of the ProUroScan System

We believe that the ProUroScan System’s existing technology provides a platform on which to develop multiple future generation systems. Once FDA clearance is obtained for a basic imaging and documentation claim, the 510(k) will be transferred to us from Artann.  In the future, we intend to work with Artann to develop more enhanced labeling claims and product features. Future generation systems will require us to obtain regulatory approval or clearance for use of the ProUroScan System for additional prostate related indications and file additional submissions with the FDA to obtain expanded labeling claims. Such regulatory clearances or approvals may require us to perform additional clinical studies. Future generations of the ProUroScan System may also require us to secure rights to additional intellectual property.

Active Surveillance

We believe that one of the more valuable future applications for the ProUroScan System, assuming we obtain any necessary FDA clearance or approval, will be to allow physicians to monitor changes in the prostate over time. The ProUroScan System is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of abnormalities within the prostate. The ProUroScan System creates a digital record of the exam that can be stored and used for comparison to subsequent exams. We believe its ability to digitally store not only the scan results but all of the individual pressure readings taken during the course of the procedure should facilitate a quantitative analysis of the progression of the disease over time. By comparing the data taken in a baseline examination to subsequent examinations during the course of active surveillance, we believe the urologist will gain valuable information about changes in the patient’s condition that can influence their decision to pursue additional treatment or continue surveillance. We believe that this expanded use of the ProUroScan System will provide consistent imaging over time as compared to variations resulting from differences in technique and experience of clinicians performing DREs. We believe this will enable physicians to compare and contrast the patient’s results from exam to exam, and to get second opinions on the patient’s status in regards to the diagnosis without an additional office visit. We believe that comparisons of multiple scans over time will also enable physicians to make longitudinal assessments of the patient’s disease.

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

Guiding Biopsy

We believe that use of three-dimensional imaging may facilitate guiding biopsy needles to specific areas in the prostate where there are suspicious lesions. Having this capability increases the likelihood of finding cancerous tissue while also potentially minimizing the number of biopsies that are taken on an individual patient. According to Oregon Health and Science University, approximately one million prostate biopsies are performed each year in the United States, but only 25 percent of biopsy procedures performed detect the presence of cancer and another 25 percent are given a false negative, meaning that no cancer is detected even when later it is found that a patient does have cancer.

Screening Device

The first step in identifying men with prostate disease is usually an initial examination by the patient’s general or family physician.  As previously mentioned, this is usually done beginning at age 50 during the patient’s annual physical examination.  There are many deficiencies of existing screening tools (see “Limitations of Current Prostate Cancer Screening and Diagnosis,” above).  We see a major market need to be able to make this process more objective and less prone to error because of the vagaries of the techniques used by physicians performing the exam.

We believe that our current mechanical imaging technology platform will enable us to develop a screening test that can be performed using a simple disposable rectal probe.  The test would be conducted in a manner similar to our existing ProUroScan System but employing a simplified prostate assessment technique.  The system would collect data and compare the hardest and softest tissue that is found.   The ratio between the measured elasticity of the hardest and the softest tissue sampled, or “elasticity contrast,” would be a significant indicator of the presence or absence of an abnormality requiring further evaluation.

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

Manufacturing

We have contracted with Logic (Minneapolis, MN), a contract engineering and manufacturing firm that is Quality Systems Regulation (“QSR”) compliant, to initiate production on the first commercial ProUroScan Systems. The QSR requires manufacturers, including certain third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process.  In January 2011, Logic successfully completed pre-production manufacturing of three ProUroScan Systems.

Because of the unique nature of the two major proprietary components of the ProUroScan System, it is likely that one or more additional third-party manufacturers will be chosen to assemble the certain components or sub-assemblies. Our goal is to reduce the cost of producing systems over the first two years, taking advantage of manufacturing scale and purchasing discounts, as well as engineering changes designed to eliminate components and reduce component costs.

Competition

Although we expect competition to intensify in the prostate imaging and prostate disease detection market, we are not aware of any competitive product currently being sold based on the same technology platform with comparable real-time color images or other product features that the ProUroScan System provides. In addition, we do not expect to market the ProUroScan System as a general screening tool, and therefore will not be positioning the system to compete directly with currently available screening tests, including the DRE and PSA tests. The ProUroScan System will be positioned as an “adjunctive” tool following an abnormal DRE to create an image and document abnormalities of the prostate detected by a DRE.

A majority of the innovation occurring in the prostate disease market can be grouped into two categories, improvements in current blood tests and modification of Magnetic Resonance Imaging (“MRI”) technology.  In the first case, it is likely that improvements in the measurement of antigens or other substance in the blood will result in high sensitivity and specificity for the detection of prostate cancer.  These types of tests are often defined as “derived tests,” meaning that the result is derived by the detection of a factor presumed to be associated with the presence of prostate cancer.  However, these tests do not tell the physician or patient where the lesion or abnormality is, how big it is or how close it is to the wall of the prostate gland.  Better screening tests may prove to be a positive driver in the market for our technology rather than competitive, as more patients may be identified who could benefit from the type of objective documentation the ProUroScan can provide.

One such test that uses inferred data to identify prostate cancer, yet to be approved in the United States, is the PCA3 Marker (the “PCA3”). The PCA3 is a non-coding ribonucleic acid (“RNA”) believed to be a more accurate marker of prostate cancer than currently used diagnostics tests. The PCA3 marker was licensed in 2000 by DiagnoCure Inc. of Quebec, Canada. In 2003, DiagnoCure granted a worldwide license to Gen-Probe, based in San Diego, CA, for the development and licensing of a second generation PCA3-based test using their proprietary platform. In 2006, Gen-Probe made the test available in analyte specific reagent format to U.S. laboratories and launched a full CE-marked PCA3 test in Europe. Although this test has not been approved in the United States, it potentially represents a significant advance in the development of more sophisticated and sensitive detection methods for identifying early stage prostate cancer. Gene fusion is another discovery that may lead to a test that potentially will be used to diagnose prostate cancer more accurately than current tests as well as predict prognosis. Gen-Probe has licensed this technology as well.

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

Tests using MRI technology have the potential for defining where lesions or abnormalities exist but have a significant disadvantage in that the underlying technology used to perform these tests is very expensive and access to MRI technology for this type of application is limited.  The current approaches also require the use of other components like liquid nitrogen making the overall test significantly more complicated.  Aside from MRI and other large-scale imaging modalities such as computed tomography and nuclear medicine, which due to their cost and limited availability will not be direct competitors of the ProUroScan System, the only imaging system in common use for prostates is the transrectal ultrasound (“TRUS”). TRUS is employed by urologists following the referral of a patient that has had a positive result from a DRE or PSA test, primarily to guide the placement of prostate biopsy needles. We believe that the ProUroScan System will be easier to operate and require less training than TRUS.  We also believe it will be less costly to acquire and maintain in a traditional medical office setting.

Subject to FDA clearance or approval, we believe that future uses of the ProUroScan System will include providing a permanent record of the prostate that can be used to identify changes over time. Nevertheless, technology is rapidly changing in the prostate imaging and the prostate disease diagnostic market, and other technology could come to market potentially displacing the ProUroScan System.

Government Regulation

The ProUroScan System is subject to the FDCA as implemented and enforced by the FDA and by comparable agencies in various states and various foreign countries. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our third-party manufacturers and suppliers perform or will perform:

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

The FDA has broad post-market and regulatory enforcement powers. Our facilities and the manufacturing facilities of our subcontractors will be subject to unannounced inspections by the FDA to determine our level of compliance with the QSR and other regulations. Failure by us or by our third-party manufacturers and suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	warning letters or untitled letters;

•	fines, injunctions and civil penalties;

•	withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall or seizure;

•	orders for physician notification or device repair, replacement or refund;

•	interruption of production;

•	operating restrictions, partial suspension or total shutdown of production or clinical trials;

•	criminal prosecution.

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

In addition to creating the two new federal healthcare crimes, regulations implementing HIPAA also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Although we are not a covered entity and therefore not directly subject to these standards, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards, particularly because we expect that the ProUroScan System will store patient information and scan results. The government intended this legislation to reduce administrative expenses and burdens for the healthcare industry; however, our compliance with certain provisions of these standards entails significant costs for us.

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

Our executive offices are located at 6440 Flying Cloud Drive, Suite 101, Eden Prairie, Minnesota 55344. Our telephone number is (952) 476-9093, and our Internet site is www.prourocare.com.  The information contained in our Internet site is not a part of this annual report.

Employees

We currently have two full-time employees, and to date have conducted much of our research and development, market research, clinical and regulatory function, and other business operations through the use of a variety of consultants and medical-device development contractors. We have found that using consultants and contractors to perform these functions during our development stage has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted.  Upon receipt of FDA clearance of the ProUroScan System, we anticipate hiring employees in the areas of marketing, sales and sales training, quality assurance, engineering, software development and administration.  Some or all of these functions may be performed by contracted individuals or consultants as management deems most effective. We are conducting our research and development activities related to our acquired technologies and proposed products on a contract basis with Artann and Logic.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis if at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, if at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Risks Related to our Financial Condition and Capital Requirements

We are a development stage company with limited operating history and our business plan has not yet been fully tested. We anticipate incurring future losses and may continue incurring losses after our products are completed, regulatory clearance or approval is secured and our products are introduced and accepted in the United States and worldwide markets.

We are a development stage company. We have just begun to produce pre-commercial systems and have yet to sell any products associated with the proprietary urology-based imaging technologies that we intend to market. We have no prior operating history from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. As of December 31, 2010, we have generated no revenue and have recorded losses since inception of approximately $33.9 million. There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability. We anticipate that we will incur losses in the near future.

We have a history of operating losses and have received a “going-concern” qualification from our independent registered public accounting firm.

We have incurred operating losses and negative cash flows from operations since inception. As of December 31, 2010, we had an accumulated deficit of approximately $33.9 million. We have not yet generated any revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2010 indicating that such deficit accumulated during the development stage raises substantial doubt as to our ability to continue as a going concern. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage businesses and the competitive environment in which we will operate. Our ability to achieve profitability is dependent in large part on obtaining FDA clearance or approval for the ProUroScan System, implementing a “patient pay” sales model, achieving third-party coverage and reimbursement, establishing distribution channels, forming relationships with third-party manufacturers and gaining market acceptance of the ProUroScan System. There can be no assurance that the Company will successfully market the ProUroScan System or operate profitably.

We will need additional financing, and any such financing will likely be dilutive to our existing shareholders.

We will need additional financing to fund operations while we ramp up production of the ProUroScan System and begin to enter the market.  We will also need funding to pay, for example, the $750,000 payment due to Artann upon achieving the FDA market clearance milestone.  If we fail to secure a distribution partner on terms acceptable to us, or at all, we could be required to undertake distribution activity at our expense, which could significantly increase our capital requirements and may delay the commercialization of our products.

As of December 31, 2010, we had approximately $419,000 of cash on hand.  In addition, on that date we had 3,590,894 currently redeemable warrants outstanding.  These warrants have an exercise price of $1.30 per share.  Upon our exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to approximately $4.7 million depending on the number of shares actually exercised. We may call these warrants in 2011 to meet our financing needs outlined above.  In addition, we will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $3.7 million depending on the number of shares actually exercised pursuant to such redemption.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemption were made.

On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”).  Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share.  Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six tranches.  At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50 percent of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share below which the parties are not obligated to close.

We plan to identify a distribution partner during 2011 to help market our products.  We expect such a distribution partner may provide financial support in the form of licensing fees, loans, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support.  There can be no assurance that a distribution partner can be successfully identified and engaged during 2011, if at all.

In addition to these actions, we may pursue additional public or private funding in 2011 and 2012 to finance additional product development and operations pursuant to a commercial market launch.  The amounts of such additional funding will depend, in part, upon the amount of funding we receive from exercise of the outstanding warrants and the amount of support we receive from a corporate partner.  The funding may be in the form of convertible debt, equity securities, private debt or debt guarantees for which stock-based consideration is paid, a public offering of our securities or a combination of these.  If any of these funding events should occur, existing shareholders will likely experience dilution in their ownership interest.

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

Our assets are pledged to secure $900,000 of senior bank notes and $400,000 of notes issued to an investor and a bank and, as a result, are not available to secure other senior debt financing. Upon the occurrence of an event of default, the bank’s security interests in our assets will be assigned to guarantors of the bank notes and the holders of such $400,000 of promissory notes.

Our $900,000 senior debt financing through Crown Bank, Minneapolis, Minnesota, has required us to pledge all of our assets and certain licenses, as well as to provide personal guarantees of certain shareholders. In addition, we have issued a total of $400,000 of promissory notes to an individual investor and a bank that have subordinated interests in all of our assets and certain licenses.  Due to such security interests, we will not be in a position in the future to pledge our assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis. It may be difficult for us to obtain significant additional debt financing on an unsecured basis.

Moreover, under the terms and conditions of the Crown Bank facility and our agreement with the facility’s guarantors, in the event of any default by us with our senior lender that causes the personal guarantees to be called and honored, all of the bank’s security interests in our assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. In addition, the holders and guarantor of $400,000 of promissory notes have a subordinated security interest in our assets in the event of a default under the note. Thus, our common shareholders, and any existing and future investors in our common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

There is no assurance that we will be able to close on $2.250 million of committed funding from Seaside

Under the terms of our September 28, 2010 SPA with Seaside, the remaining $2.250 million of funding is to be provided in six tranches:

-$750,000 within 30 days following FDA clearance of the Company’s ProUroScan System,

-$1.5 million provided in five subsequent closings of $300,000 in 30-day increments following the previous closing.

At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50 percent of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share below which the parties are not obligated to close.  There can be no assurance that our stock’s VWASP will be above the $2.50 floor at the time of the future closings.  In addition, The SPA provides that Seaside will purchase only the number of shares that will cause its beneficial ownership to remain below 9.9% of the Company’s outstanding shares.  After the first closing, Seaside now holds approximately 8.8% of our outstanding stock.  Although Seaside has indicated their willingness to propose an alternative investment vehicle to provide the financing in the event that a subsequent closing would otherwise cause Seaside to exceed this ownership level, as they have in other transactions, there can be no assurance that such an alternative investment vehicle will be available or acceptable to us.

Risks Associated with Development and Commercialization of Our ProUroScan System

There is no guarantee that the FDA will grant timely market clearance of the ProUroScan System, if at all, and failure to obtain such timely clearance would adversely affect our ability to market that product in the United States.

Our goal is to have the ProUroScan System regulated by the FDA as a Class II device.  A Class II classification is designed for low risk devices in which sufficient information exists to establish general and specific controls that provide reasonable assurance of safety and effectiveness.  In November 2009, Artann filed a 510(k) application for market clearance.  In a 510(k) application, applicants must demonstrate that the proposed device is substantially equivalent to an existing approved product, or “predicate device.”  If a product employs new or novel technology such that no predicate device exists, the FDA will so notify the applicant and automatically classify the device as a Class III device under regulatory statute.  The applicant may then request that a risk-based classification determination be made for the device under Section 513(f)(2) of the Food, Drug and Cosmetic Act (the “FDCA”).  This process is also known as a “de novo” or “risk based” classification.

In April 2010, the FDA determined that a predicate device did not exist for the ProUroScan System.  In response, on May 21, 2010 Artann submitted a request for FDA clearance under the de novo protocol as required by the Section 513(f)(2) guidance document.  This request asked the FDA to define mechanical imaging systems as devices that are intended to produce an elasticity image of the prostate as an aid in documenting abnormalities of the prostate that are initially identified by digital rectal examination and to be used by physicians as a documentation tool.

The review of the de novo submission has experienced delays attributed to staffing limitations and workload prioritization within the FDA.  In addition, recent, widely-publicized events concerning the safety of certain drug, food and medical device products have raised concerns among members of Congress, medical professionals, and the public regarding the FDA’s handling of these events and its perceived lack of oversight over regulated products. The increased attention to safety and oversight issues could result in a more cautious approach by the FDA to clearances and approvals for devices such as ours.

There is no guarantee that the FDA will grant market clearance or designate the ProUroScan System as a Class II device in a timely manner, if at all.  Even if FDA clearance is received, Artann may encounter significant delays in receiving such clearance.  If unexpected clearance delays occur, it could have a material adverse effect on our business, requiring additional financing or potential discontinuance of our operations.

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

Even if successfully developed, the ProUroScan System and our future products will be competing against other imaging and diagnostic products in the medical device marketplace, including those developed in the future that may render the ProUroScan System obsolete. The digital rectal examination (“DRE”), in combination with a Prostate Specific Antigen (“PSA”) test, is part of today’s “standard of care” to evaluate patients over the age of 50 for prostate cancer or other ailments relating to the prostate. In addition, other modalities that can be used for diagnostic imaging include transrectal ultrasound, magnetic resonance imaging, computed tomography and nuclear medicine. Therefore, there can be no assurance that physicians, providers, patients, third-party payors or the medical device market, in general, will accept our products.

Our reliance upon Artann to obtain regulatory clearance of the ProUroScan System could result in delays.

The ProUroScan System is subject to regulation by the FDA and by comparable agencies in various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome. Under the terms of its contract with us, Artann is responsible for submitting and obtaining initial FDA regulatory clearance for the ProUroScan System.  Once cleared and upon ProUroCare’s first commercial sale of a ProUroScan System, Artann will transfer the clearance to ProUroCare.

Our reliance on Artann to obtain regulatory clearance of the ProUroScan System means that we do not have sole control of the timing and content of FDA submissions and interactions.  If Artann fails to obtain market clearance of the ProUroScan System, or if Artann encounters significant delays in receiving such clearance, it could have a material adverse effect on our business, requiring additional financing or potential discontinuance of our operations.

We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our future products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We do not intend to establish any of our own manufacturing facilities for the ProUroScan System or any of our future products. Instead, we intend to retain QSR-compliant and FDA-registered contract manufacturers. We may also have to rely on a sole supplier for certain critical components of our ProUroScan System. There can be no assurance that such manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we could suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of our products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business.

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

In the future, we may seek to obtain additional indications for use of the ProUroScan System beyond the basic imaging and documentation claim, as well as clearance and approval of new products. Some of these expanded claims and future products may require FDA clearance of a 510(k). Other claims and future products may require FDA approval of a PMA. Moreover, some of our future products and the additional claims on the ProUroScan System we may seek may require clinical trials to support regulatory approval, and we may not successfully complete these clinical trials. The FDA may not approve or clear these future products, or future generations of the ProUroScan System for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA approval of new products. Failure to receive clearance or approval for additional claims for the ProUroScan System, or for our future products, would have an adverse effect on our ability to expand our business.

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

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depend on many factors, including: the size of the patient population; the number of patients to be enrolled; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites; and the patients’ ability to meet the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

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

To be successful, the ProUroScan System will need to be manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no manufacturing experience. We have identified a third-party manufacturer to produce commercial units of the ProUroScan System for distribution after 510(k) clearance or PMA approval is obtained. This third-party manufacturer is in the process of developing and optimizing the manufacturing process to produce commercial ProUroScan Systems. If device design changes are required to implement an efficient manufacturing process, these design changes will need to be evaluated and implemented in accordance with applicable Quality Systems Regulation (“QSR”) requirements. If we implement design changes after the FDA has cleared the ProUroScan System, we will need to assess whether those design changes could significantly affect the safety or effectiveness of the device, and require the submission and clearance of a new 510(k), or even require the submission of a PMA. If we determine that these modifications require a new 510(k) clearance or PMA approval, we may not be able to obtain this additional clearance in a timely manner, or at all. In general, obtaining additional clearances can be a time consuming process, and delays in obtaining required future clearances would adversely affect our ability to market the ProUroScan System in a timely manner, which in turn would harm our potential for future growth.

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

Artann initially intends to seek clearance of the ProUroScan System from the FDA as a device that is intended to produce an image to aid in documenting abnormalities initially identified by digital rectal examination (“DRE”). We believe that seeking clearance for this prostate indication is the most applicable definition for how physicians will use the device in clinical practice.  Once clearance is obtained the ProUroScan System approval status will be transferred to us from Artann, allowing us to begin active commercialization.  Other applications of this technology in the prostate will require additional regulatory submissions and clearances.  Some of these clearances may require submission of a PMA and significantly larger or more costly clinical studies.  Unless and until we receive regulatory clearance or approval for use of the ProUroScan System in these applications, use of the ProUroScan System for other than basic imaging and documentation will be considered off-label use.  Under the FDCA and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Due to these legal constraints, our sales and marketing efforts will focus only on the general technical attributes and benefits of the ProUroScan System and the FDA cleared indications for use.

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

The Food and Drug Administration Amendments Act of 2007 (the “FDA Amendments Act”) requires, among other things, that the FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly. In addition, the FDA Amendments Act will require us to, among other things, comply with clinical trial registration requirements once our clinical trials are initiated.

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

Medicare only covers and pays for items and services that are reasonable or necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member. This means that Medicare does not usually cover and pay for preventative services, including routine screening tests for patients who do not present with any signs or symptoms of disease.  We anticipate that the first generation of the ProUroScan System will be used to image the prostate and to maintain historical records for future tracking for men who have an abnormal DRE. Thus, providers who perform prostate imaging using the first generation ProUroScan System likely will seek Medicare coverage and payment as a detection test, rather than a screening test.  Even as a detection test, however, CMS or its contractors could determine that procedures using the ProUroScan System are not medically necessary and therefore decide not to cover them.

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

A critical component of our sales and marketing efforts is the training of a sufficient number of physicians and other medical staff to properly use the ProUroScan System. We rely on physicians and other medical staff to devote adequate time to learn to use our products. Ensuring that physicians and other medical staff will dedicate the time and energy for adequate training in the use of our system may be challenging, and we cannot guarantee that this will occur. If physicians and other medical staff are not properly trained, they may misuse or ineffectively use our products. Insufficient training may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

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

We materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities. Specifically, we issued 769,231 shares of our common stock to Artann on March 15, 2010 related to the FDA 510(k) filing milestone. We expect that certain other consultants and contractors will also accept payment of a portion of their compensation in the form of our equity securities. Any such issuances would be dilutive to shareholders.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Moreover, if we do not comply with the requirements of Section 404, or if we identify deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

We are highly dependent on the services provided by certain key personnel.

We are highly dependent upon the services of our executive officers, Richard Carlson and Richard Thon. We have not obtained “key-man” life insurance policies insuring the lives of either of these persons. We also do not have employment agreements with either of these persons.  If the services of either of these persons become unavailable to us, for any reason, our business could be adversely affected.

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

As of December 31, 2010, the Company had generated net operating loss carryforwards of approximately $8.2 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering.  The Company’s use of its net operating loss carryforwards of approximately $5.3 million and built-in loss incurred prior to the closing of the 2009 public offering will be limited as a result of this change; however, the amount of limitation will not be known until a full Section 382 study can be completed.

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

Risks Associated with Our Intellectual Property

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

Risks Associated with Ownership of Our Securities

We do not meet the criteria to list our securities on an exchange such as The NASDAQ Capital Market and our common stock is illiquid and may be difficult to sell.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”). Generally, securities that are quoted on the OTCBB lack liquidity and analyst coverage. This may result in lower prices for our common stock than might otherwise be obtained if we met the criteria to list our securities on a larger or more established exchange, such as The NASDAQ Capital Market and could also result in a larger spread between the bid and asked prices for our common stock.

In addition, there has been only limited trading activity in our common stock. The relatively small trading volume will likely make it difficult for our stockholders to sell their common stock as, and when, they choose. As a result, investors may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

Because our stock is deemed a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The penny stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny stock transactions. As a result, there is generally less trading in penny stocks and you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate. Under applicable regulations, our common stock will generally remain a penny stock until such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (that is, total assets less intangible assets and liabilities) in excess of $5,000,000, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the thresholds in the foreseeable future.

Our outstanding options and warrants may have an adverse effect on the market price of our common stock and increase the difficulty of effecting a future business combination.

At December 31, 2010, we had outstanding options and warrants to purchase 9,042,641 shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise of these warrants and options could make us a less attractive acquisition target in the eyes of a prospective business partner. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to resell common stock when they want or at a price they find attractive.

We expect that the market price of our common stock will fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in interest rates and other general economic conditions;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, litigation, regulatory changes and other issues in our industry;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	relatively low trading volume.

There is no assurance that our 2010 Replacement Warrants will be quoted on the Pink Sheets or the OTCBB, and they may be illiquid and difficult to sell.

The replacement warrants (the “2010 Replacement Warrants”) issued pursuant to our tender offer that closed on August 2, 2010 (the 2010 Warrant Tender Offer”) are not currently quoted on the Pink Sheets or the OTCBB, and there is no assurance that they will be quoted in the future.  If the 2010 Replacement Warrants are not quoted on the Pink Sheets or the OTCBB, it will likely be difficult for our warrant holders to sell their 2010 Replacement Warrants.

In addition, generally, securities that are quoted on the Pink Sheets lack liquidity and analyst coverage. This may result in lower prices for the 2010 Replacement Warrants than might otherwise be obtained if we met the criteria to list them on a larger or more established exchange, such as The NASDAQ Capital Market and could also result in a larger spread between the bid and asked prices for such warrants.

In addition, there has been only limited trading activity in the 2009 Replacement Warrants. It is likely that there will be relatively small trading volume in the 2010 Replacement Warrants, if they are quoted, and this will likely make it difficult for our stockholders to sell their 2010 Replacement Warrants as, and when, they choose. As a result, investors may not always be able to resell such warrants publicly at the time and prices that they feel are fair or appropriate.

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

ITEM 4:  (RESERVED)

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Price Range of Common Stock

We currently have four equity securities that are quoted on the OTC Bulletin Board (the “OTCBB”) or the Pink Sheets: common stock, Units, and two warrant issues.  Our common stock is quoted under the symbol “PUMD” on the OTCBB.  The Units, consisting of one share of common stock and one five-year warrant to purchase a share of common stock at $1.30 per share, are quoted under the symbol “PUMDU” on the Pink Sheets.  Upon their separation from the Units, the Public Warrants are separately quoted under the symbol “PUMDW” (the “Public Warrants”) on the Pink Sheets.  Finally, the 2009 Replacement Warrants are quoted under the symbol “PUMWW” on the Pink Sheets.  The 2010 Replacement Warrants are not quoted on the OTCBB or Pink Sheets.

The following table lists the high and low bid information for our common stock as quoted on the OTCBB, by quarter from January 1, 2009 through December 31, 2010.  Our common stock began trading in December 2003.  On February 10, 2011, the last reported sale price of our common stock was $1.10.  No active market exits for our Units, Public Warrants, 2009 Replacement Warrants and 2010 Replacement Warrants.

	High	Low
2009
First Quarter	$1.21	$0.20
Second Quarter	$0.70	$0.50
Third Quarter	$1.45	$0.55
Fourth Quarter	$4.00	$1.10
2010
First Quarter	$2.85	$1.90
Second Quarter	$2.10	$0.95
Third Quarter	$1.70	$0.95
Fourth Quarter	$1.40	$0.75

The quotations listed above reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. As of December 31, 2010, there were approximately 143 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On October 12, 2010, we issued 10,917 shares of our common stock to our directors as payment for $17,250 of director’s fees, in lieu of cash.

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

In November 2009, a 510(k) application for market clearance was filed with the FDA that incorporated a basic documentation claim.  From that submission, the FDA determined that the ProUroScan System was not substantially equivalent (“NSE”) to a device currently being marketed.  Therefore, as required by Section 513(f)(2) of the FDCA, a submission was made on May 21, 2010 to request 510(k) clearance under the de novo process.  This request asked the FDA to define mechanical imaging systems as devices that are intended to produce an elasticity image of the prostate as an aid in documenting abnormalities of the prostate that are initially identified by digital rectal examination and to be used by physicians as a documentation tool.

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

We expect to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market.  We are actively engaged in discussions with several such companies and intend to identify the final marketing partner in 2011.  As we move into production and begin marketing our products, we expect to add internal resources in the areas of sales and marketing, engineering and quality control.

During this pre-revenue stage, in addition to work performed by Artann, we have conducted our development and clinical activities primarily through the use of contracted resources that specialize in developing regulatory strategies, managing the clinical trial process and counseling on FDA matters.  We have found that using consultants and contractors to perform these functions during our development stage has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted.  For manufacturing, we have identified a highly qualified company, Logic (Minneapolis, MN), to produce the first commercial ProUroScan Systems.  Logic has recently completed the production of three pre-commercial systems to establish and validate the manufacturing process.

An important initiative for 2011 will be to produce additional pre-commercial ProUroScan Systems and place them in the facilities of physicians on our physician advisory council following FDA clearance.  We believe that the insights gained from the participation of these influential physicians will prove invaluable to our success.  We have identified the key opinion leaders who will expand our base of clinical reference while evaluating physician training and in-service programs.

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

Results of Operations

The following presents an analysis of the Company’s financial results for the years ended December 31, 2010 and 2009.

Net Loss

Our net loss for 2010 decreased 13 percent to $6,019,000 compared to $6,944,000 for 2009.  Operating expenses comprised of research and development expenses and general and administrative expenses, as described below, decreased by 47 percent to $2,113,000 in 2010 compared to $3,951,000 in 2009.  Interest and other expense increased 31 percent to $3,911,000 in 2010 from $2,994,000 in 2009.

Research and Development Expense

Research and development expense for  2010 decreased 90 percent to $235,000 compared to $2,240,000 for  2009.  The high expense level in 2009 related to work done by Artann and others leading to the FDA 510k application in November of that year, and milestone payments under the Artann contracts.  The FDA 510(k) application triggered a cash milestone payment of $250,000, and an accrual of the issuance of 769,231 shares of common stock valued on the submission date at approximately $1,565,000.  In addition, we expensed $235,000 for development work by Artann.  During 2009 we also incurred approximately $137,000 of regulatory and clinical consulting fees and contracted engineering fees of approximately $34,000.  In 2010, our clinical and regulatory work decreased substantially as we waited for FDA review of the 510k submission.  Our regulatory and clinical consulting fees declined to $41,000, and work performed under the Artann development agreement declined to $75,000.  Contracted engineering fees increased to approximately $65,000 in 2010, and $49,000 was expensed related to the cost of systems produced for clinical purposes.

General and Administrative Expense

General and administrative expenses for 2010 increased by 10 percent, or $167,000, to $1,878,000 compared to $1,711,000 for 2009.

Our only employees are our two executive officers.  Cash-based compensation expenses (salary, bonus, benefits and related payroll taxes) totaled $402,000 in 2010, including a total of approximately $38,000 paid to our officers to reimburse them for additional income taxes they incurred when significant amounts of their salary earned in 2006 and 2007 were deferred to 2008 and 2009.  In 2009, we incurred $359,000 of compensation expense, which included $40,000 of bonus expense. Stock options expense related to options granted to our directors, officers and consultants in 2010 were valued at $293,000 compared to $481,000 in 2009.

In 2010, we engaged consulting resources to help us establish contract manufacturing in Minneapolis and transfer know-how from Artann to the contract manufacturer, Logic.  The cost of the consulting resources used in this effort was approximately $312,000.

We incur costs related to being a public reporting company, including fees for securities attorneys and our independent registered public accounting firm, proxy services, transfer agent services, investor relations and directors and officer’s (“D&O”) insurance costs.  In 2010, we had fewer SEC registration statement filings and, in response to resource constraints resulting from the extended period of FDA 510k review, we reduced discretionary investor relations expenses.  Consequently, public company costs totaled $226,000 in 2010, representing a decrease of $99,000 compared to $325,000 incurred in 2009.  In addition, directors’ fees increased from $41,000 in 2009 to $81,000 in 2010, as the number of outside directors increased from three to five, and we implemented a new director compensation program.  The directors elected to take all of their 2010 compensation in the form of Company common stock.

We increased our spending on patent related legal work from $62,000 in 2009 to $107,000 in 2010 as we continue to maintain and strengthen our current patent portfolio, both domestic and foreign, and expand our intellectual property rights related to our current technology platform.

Interest and Other Expense

Interest expense for 2010 was $1,368,000, an increase of $147,000, or 12 percent, compared to $1,221,000 in 2009.  Our interest expense consists of the interest charged by lenders on amounts we have borrowed plus the cost of stock-based consideration we provided to lenders and loan guarantors, including related parties.  Interest charged by lenders totaled $98,000 in 2010, a 49 percent reduction from $193,000 in 2009 following a reduction in interest bearing loans outstanding.  Additional interest expense in 2010 resulted from the recording of the Black-Scholes pricing model valuation of warrants issued as interest pursuant to our June 11, 2010 private placement of $885,000 debt.  Under the debt terms, a total of 680,770 warrants valued at $1,028,000 were issued on July 11, 2010.  See “Liquidity and Capital Resources- Recent Financing Activity” below for a more complete description of the debt and warrants.

The cost of consideration provided to lenders and loan guarantors in the form of stock, warrants or beneficial conversion features of convertible debt, is generally recorded as original issue discount and amortized over the term of the associated debt.  The amortized cost is recorded either as interest or debt extinguishment expense, according to the specifics of each transaction. Debt extinguishment expense is incurred when the cost to refinance existing loans, including changes in interest rates and the cost of consideration provided to lenders and loan guarantors, in the form of stock, warrants or beneficial conversion features of convertible debt, is significant enough that we deem it to be a retirement of existing debt and creation of a new loan.  In 2010, $242,000 of such consideration was amortized as interest, a decrease of $787,000, or 76 percent from the $1,028,000 recorded in 2009.  Consideration amortized as debt extinguishment expense for 2010 was $302,000, a decrease of $114,000, or 27 percent, compared to $416,000 in 2009.  Additional debt extinguishment expense was recognized upon the conversion of a $600,000 loan from an individual investor and $97,546 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of Company’s common stock.  We recognized debt extinguishment expense of $870,981 in this conversion, representing the excess fair value of the securities issued over the carrying value of the debt and interest at the time of the conversion.

Pursuant to our 2010 Warrant Tender Offering that closed in August 2010 (see “Liquidity and Capital Resources- Recent Financing Activity,” below), we issued 1,007,529 2010 Replacement Warrants.  The $1,370,000 fair market value of the 2010 Replacement Warrants, determined using the Black-Scholes pricing model, was expensed as an incentive for early warrant exercise in 2010.  Pursuant to our 2009 Warrant Tender Offering that closed in November 2009, we issued 1,244,829 2009 Replacement Warrants.  The $1,357,000 fair market value of the 2009 Replacement Warrants, determined using the Black-Scholes pricing model, was expensed as an incentive for early warrant exercise in 2009.

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

Recent Financing Activity

On June 11, 2010, we closed on the sale of $885,000 of unsecured promissory notes (the “June 2010 Notes”) in a private placement.  During the first 30 days of the June 2010 Notes’ terms, 10,000 warrants were accrued as interest for each $13,000 of original principal amount outstanding.  The warrants have an exercise price of $1.30 per share, a three-year term and are immediately exercisable.  The Company may elect to redeem the warrants at any time after the last sales price of the Company’s common stock equals or exceeds $4.00 for 10 consecutive trading days.  Following the initial 30 days of the June 2010 Notes’ terms, each June 2010 Note bore interest at a 6% annual rate, payable in cash at maturity.  Holders of $808,982 of the June 2010 Notes subsequently paid for their exercise of warrants in the 2010 Warrant Tender Offer by the cancellation of the notes.  On February 4, 2011 we repaid a $65,000 June 2010 Note and on February 11, 2011, we refinanced the remaining $11,018 June 2010 Note.

On June 28, 2010, we renewed a total of $1.0 million of our $1.2 million secured debt with Crown Bank, and on July 6, 2010 we repaid the remaining $200,000.  $100,000 of the remaining $1.0 million debt was repaid on October 6, 2010 and $900,000 is scheduled to mature on March 28, 2011.

On August 2, 2010, the Company closed a tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants (the “2010 Warrant Tender Offer”).  The Company offered to holders of the subject warrants the opportunity to exercise their existing warrants and receive, in addition to the shares of common stock purchased upon exercise, new, three-year replacement warrants.  The replacement warrants have an exercise price of $1.30 per share and will be redeemable at the Company’s discretion at any time after the last sales price of its common stock equals or exceeds $4.00 for ten consecutive trading days.  A total of approximately 1.0 million warrants were tendered by warrant holders and accepted by us.  Holders of approximately 809,000 warrants paid for their warrant exercise by the cancellation of $1.1 million of amounts due them pursuant to promissory notes from ProUroCare.  Warrants to purchase approximately 192,000 shares of common stock were exercised for cash, resulting in gross proceeds to the Company of approximately $258,000.

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

On January 14, 2011, the Company renewed its $100,025 promissory note with Central Bank.  The renewed note bears interest at the prime rate plus one percent, with a minimum rate of 6.0 percent and matures on January 17, 2012.  The renewed promissory note remains guaranteed by an individual guarantor, whose guaranty was collateralized by Company assets.   As consideration for providing the 2011 guaranty, the Company issued to the guarantor 6,667 shares of stock and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning July 17, 2011.

On February 8, 2011, the Company refinanced its $300,000 note payable with an individual lender.  The replacement note bears interest at 6.0 percent per year, matures on August 8, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share.  The company may prepay the note at any time with 30-days’ notice, during which time the lender may exercise his conversion rights under the terms of the convertible note.  The convertible note provides the lender with a subordinated security interest in the Company’s assets.

On February 10, 2011, the Company issued a $65,698 unsecured convertible promissory note to a service provider in settlement of a $65,698 payable.  The unsecured promissory note bears interest at 6.0 percent per year, matures on August 8, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share. The Company may prepay the note at any time with 30-days’ notice, during which time the holder may exercise its conversion rights under the terms of the convertible note.

Balance Sheet Changes

In addition to the financing activities detailed above, the following transactions resulted in material changes to our balance sheet during the year ended December 31, 2010:

On March 15, 2010, we issued 769,231 shares of common stock to Artann pursuant to a development agreement.  The $1,565,385 value of the shares had been recorded as an accrued development fee as of December 31, 2009.

On March 26, 2010, we converted a $600,000 loan from the Smith Trust and $97,546 of accrued interest thereon into 381,173 shares of our common stock and 381,173 warrants to purchase our common stock.  As a result, notes payable and accrued expenses were reduced accordingly.

Sources and Uses of Cash

Net cash used in operating activities was $2.2 million during the year ended December 31, 2010 compared to $3.1 million in 2009.  In addition to operating expenses, other uses of cash during the year ended December 31, 2010 included payments that reduced accounts payable by $233,000 and an $86,000 prepayment of the production of probe sensors to be used in future clinical work.  Cash used during the year ended December 31, 2009 included payments to Artann totaling $1.1 million for licensing fees and milestone achievements pursuant to our licensing and development agreements and payments of $205,000 to Artann for development work.

Net cash provided by financing activities was $1.6 million during the year ended December 31, 2010, resulting from the $885,000 proceeds of a private debt offering, $735,000 of net proceeds from the SPA equity offering and proceeds of $510,000 from the exercise of warrants by certain warrant holders, including the 2010 Warrant Tender Offer.  These financing sources were offset by $400,000 of bank debt repayments and $138,000 of offering costs.  Proceeds from the 2009 Public Offering less underwriter’s commissions and other payments for expenses of the offering were $2.3 million, while net proceeds from warrant exercises was $1.7 million.  In addition, we borrowed a total of $200,025 pursuant to two bank loans and $543,000 pursuant to two loans from investors.  Offsetting this was our retirement of a $400,000 bank debt in March 2009.

Cash Requirements

The timing for market launch of the ProUroScan System is dependent upon receipt of FDA market clearance and the time and resources required to scale-up manufacturing, quality assurance, sales and marketing activities.  Prior to receiving market clearance, we are conserving cash by incurring only expenses essential to obtain FDA clearance, to transfer and validate manufacturing processes and to prepare detailed commercialization scale-up plans.  Once FDA clearance is obtained, we will implement all phases of the commercialization plans as quickly as our available funding will allow.  We believe that it will take approximately four to five months to complete these activities and begin commercial sales depending primarily on funding availability.

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

 Our ability to achieve these goals is dependent upon the amount and timing of funding available to us both before and after FDA clearance is received.  Prior to receiving FDA clearance, we estimate that our cash needs will average less than $100,000 per month.  Following FDA clearance, as we scale up operations for our commercial launch, we expect our cash requirements to increase significantly.  We estimate that we will spend approximately $4.5 million during the nine months following FDA clearance to accomplish the goals outlined above.  In addition, we are required to make a cash payment of $750,000 pursuant to the terms of the Artann development agreement upon receipt of FDA regulatory clearance.  Our $900,000 secured promissory note with Crown Bank matures in March 2011.  This note is guaranteed by shareholders that have been instrumental in financing our funding needs over the past few years.  We anticipate we will be able to renew or refinance a significant portion of this note if required.

Current Financing Plans

Our near-term financing goal is to raise a sufficient amount of capital prior to receipt of FDA clearance of the ProUroScan System to fund existing operations and certain activities in preparation for market entry.  The amount of such financing we will require is dependent upon when FDA clearance is received.  Interim financing may be in the form of private loans, guaranteed bank loans, or private sales of our debt or equity securities.  Following FDA clearance, we expect to fund operations and market entry through the calling of currently redeemable warrants, follow-on financing arrangements pursuant to the Seaside SPA, potential support from a corporate distribution partner and potential further private sale or public offering of our debt or equity securities.

As of December 31, 2010, we had approximately $419,000 of cash on hand.  In addition, on that date we had 3,590,894 currently redeemable warrants outstanding.  These warrants have an exercise price of $1.30 per share.  Upon our exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to approximately $4.7 million depending on the number of shares actually exercised. We may call these warrants in 2011 to meet our financing needs outlined above.  In addition, we will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $3.7 million depending on the number of shares actually exercised pursuant to such redemption.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemption were made.

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

In addition to warrant exercises, the Seaside SPA and possible corporate partner funding, we will likely pursue additional funding in 2011 following FDA clearance to more aggressively scale up manufacturing and marketing activities associated with our market launch, accelerate development of a portable system and low cost sensors and expand clinical studies with our physician advisory council.  The additional funding may be from the issuance of equity securities, convertible debt, private debt or debt guarantees for which stock-based consideration is paid.  If any of these funding events occur, existing shareholders will likely experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock. The Company intends to negotiate with Crown Bank and loan guarantors and expects to refinance a majority of our $900,000 loan that is due on March 28, 2011.

If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearance of the ProUroScan System is delayed, we will be forced to delay U.S. commercialization activities.

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of December 31, 2010, we had an accumulated deficit of approximately $33.9 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ProUroCare Medical Inc.
Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of ProUroCare Medical Inc. (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProUroCare Medical Inc. as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 15, 2011

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash	$419,136	$1,000,874
Other current assets	136,437	58,200
Total current assets	555,573	1,059,074
Equipment and furniture, net	15,232	1,470
Debt issuance costs, net	4,400	27,383
	$575,205	$1,087,927
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$900,000	$1,300,000
Notes payable	24,902	624,865
Accounts payable	614,234	985,560
Accrued license and development fees	—	1,595,385
Accrued expenses	186,343	269,230
Total current liabilities	1,725,479	4,775,040

Commitments and contingencies (Note 8):
Long-term note payable, bank	100,025	100,025
Long-term note payable	376,018	300,000
Long-term note payable - related party	—	243,000
Total liabilities	2,201,522	5,418,065
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 15,777,883 and 11,326,283 shares on December 31, 2010 and 2009, respectively	158	113
Additional paid-in capital	32,272,782	23,549,626
Deficit accumulated during development stage	(33,899,257)	(27,879,877)
Total shareholders’ deficit	(1,626,317)	(4,330,138)
	$575,205	$1,087,927

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Year ended December 31, 2010	Year ended December 31, 2009	Period from August 17, 1999 (inception) to December 31, 2010
Operating expenses:
Research and development	$235,398	$2,239,590	$7,930,295
General and administrative	1,877,664	1,711,075	13,419,912
Total operating expenses	2,113,062	3,950,665	21,350,207
Operating loss	(2,113,062)	(3,950,665)	(21,350,207)
Incentive for early warrant exercise	(686,313)	(1,313,309)	(1,999,622)
Incentive for early warrant exercise - related parties	(683,926)	(43,555)	(727,481)
Interest income	4,609	158	23,062
Interest expense	(721,049)	(909,481)	(5,445,004)
Interest expense - related parties	(646,826)	(311,230)	(2,306,049)
Debt extinguishment expense	(887,092)	(68,162)	(1,385,373)
Debt extinguishment expense - related parties	(285,721)	(347,820)	(708,583)
Net loss	$(6,019,380)	$(6,944,064)	$(33,899,257)

Net loss per common share:
Basic and diluted	$(0.44)	$(0.73)	$(11.71)

Weighted average number of shares outstanding:
Basic and diluted	13,558,591	9,574,914	2,894,652

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance at inception, August 17, 1999
Net loss for the period from inception to December 31, 1999	—	$—	$—	$—	$—
Balance, December 31, 1999	—	—	—	—	—

Net loss for the year ended December 31, 2000	—	—	—	—	—
Balance, December 31, 2000	—	—	—	—	—

Issuance of common stock to founders at $33.33 per share on March 1, 2001	1.0	—	20	—	20
Cancellation of founders’ shares, March 6, 2001	(1.0)	—	(20)	—	(20)
Recapitalization and transfer of common stock to Clinical Network, Inc. July 6, 2001	300,000	3	(3)	—	—
Issuance of common stock to CS Medical Technologies, LLC as consideration for technology license agreement on July 6, 2001, valued at $1.58 per share	300,000	3	474,997	—	475,000
Net loss for the year ended December 31, 2001	—	—	—	(612,533)	(612,533)
Balance, December 31, 2001	600,000	6	474,994	(612,533)	(137,533)

Issuance of common stock valued at $4.29 per share to Profile LLC for technology license, January 14, 2002	400,000	4	1,713,596	—	1,713,600
Issuance of common stock at $23.33 per share for services rendered, November 14, 2002	4,421	—	103,166	—	103,166
Issuance of common stock for cash at $23.33 per share on November 22, 2002, net of costs of $193,386	45,335	1	— 864,418	—	864,419
Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2002	—	—	124,583	—	124,583
Options to purchase 6,000 shares issued to consultants for services rendered, valued at $4.60 per share, granted March 19, 2002; portion vested in 2002	—	—	18,400	—	18,400
Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2002	—	—	4,025	—	4,025
Warrant for 150 shares valued at $3.33 per share issued for services rendered, November 11, 2002	—	—	490	—	490
Net loss for the year ended December 31, 2002	—	—	—	(3,613,003)	(3,613,003)
Balance, December 31, 2002	1,049,756	11	3,303,672	(4,225,536)	(921,853)

Stock issued in lieu of cash for accounts payable, valued at $23.33 per share, February 25, 2003	545	—	12,705	—	12,705
Warrants for 19,286 shares valued at $3.00 per share, issued to bank line of credit guarantors, March 1, 2003	—	—	57,858	—	57,858
Warrant for 2,143 shares valued at $3.00 per share, issued to director as a bank line of credit guarantor, March 1, 2003	—	—	6,429	—	6,429
Warrant for 9,215 shares issued for services rendered, valued at $20.30 per share, June 30, 2003	—	—	187,060	—	187,060
Warrants for 22,501 shares valued at $3.60 per share, issued to bank line of credit guarantors, August 5, 2003	—	—	81,003	—	81,003
Warrant for 2,143 shares valued at $3.60 per share, issued to director as a bank line of credit guarantor, August 5, 2003	—	—	7,714	—	7,714
Warrants for 6,429 shares valued at $3.40 per share, issued to bank line of credit guarantors, September 11, 2003	—	—	21,858	—	21,858
Warrant for 11,789 shares valued at $3.50 per share, issued to bank line of credit guarantor, December 22, 2003	—	—	41,250	—	41,250

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)
Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2003	—	—	133,400	—	133,400
Options to purchase 6,000 shares issued to consultants for services rendered, valued at $4.60 per share, granted March 19, 2002; portion vested in 2003	—	—	6,900	—	6,900
Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2003	—	—	6,900	—	6,900
Net loss for the year ended December 31, 2003	—	—	—	(1,632,457)	(1,632,457)
Balance, December 31, 2003	1,050,301	11	3,866,749	(5,857,993)	(1,991,233)

Options to purchase 3,000 shares issued to a consultant valued at $6.70 per share, granted February 1, 2004, portion vested in 2004	—	—	10,100	—	10,100
Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2004	—	—	84,173	—	84,173
Repurchase of 90,000 shares pursuant to the exercise of dissenters' rights at time of merger, April 5, 2004 in connection with $750,000 note payable	(90,000)	(1)	(749,999)	—	(750,000)
Issuance of shares to shareholders of Global Internet Communications, Inc. pursuant to merger April 5, 2004	209,700	2	(2)	—	—
Issuance of common stock for cash at $20.00 per share during 2004, net of costs of $139,493	220,500	2	4,270,505	—	4,270,507
Cost associated with Global Internet Communications, Inc. reverse merger effective April 5, 2004	—	—	(162,556)	—	(162,556)
Effect of anti-dilution and price-protection provisions of warrants issued to loan guarantors in 2003, triggered by April 5, 2004 closing of private placement; shares subject to warrants increased by 37,501; exercise price reduced from $23.33 to $16.67 per share (see Note 14(g))	—	—	320,974	—	320,974
Issuance of common stock valued at $20.00 per share for accrued expenses in lieu of cash, May 21, 2004	3,861	—	77,225	—	77,225
Warrants for 10,000 shares issued for services rendered valued at $11.50 per share on July 19, 2004	—	—	114,914	—	114,914
Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2004	—	—	41,670	—	41,670
Issuance of common stock valued at $20.00 per share for accrued interest in lieu of cash, October 12, 2004	4,444	—	88,882	—	88,882
Warrants for 20,000 shares issued for services rendered valued at $8.30 per share on December 2, 2004	—	—	166,172	—	166,172
Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2004	—	—	82,452	—	82,452
Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2004	—	—	1,150	—	1,150
Net loss for the year ended December 31, 2004	—	—	—	(2,318,896)	(2,318,896)
Balance, December 31, 2004	1,398,806	14	8,212,409	(8,176,889)	35,534

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)

Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2005	—	—	5,734	—	5,734
Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2005	—	—	111,108	—	111,108
Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2005	—	—	100,008	—	100,008
Options to purchase 15,000 shares issued to officer valued at $16.20 per share, granted January 3, 2005; portion vested in 2005	—	—	74,256	—	74,256
Options to purchase 15,000 shares issued to officer valued at $6.70 per share, granted September 6, 2005; portion vested in 2005	—	—	6,625	—	6,625
Issuance of common stock for services rendered at $10.20 per share on May 13, 2005	5,000	—	51,000	—	51,000
Issuance of common stock for cash at $7.60 per share on June 15, 2005	6,579	—	50,001	—	50,001
Issuance of common stock for deferred offering costs at $7.10 per share on September 1, 2005	2,500	—	17,750	—	17,750
Issuance of common stock in lieu of cash for accrued expenses at $8.90 per share on December 31, 2005	4,541	—	40,418	—	40,418
Warrants for 2,500 shares valued at $6.30 per share, issued to bank loan guarantor, September 14, 2005	—	—	15,750	—	15,750
Warrants for 2,500 shares valued at $5.30 per share, issued in connection with notes payable on September 21, 2005	—	—	13,250	—	13,250
Warrants for 20,000 shares valued at $4.80 per share, issued to bank loan guarantors, October 19, 2005	—	—	106,000	—	106,000
Net loss for the year ended December 31, 2005	—	—	—	(2,028,056)	(2,028,056)
Balance, December 31, 2005	1,417,426	14	8,804,309	(10,204,945)	(1,400,622)

Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2006	—	—	101,008	—	101,008
Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2006	—	—	100,008	—	100,008
Options to purchase 15,000 shares issued to officer valued at $16.20 per share, granted January 3, 2005; portion vested in 2006	—	—	81,006	—	81,006
Options to purchase 15,000 shares issued to officer valued at $6.70 per share, granted September 6, 2005; portion vested in 2006	—	—	8,834	—	8,834
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2006	—	—	48,215	—	48,215

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2006	—	—	5,163	—	5,163
Original issue discount on convertible debt issued on February 16, 2006	—	—	400,000	—	400,000
Warrants for 5,000 shares valued at $4.60 per share, issued in connection with notes payable on January 25, 2006	—	—	23,000	—	23,000
Issuance of common stock for deferred offering costs at $9.10 per share on February 22, 2006	2,500	—	22,750	—	22,750
Original issue discount on convertible debt issued on February 29, 2006	—	—	333,334	—	333,334
Issuance of common stock for services rendered at $6.40 per share on April 21, 2006	7,000	—	44,800	—	44,800
Warrants for 3,750 shares valued at $6.80 per share, issued in connection with notes payable on June 1, 2006	—	—	25,500	—	25,500
Warrants for 375 shares valued at $5.40 per share, issued in connection with notes payable on July 21, 2006	—	—	2,025	—	2,025
Warrants for 500 shares valued at $4.60 per share, issued in connection with notes payable on August 30, 2006	—	—	2,300	—	2,300
Issuance of common stock for cash at $4.30 per share on September 7, 2006	11,628	—	50,000	—	50,000
Issuance of common stock for services rendered at $6.30 per share on September 8, 2006	1,415	—	8,938	—	8,938
Warrants for 5,000 shares valued at $4.50 per share, issued in connection with notes payable on November 30, 2006	—	—	22,500	—	22,500
Warrants for 5,171 shares valued at $5.40 per share, accrued for issuance in connection with a note payable as of December 31, 2006	—	—	27,922	—	27,922
Net loss for the year ended December 31, 2006	—	—	—	(2,959,853)	(2,959,853)
Balance, December 31, 2006	1,439,969	14	10,111,612	(13,164,798)	(3,053,172)

Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2007	—	—	16,811	—	16,811
Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2007	—	—	58,314	—	58,314
Warrants for 5,000 shares valued at $4.50 per share, issued in connection with debt extinguishment on January 3, 2007	—	—	22,500	—	22,500
Options to purchase 15,000 shares issued to officer valued at $16.20 per share, granted January 3, 2005; portion vested in 2007	—	—	81,007	—	81,007
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2007	—	—	33,245	—	33,245
Issuance of investment units consisting of common stock and warrants for 62,500 shares issued for cash at $4.00 per share on January 18, January 23, February 28 and May 1, 2007, net of costs of $52,388	125,000	2	447,610	—	447,612

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)
Options to purchase 20,000 shares issued to officer valued at $3.40 per share, granted February 1, 2007; portion vested in 2007	—	—	32,857	—	32,857
Warrants for 5,000 shares valued at $3.60 per share, issued in connection with debt extinguishment on February 1, 2007	—	—	18,000	—	18,000
Issuance of common stock in lieu of cash for a loan from a director at $4.10 per share on February 9, 2007	1,707	—	7,000	—	7,000
Modification of warrant term of warrant to purchase 30,000 shares pursuant to separation agreement of employee dated March 15, 2007, valued at $3.20 per share	—	—	96,000	—	96,000
Issuance of common stock in lieu of cash for accrued expenses at $4.00 per share on March 21, 2007	12,478	—	49,911	—	49,911
Warrants for 6,240 shares issued pursuant to amendment of convertible debt valued at $4.30 per share on March 21, 2007	—	—	26,829	—	26,829
Issuance of common stock for accounts payable $5.00 per share on April 2, 2007	4,141	—	20,704	—	20,704
Warrants for 20,000 shares issued for services rendered valued at $3.60 per share on April 16, 2007			72,000	—	72,000
Modification of option term to purchase 45,000 shares pursuant to separation agreement of officer dated May 11, 2007, valued at $2.30 per share	—	—	103,500	—	103,500
Modification of option term to purchase 45,000 shares pursuant to separation agreement of officer dated May 11, 2007, valued at $2.60 per share	—	—	117,000	—	117,000
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2007	—	—	8,850	—	8,850
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2007	—	—	1,800	—	1,800
Issuance of common stock in lieu of cash for director's fees at $3.00 per share on September 10, 2007	20,694	—	62,082	—	62,082
Issuance of common stock in lieu of cash for loans from directors at $3.00 per share on September 10, 2007	1,100	—	3,300	—	3,300
Issuance of common stock as debt issuance cost at $2.00 per share on November 7, 2007	33,333	—	66,666	—	66,666
Warrants for 6,050 shares valued at $2.80 per share, issued in connection with notes payable on December 27, 2007	—	—	16,940	—	16,940
Warrants for 5,800 shares valued at $1.70 per share, issued in connection with notes payable on December 27, 2007	—	—	9,860	—	9,860
Warrants for 700 shares valued at $2.20 per share, issued in connection with notes payable on December 27, 2007	—	—	1,540	—	1,540
Original issue discount on convertible debt issued on December 27, 2007	—	—	595,666	—	595,666
Original issue discount attributable to warrants for 240,000 shares issued on December 27, 2007	—	—	88,576	—	88,576
Issuance of common stock as compensation for loan guarantees at $1.00 per share on December 28, 2007	88,889	1	88,888	—	88,889
Warrants for 15,400 shares valued at $4.00 per share, accrued for issuance in addition to interest on a note payable as of December 31, 2007	—	—	61,600	—	61,600
Warrants for 51,010 shares valued at $3.60 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2007	—	—	183,637	—	183,637

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)
Warrants for 15,221 shares valued at $5.40 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2007	—	—	82,191	—	82,191
Net loss for the year ended December 31, 2007	—	—	—	(3,113,298)	(3,113,298)
Balance, December 31, 2007	1,727,311	17	12,586,496	(16,278,096)	(3,691,583)

Original issue discount on convertible debt issued between Jan 4, 2008 and July 30, 2008	—	—	350,873	—	350,873
Warrants for 160,000 shares valued at $0.47 to $1.10 per share issued in connection with convertible debt between Jan 4, 2008 and July 30, 2008	—	—	65,160	—	65,160
Warrants for 14,500 shares valued at $1.00 per share issued to former employee pursuant to a termination agreement on January 4, 2008	—	—	14,500	—	14,500
Warrants for 52,357 shares valued at $3.60 per share, connection with debt extinguishment on January 16, 2008; portion expensed in 2008	—	—	4,848	—	4,848
Rounding of common stock due to reverse stock split on February 14, 2008	39	—	—	—	—
Warrants for 75,000 shares valued at $0.92 per share, issued in connection with notes payable on April 3, 2008	—	—	42,768	—	42,768
Options to purchase 20,000 shares issued to officers valued at $0.79 per share, granted July 11, 2008	—	—	15,800	—	15,800
Cancellation of an officer's options to purchase 20,000 shares valued at $0.27 per share on July 11, 2008	—	—	(5,400)	—	(5,400)
Cancellation of an officer's options to purchase 15,000 shares valued at $0.31 per share on July 11, 2008	—	—	(4,650)	—	(4,650)
Options to purchase 3,000 shares issued to directors valued at $0.71 per share, granted July 11, 2008	—	—	2,130	—	2,130
Issuance of common stock valued at $1.00 per share in lieu of cash for directors' fees on July 11, 2008	59,634	1	59,633	—	59,634
Extension of note payable modified with a conversion feature added and recorded as debt extinguishment on September 12, 2008	—	—	48,214	—	48,214
Original issue discount on convertible debt issued between September 16, 2008 and December 11, 2008	—	—	145,743	—	145,743
Warrants for 95,500 shares valued at $0.89 to $1.31 per share issued in connection with convertible debt between September 16, 2008 and December 11, 2008	—	—	75,819	—	75,819
Original issue discount attributable to warrants for 100,000 shares valued at $0.47 per share, issued on September 25, 2008	—	—	46,604	—	46,604
Warrants for 31,817 shares valued at $5.40 per share, issued on September 30, 2008 in connection with debt extinguishment expensed and accrued from previous years; portion expensed in 2008	—	—	61,700	—	61,700
Warrants for 3,000 shares valued at $1.32 per share, issued in connection with debt extinguishment on October 24, 2008	—	—	3,960	—	3,960
Issuance of common stock as compensation for loan guarantees at $1.00 per share on October 31, 2008	17,778	—	17,778	—	17,778
Warrants for 44,445 shares valued at $0.77 per share issued as compensation for loan guarantees on October 31, 2008	—	—	34,223	—	34,223
Issuance of common stock valued at $1.00 per share for debt issuance cost on October 31, 2008	6,667	—	6,667	—	— 6,667
Warrants for 16,667 shares valued at $0.77 per share issued as debt issuance costs on October 31, 2008	—	—	12,834	—	— 12,834
Warrants for 3,836 shares valued at $1.32 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2006	—	—	5,063	—	5,063
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2008	—	—	9,663	—	9,663

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2008	—	—	3,687	—	3,687
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2008	—	—	3,600	—	3,600
Options to purchase 5,000 shares issued to officer valued at $3.40 per share, granted February 1, 2007; portion vested in 2008	—	—	8,869	—	8,869
Options to purchase 15,000 shares issued to officer valued at $16.20 per share, granted January 3, 2005; portion vested in 2008	—	—	6,731	—	6,731
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2008	—	—	12,042	—	12,042
Reversal of expense associated with performance-based option of an officer that did not vest	—	—	(7,727)	—	(7,727)
Warrants for 12,576 shares valued at $4.00 per share, accrued for issuance in addition to interest on a note payable; portion expensed in 2008	—	—	50,304	—	50,304
Net loss for the year ended December 31, 2008	—	—	—	(4,657,717)	(4,657,717)
Balance, December 31, 2008	1,811,429	18	13,677,932	(20,935,813)	(7,257,863)

Issuance of common stock in conversion of convertible debt at $0.70 per share upon the January 7, 2009 effective date of the 2009 Public Offering	2,743,535	28	1,920,446	—	1,920,474
Issuance of common stock in conversion of convertible debt at $0.50 per share upon the January 7, 2009 effective date of the 2009 Public Offering	314,846	3	157,405	—	157,408
Adjustment to original issue discount on 2007 and 2008 prive placement debt offerings based on final 2009 Public Offering closing price	—	—	47,046	—	47,046
Issuance of common stock pursuant to the January 12, 2009 closing of the 2009 Public Offering at $1.00 per share net of closing costs of $1,259,558	3,050,000	31	1,790,441	—	1,790,472
Underwriter's warrants to acquire 305,000 Units issued upon close of 2009 Public Offering	—	—	50	—	50
Issuance of common stock in conversion of convertible debt at $3.00 per share upon the January 12, 2009 closing date of the 2009 Public Offering	292,384	3	877,146	—	877,149
Warrants for 459 shares valued at $1.32 per share, issued on January 13, 2009 in addition to interest on a note payable	—	—	607	—	607
Issuance of common stock valued at $1.10 per share for contracted development costs on January 15, 2009	454,546	5	499,995		500,000
Issuance of common stock in conversion of convertible debt at $0.70 per share on January 20, 2009	42,143	—	29,500	—	— 29,500
Warrants for 680 shares valued at $4.00 per share, issued on January 20, 2009 in addition to interest on a note payable	—	—	2,720	—	2,720
Issuance of common stock in conversion of convertible debt at $0.70 per share on February 6, 2009	441,165	4	308,809	—	308,813
Adjustment to original issue discount on convertible debt issued in put offering based on final conversion price	—	—	81,059	—	81,059
Issuance of common stock to guarantors of bank debt and a lender on March 19, 2009, valued at $0.50 per share	200,001	2	99,998	—	100,000
To record original issue discount on debt upon retirement of related note payable	—	—	103,396	—	103,396
Original issue discount on convertible debt issued March 19, 2009	—	—	123,000	—	123,000

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)
Issuance of common stock valued at $0.74 per share in lieu of cash for directors' fees on April 3, 2009	27,366	—	20,251	—	20,251
Issuance of common stock in conversion of convertible debt at $0.55 per share on May 26, 2009	510,909	5	280,995	—	281,000
Issuance of common stock to guarantor of bank debt on June 16, 2009, valued at $0.82 per share	6,667	—	5,467	—	5,467
Issuance of common stock as consideration to lender on September 21, 2009, valued at $1.43 per share	19,833	—	28,262	—	28,262
Issuance of common stock as consideration to lender on September 23, 2009, valued at $1.35 per share	20,000	—	27,000	—	27,000
Issuance of common stock to guarantor of bank debt on September 23, 2009, valued at $1.35 per share	6,667	—	9,000	—	9,000
Issuance of common stock valued at $1.50 per share in lieu of cash for directors' fees on September 29, 2009	4,834	—	7,250	—	7,250
Warrants for 30,000 shares valued at $0.88 per share, issued on September 30, 2009 for services rendered	—	—	26,400	—	26,400
Issuance of common stock pursuant to closing of early warrant exercise offering on November 6, 2009, net of offering expenses of $171,865; $1.30 per share exercise price	1,244,829	13	1,446,400	—	1,446,413
Issuance of replacement warrants pursuant to closing of early warrant exercise offering	—	—	1,356,864	—	1,356,864
Issuance of common stock valued at $1.43 per share for interest on note payable on November 6, 2009	925	—	1,322	—	1,322
Issuance of common stock pursuant to options exercised during November, 2009	22,229	—	—	—	—
Issuance of common stock pursuant to warrants exercised during December, 2009	101,975	1	132,567	—	132,568
Issuance of common stock valued at $0.74 per share on December 3, 2009 for services rendered	10,000	—	7,425	—	7,425
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2009	—	—	1,800	—	1,800
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2009	—	—	2,823	—	2,823
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2009	—	—	24,083	—	24,083
Options to purchase 215,000 shares issued to officers and directors, valued at $0.68 per share, granted March 3, 2009	—	—	146,400	—	146,400
Options to purchase 6,500 shares issued to a consultant valued at $0.87 per share, granted July 23, 2009	—	—	5,655	—	5,655
Options to purchase 100,000 shares issued to a consultant granted July 23, 2009; 50,000 shares valued at $0.97 per share, 50,000 shares valued at $2.14 per share in 2009	—	—	64,792	—	64,792
Options to purchase 3,000 shares issued to directors valued at $1.00 per share, granted August 11, 2009	—	—	3,000	—	3,000
Options to purchase 320,000 shares issued to officers and directors, valued at $1.21 per share, granted September 29, 2009; portion vested in 2009	—	—	232,320	—	232,320
Net loss for the year ended December 31, 2009	—	—	—	(6,944,064)	(6,944,064)
Balance, December 31, 2009	11,326,283	113	23,549,626	(27,879,877)	(4,330,138)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total shareholders’ equity
	Shares	Amount	capital	stage	(deficit)
Issuance of common stock pursuant to warrants exercised during 2010 at an exercise price of $1.30 per share	279,870	3	344,628	—	344,631
Issuance of common stock that was accrued on November 18, 2009, pursuant to a development agreement on March 15, 2010, valued at $2.035 per share	769,231	8	1,565,377	—	1,565,385
Issuance of common stock as consideration to lender on March 26, 2010, valued at $0.50 per share	66,666	1	33,332	—	33,333
Issuance of units upon conversion of debt on March 26, 2010, valued at $1.83 per share	381,173	4	1,568,523	—	1,568,527
Issuance of common stock pursuant to cashless execise of 381,173 warrants on March 26, 2010	102,154	1	(1)	—	—
Issuance of common stock to guarantor of bank debt on May 7, 2010, valued at $0.91 per share	3,333	—	3,033	—	3,033
Issuance of common stock to guarantor of bank debt on May 7, 2010, valued at $2.50 per share	1,111	—	2,778	—	2,778
Issuance of common stock to guarantors of bank debt on June 25, 2010, valued at $0.50 per share	133,332	2	66,664	—	66,666
Issuance of common stock to guarantor of bank debt on June 25, 2010, valued at $1.675 per share	2,222	—	3,722	—	3,722
Issuance of common stock valued at $1.60 per share in lieu of cash for directors' fees on July 2, 2010	22,762	—	36,416	—	36,416
Issuance of common stock to guarantors of bank debt on July 12, 2010, valued at $0.50 per share	22,222	—	11,112	—	11,112
Issuance of common stock to guarantor of bank debt on July 12, 2010, valued at $2.50 per share	22,222	—	55,556	—	55,556
Issuance of common stock to guarantor of bank debt on July 12, 2010, valued at $1.925 per share	131,110	2	252,386	—	252,388
Issuance of common stock to guarantor of bank debt on July 12, 2010, valued at $1.675 per share	44,444	—	74,444	—	74,444
Issuance of common stock to individual lender on July 12, 2010, valued at $1.425 per share	31,302	—	44,605	—	44,605
Issuance of 680,770 warrants values at $1.51 per share as interest expense to debt holders on July 12, 2010	—	—	1,027,962	—	1,027,962
Issuance of common stock pursuant to closing of early warrant exercise offering on August 2, 2010, net of offering expenses of $92,377; $1.30 per share exercise price	1,007,529	10	1,217,400	—	1,217,410
Value of replacement warrants at $1.36 per warrant issued as incentive for early warrant exercise offering pursuant to closing on August 2, 2010	—	—	1,370,239	—	1,370,239
Sale of common stock pursuant to private placement on, September 28, 2010 at $0.625 per share, net of offering expenses of $56,278	1,400,000	14	822,104	—	822,118
Issuance of common stock and payment of fees to agent pursuant to private placement on September 30, 2010	20,000	—	(87,500)	—	(87,500)
Issuance of common stock valued at $1.58 per share in lieu of cash for directors' fees on October 12, 2010	10,917	—	17,250	—	17,250
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2010	—	—	209	—	209
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2010	—	—	24,084	—	24,084
Options to purchase 100,000 shares issued to a consultant granted July 23, 2009; 50,000 shares valued at $0.97 per share, 50,000 shares valued at $1.01 per share; portion expensed in 2010	—	—	34,208	—	34,208

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	Common stock		Additional paid-in	Deficit accumulated during the development		Total shareholders’ equity
	Shares	Amount	capital	stage		(deficit)
Options to purchase 320,000 shares issued to officers and directors, valued at $1.21 per share, granted September 29, 2009; portion vested in 2010	—	—	122,613	—		122,613
Options to purchase 20,748 shares issued to directors valued at $1.97 per share, granted March 1, 2010; portion vested in 2010	—	—	15,354	—		15,354
Options to purchase 72,675 shares issued to directors, valued at $1.33 per share, granted August 10, 2010	—	—	96,658	—		96,658
Net loss for the year ended December 31, 2010	—	—	—	(6,019,380)		(6,019,380)
Balance, December 31, 2010	15,777,883	$158	$32,272,782	$(33,899,257	) $	(1,626,317)

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from August 17, 1999 (inception) to December 31, 2010
Cash flows from operating activities:
Net loss	$(6,019,380)	$(6,944,064)	$(33,899,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	186	21,535
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	293,126	480,873	2,538,346
Common stock issued for services rendered	53,666	14,675	275,712
Common stock issued to related parties for interest	16,145	1,322	17,467
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	—	33,333	33,333
Notes payable issued for intangibles expensed as research and development	—	—	150,000
Warrants issued for services	—	26,400	567,036
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for interest	710,862	—	710,862
Warrants issued for interest -related parties	317,100	—	317,100
Warrants issued for debt extinguishment	—	607	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for early warrant exercise incentive	1,370,239	1,356,864	2,727,103
Units issued for interest	8,700	—	8,700
Units issued for interest-debt extinguisment	870,981	—	870,981
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original issue discount	—	2,720	142,964
Amortization of convertible debt-original issue discount	—	507,902	1,146,587
Amortization of convertible debt-related parties original issue discount	—	444,328	1,194,132
Amortization of debt issuance costs	91,759	249,271	1,892,572
Amortization of debt issuance costs-related parties	446,824	193,890	794,905
Bargain conversion option added to note payable- related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	(78,370)	54,779	(79,253)
Accounts payable	(233,187)	(52,009)	644,638
Accrued development expense	(30,000)	767,550	2,065,385
Accrued expenses	21,851	(288,359)	873,288
Net cash used in operating activities	(2,159,132)	(3,149,732)	(13,628,310)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from August 17, 1999 (inception) to December 31, 2010
Cash flows from investing activities:
Purchases of equipment and furniture	(14,314)	(1,656)	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	44,214	44,214
Net cash provided by (used in) investing activities	(14,314)	42,558	(36,767)

Cash flows from financing activities:
Proceeds of note payable, bank	—	100,000	600,000
Payments of note payable, bank	(400,000)	(400,000)	(1,300,000)
Proceeds of notes payable	563,345	—	903,845
Payment of notes payable	(81,308)	(90,905)	(1,542,731)
Proceeds of notes payable - related parties	403,000	93,638	1,056,738
Payments of notes payable - related parties	—	(79,500)	(282,800)
Proceeds from long-term notes payable and bank debt	—	400,025	4,207,362
Proceeds from long-term notes payable, related parties	—	243,000	1,363,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	510,192	1,713,596	2,223,788
Payments for debt issuance costs	—	(92,790)	(766,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	(138,139)	(396,516)	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	734,618	2,613,600	9,030,756
Net cash provided by financing activities	1,591,708	4,104,148	14,084,213
Net increase (decrease) in cash	(581,738)	996,974	419,136
Cash, beginning of the period	1,000,874	3,900	—
Cash, end of the period	$419,136	$1,000,874	$419,136

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from August 17, 1999 (inception) to December 31, 2010

Supplemental cash flow information:
Cash paid for interest	$79,701	$122,643	$918,753
Non-cash investing and financing activities:
Offering costs included in accounts payable	(138,139)	(61,497)	371,808
Offering costs included in accrued expenses	—	(70,000)	—
Deferred offering costs offset against gross proceeds of offering	—	823,078	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Warrants issued pursuant to notes payable	—	3,327	467,191
Warrants issued for debt issuance costs	—	—	298,021
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Warrant exercise cost paid in lieu of cash for services rendered-related party	—	11,250	11,250
Prepaid expenses financed by note payable	—	81,345	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable-related party tendered for warrant exercise	646,000	26,000	672,000
Notes payable tendered for warrant exercise	405,982	—	405,982
Conversion of notes payable to units	600,000	—	600,000
Conversion of accounts payable to note payable	—	12,293	253,906
Conversion of accrued expenses to note payable	—	13,569	13,569
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Conversion of convertible debt to units	—	1,638,750	1,638,750
Conversion of accrued expenses to units	88,846	331,261	420,107
Conversion of convertible debt-related parties to units	—	1,323,334	1,323,334
Conversion of convertible debt-related parties to common stock	—	281,000	—
Conversion of notes payable, related parties into convertible debentures	—	—	200,000
Common stock issued in lieu of cash for accrued expenses	—	20,250	259,053
Common stock issued in lieu of cash for accounts payable	—	—	122,291
Common stock issued in lieu of cash for accrued development cost	1,565,385	500,000	2,065,385
Common stock issued in lieu of cash for notes payable-related parties	—	—	10,300
Common stock issued for debt issuance cost	—	136,396	301,230
Common stock issued pursuant to notes payable	515,600	—	515,600
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

December 31, 2010 and 2009 and the period from
August 17, 1999 (inception) to December 31, 2010

(1)  Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business, Development Stage Activities and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently the ProUroScanTM prostate imaging system, designed for use as an aid to the physician in visualizing and documenting tissue abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities. Through its development partner, Artann Laboratories, Inc. (“Artann”), clinical trials of the ProUroScan have been completed and a 510k application for market clearance has been submitted to the U.S. Food and Drug Administration (“FDA”), where it is currently being reviewed.

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

On January 12, 2009, the Company closed a public offering of 3,050,000 units at $1.00 per unit (the “2009 Public Offering”).  Each unit sold (the “2009 Units”) consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share.  Upon the January 7, 2009 effective date of the 2009 Public Offering, $1.9 million of  convertible promissory notes issued in private placements during 2007 and 2008 along with $177,882 of interest accrued thereon automatically converted into 3,058,381 units identical to the 2009 Units (see Note 13(e)).

On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”).  Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share.  Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six tranches:

-$750,000 within 30 days following FDA clearance of the Company’s ProUroScan System,

-$1.5 million provided in five subsequent closings of $300,000 in 30-day increments following the previous closing.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company’s significant estimates include the determination of the fair value of its common stock and stock-based compensation awarded to employees, directors, loan guarantors and consultants, the determination of the fair value of warrants issued as an incentive for early-exercise of outstanding warrants and the accounting for debt with beneficial conversion features. Actual results could differ from those estimates.

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

Valuation of Warrants Issued as an Incentive for Early-Exercise of Outstanding Warrants.  We have completed two tender offers pursuant to which we have issued warrants as an incentive to certain warrant holders to exercise their existing warrants during the offering periods.  Our determination of fair value of the replacement warrants is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price. We recognize the expense related to the fair value of the warrants immediately upon issuance as incentive for early warrant exercise expense.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  These calculations reflect the effects of the Reverse Split (see Note 1(a)).  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were antidilutive for the years ended December 31, 2010 and 2009 and the period from August 17, 1999 (inception) to December 31, 2010 due to the Company’s net losses.  9,042,641 and 8,532,058 shares of common stock issuable under our stock options, warrants, convertible debt and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the years ended December 31, 2010 and 2009, respectively.

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

(i)	Stock-Based Compensation-Stock Options

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

In determining the compensation cost of the options granted for the years ended December 31, 2010 and 2009, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

	For the years ended December 31,
	2010	2009
Risk-free Interest Rate	1.07%	1.73%
Expected Life of Options Granted	3.4 years	3.6 years
Expected Volatility	128.5%	134.6%
Expected Dividend Yield	0	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option, as the company does not have sufficient historical data to estimate the expected term of share-based awards.  For performance-based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.  Expected volatility is based on a simple average of weekly price data since the date of the Merger.  Since the Company has only two employees, management expects and estimates that substantially all employee stock options will vest, and therefore the forfeiture rate used was zero.  The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense related to options was $293,126, 480,873 and $2,415,771 for the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, respectively.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $65,000 and $6,000 for the years ending December 31, 2011 and 2012, respectively.  Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

(j)	Stock-Based Compensation-Warrants

The Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 12(f) and 12(g)).

On June 11, 2010, the Company closed an $885,000 private offering of promissory notes pursuant to which 680,770 warrants were issued as interest expense (see Notes 10 and 12(g)).  Excluding these warrants and warrants issued as a component of units issued upon the conversion of a loan into equity securities (see Note 10), no other warrants were issued during the year ended December 31, 2010.

Expenses related to warrants issued to non-employees for services provided were $0, $26,400 and $566,950 for the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, respectively, or $0.00, $0.00, and $0.20 on a per share basis.

Stock-based compensation cost related to stock warrants was $0, $0 and $122,575 for the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, respectively, or $0.00, $0.00, and $0.04 on a per share basis.

Consideration and interest paid to lenders and loan guarantors in the form of warrants, including the warrants issued pursuant to the $885,000 private offering of promissory notes described above, was $1,027,963, $3,326, and $2,492,024 for the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, respectively, or $0.08, $0.00, and $0.86 on a per share basis.

The weighted-average fair value of the warrants granted during the years ended December 31, 2010 and 2009 was $1.51 and $0.95, respectively, and such warrants were immediately vested and exercisable on the date of grant.  The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2010	2009
Risk-free Interest Rate	1.24%	1.18%
Expected Life of Warrants Issued[1]	3.0 years	2.1 years
Expected Volatility	129.5%	135.2%
Expected Dividend Yield	0	0

1 The contractual term of the warrants.

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

The Company has issued common stock and warrants as consideration to various individual lenders and loan guarantors of its bank debt (see Note 13(g)).  The fair value of the equity consideration along with loan initiation fees is recorded on the balance sheet as debt issuance cost.  Debt issuance costs are amortized over the term of the related debt as interest expense using the straight-line method, which approximates the interest method.

(n)	Income Taxes

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

(3)	Going Concern; Management’s Plan to Fund Working Capital Needs

The Company incurred net losses of $6,019,380, $6,944,064 and $33,899,257 and negative cash flows from operating activities of $2,159,132, $3,149,732, and $13,628,310 for the years ended December 31, 2010 and 2009 and for the period from August 17, 1999 (inception) to December 31, 2010, respectively. The Company has completed the development of its first product and recently submitted a 510(k) premarket notification application to the FDA for a basic mapping and data maintenance labeling claim.  Assuming that FDA clearance is obtained on a timely basis, the Company expects to increase its expenditures as it establishes the production and marketing capabilities through both contracted and internal resources.  The Company’s business plan is dependent upon its ability to obtain sufficient capital to fund its transition from product development to production and marketing its products.

Management’s near-term financing goal is to raise a sufficient amount of capital prior to receipt of FDA clearance of the ProUroScan System to fund existing operations and certain activities in preparation for market entry.  The amount of such financing the Company will require is dependent upon when FDA clearance is received.  During this period, management estimates that the Company’s cash needs will average less than $100,000 per month.  Interim financing may be in the form of private loans, guaranteed bank loans, or private sales of our debt or equity securities.  Following FDA clearance, the Company expects to fund operations and market entry through the calling of currently redeemable warrants, follow-on financing arrangements pursuant to the Seaside SPA, potential support from a corporate distribution partner and potential further private sale or public offering of our debt or equity securities.

As of December 31, 2010, the Company had approximately $419,000 of cash on hand.  In addition, on that date there were 3,590,894 currently redeemable warrants outstanding.  These warrants have an exercise price of $1.30 per share.  Upon the Company’s exercise of its right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. The Company could realize up to approximately $4.7 million depending on the number of shares actually exercised.  In addition, the Company will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of its common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If redemption rights on these warrants were to be subsequently exercised, the Company could realize up to an additional $3.7 million depending on the number of shares actually exercised pursuant to such redemption.  There can be no assurance that the Company will be able to redeem the warrants, or how much would be realized if such redemption were made.

Pursuant to the Seaside SPA, the Company expects to close on $2.25 million of additional financing during the six months following FDA clearance of the ProUroScan System.

The Company is working to identify a distribution partner to help market its products.  The Company expects such a distribution partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow the Company to gain access to downstream marketing, manufacturing and sales support.

In addition to warrant exercises, the Seaside SPA and possible corporate partner funding, the Company will likely pursue additional funding in 2011 following FDA clearance to more aggressively scale-up manufacturing and marketing activities associated with our market launch, accelerate development of a portable system and low cost sensors and expand clinical studies with the Company’s physician advisory council.  The additional funding may be from the issuance of equity securities, convertible debt, private debt or debt guarantees for which stock-based consideration is paid.  The Company intends to negotiate with Crown Bank and loan guarantors and expects to refinance a majority of our $900,000 loan that is due on March 28, 2010.

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

(4)	Equipment and Furniture

Equipment and furniture consisted of the following at December 31:

	2010	2009
Computer equipment	$4,473	$4,473
Furniture	4,279	4,279
Tooling and molds	14,314	--
	23,066	8,752
Less accumulated depreciation	(7,834)	(7,282)
	$15,232	$1,470

Depreciation expense was $552, $186 and $21,535 for the years ended December 31, 2010 and 2009 and the period from August 17, 1999 (inception) to December 31, 2010, respectively.

(5)	Debt Issuance Cost

On December 28, 2007, $1.2 million of the Company’s Crown Bank promissory notes were modified to extend the maturity date of the notes to February 28, 2009.  It was determined that the modification was not a substantial modification of the terms of the notes, as the present value of the cash flows under the new convertible promissory note was less than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the remaining $36,370 of unamortized debt issuance cost from the old debt was carried forward, and together with $12,000 of bank fees associated with the extension, was amortized over the new term of the notes as interest expense.  $0, $6,785, and $48,370 was amortized during the years ended December 31, 2010 and 2009 and the period from August 17, 1999 (inception) to December 31, 2010, respectively.

On October 15, 2007, the Company borrowed $600,000 pursuant to a promissory note issued an individual investor that matured on February 28, 2009.  In consideration for this loan, on November 7, 2007 the Company agreed to issue 33,333 shares of its common stock to the lender.  The $66,666 value of this consideration was recorded as debt issuance cost and was amortized over the term of the loan as interest expense, of which $7,836 was recorded during the year ended December 31, 2009.  On March 19, 2009, the note was renewed to mature on March 28, 2010.  As consideration to the lender for renewing the loan, the Company accrued for issuance 44,444 shares during the year ended December 31, 2009.  During the year ended December 31, 2010, the Company issued the 44,444 accrued shares and 22,222 additional shares.  It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the $22,222 and $11,111 value of the shares issued and accrued during the years ended December 31, 2010 and 2009, respectively, was recorded as debt issuance cost and amortized as debt extinguishment expense over the term of the note.  Of this, $22,222 and $11,111 was amortized during the years ended December 31, 2010 and 2009, respectively.

Direct costs of the 2007 and 2008 Private Placements and 2008 Unit Put Arrangement offerings totaling $586,201, including underwriting fees, legal fees, accounting expenses and printing costs, along with the value of warrants issued in connection with the origination of the unit put financing facility, were recorded as a debt issuance cost asset and amortized as interest expense over the term of the related debt.  During the year ended December 31, 2009, $138,712 of unamortized debt issuance cost was expensed upon the automatic conversion of the convertible debt following the closing of the 2009 Public Offering.

From March 1, 2009 through November 28, 2010, pursuant to guaranties received from James Davis and William Reiling relating to the Company’s $1.2 million Crown Bank promissory note and renewals thereof (see Note 11), the Company issued an aggregate of 22,222 shares of its common stock per month to the guarantors ..  Beginning November 28, 2010 the Company is accruing for issuance and aggregate 20,000 shares per month pursuant to this arrangement.  Accordingly, the Company issued 133,334 shares and accrued for issuance 88,888 shares during the year ended December 31, 2009.  During the year ended December 31, 2010, the Company issued the 88,888 accrued shares and the 264,442 additional shares.  The issued and accrued shares, valued at $415,721 and $111,111 during the years ended December 31, 2010 and 2009, respectively, were recorded on the balance sheet as debt issuance cost and was amortized on a straight-line basis over the term of the note.  Of this, $415,721 and $111,111 was amortized during the years ended December 31, 2010 and 2009, respectively.  In addition, the $600 loan origination fee was expensed in the year ended December 31, 2009.

On June 16, 2009, pursuant to a guarantee received relating to a $100,000 Crown Bank promissory note, the Company issued to the guarantor 6,666 and 6,667 shares of its common stock valued at $9,533 and $5,467 during the years ended December 31, 2010 and 2009, respectively.  The value of the shares was recorded on the balance sheet as debt issuance cost and was amortized on a straight-line basis over the term of the note.  Of this, $9,533 and $5,467 was amortized during the years ended December 31, 2010 and 2009, respectively.  In addition, the $600 loan origination fee was expensed in the year ended December 31, 2009.

On September 21, 2009, pursuant to a $243,000 loan from James Davis (see Note 10), the Company issued to Mr. Davis 13,500 and 19,833 shares of its common stock valued at $19,235 and $28,262 during the years ended December 31, 2010 and 2009, respectively.  The value of the shares was recorded as debt issuance cost and amortized on a straight-line basis over the term of the note.  Of this, $31,103 and $16,394 was amortized during the years ended December 31, 2010 and 2009, respectively.

On September 23, 2009, pursuant to a guarantee received relating to a $100,025 bank loan (see Note 11), the Company issued to a guarantor 6,667 shares of its common stock valued at $9,000 during the year ended December 31, 2009, and accrued for issuance 11,111 shares valued at $15,000 during the year ended December 31, 2010.  The value of the shares was recorded as debt issuance cost and amortized on a straight-line basis over the term of the note.  Of this, $17,779 and $5,121 was amortized during the years ended December 31, 2010 and 2009, respectively.

On September 23, 2009, pursuant to a $300,000 loan from an individual lender (see Note 10), the Company issued to the lender 20,000 shares valued at $27,000 during the year ended December 31, 2009, and accrued for issuance 33,333 shares valued at $45,000 during the year ended December 31, 2010.  The value of the shares was recorded as debt issuance cost and amortized on a straight-line basis over the term of the note.  Of this, $53,336 and $15,364 was amortized during the years ended December 31, 2010 and 2009, respectively.

Debt issuance costs are summarized as follows:

	For the years ended December 31,
	2010	2009
Debt issuance costs	$719,262	$203,662
Less amortization	(714,862)	(176,279)
Debt issuance costs, net	$4,400	$27,383

Amortization expense related to debt issuance costs was $538,583, $443,161, and $2,687,477 for the years ended December 31, 2010 and 2009 and the period from August 17, 1999 (inception) to December 31, 2010, respectively.

(6)	Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2010	2009
Accrued stock to be issued for loan consideration	$60,000	$22,222
Accrued interest	52,897	148,129
Audit fees	30,000	14,000
Legal fees	15,205	19,710
Directors’ fees	15,000	—
Accrued compensation	10,168	—
Accrued use tax	1,354	—
Consulting fees	1,219	11,500
Other	500	—
Accrued stock to be issued for loan guarantees – related parties	—	44,444
Accrued interest-related party	—	9,225
	$186,343	$269,230

(7)	Agreements with Artann Laboratories Inc.

The Company has developed its ProUroScan System under contracts with Artann, a scientific technology company based in Trenton, New Jersey, that is focused on early stage technology development.

Artann 2008 License Agreement

On July 25, 2008, the Company entered into two agreements with Artann.  Under the first agreement, the “License Agreement,” Artann granted to the Company an exclusive, worldwide, sublicensable license to certain patent applications, trade secrets and technology to make, use and market certain mechanical imaging products in the diagnosis or treatment of urologic disorders of the prostate, kidney or liver field of use.  Artann also agreed to transfer possession of five fully functional prostate imaging systems to the Company and grant the Company full access to all relevant documentation thereto.  The License Agreement became effective on December 23, 2008.  As consideration, the Company agreed to pay, on the effective date of the agreement, an upfront cash license fee of $600,000 and shares of the Company’s common stock valued at $500,000.  The total $1,100,000 license fee was recorded as a general and administrative expense in the year ended December 31, 2008.  In addition, the Company agreed to pay Artann a royalty equal to four percent of the first $30 million of net cumulative sales of licensed products, three percent of the next $70 million of net cumulative sales and two percent of net cumulative sales over $100 million.  Further, the Company will pay Artann a technology royalty of one percent of net sales on prostate imaging system products through December 31, 2016.  The combined royalties are subject to a minimum annual royalty equal to $50,000 per year for each of the first two years after clearance from the FDA for commercial sale and $100,000 per year for each year thereafter until termination or expiration of the License Agreement.  The Company also agreed to grant Artann a non-exclusive fully paid up, sublicensable, royalty-free and worldwide license for Artann to make, use or sell any mechanical imaging system for the diagnosis or treatment of disorders of the female human breast.  The License Agreement will terminate upon the expiration of all royalty obligations, by failure of either party to cure a breach of the agreement within a 60-day cure period, if the Company fails to make a payment to Artann and such failure is not cured within a 30-day cure period or should one of the parties become insolvent, go into liquidation or receivership or otherwise lose legal control of its business.

Artann 2008 Development Agreement

Under the second Artann agreement, the “Development and Commercialization Agreement,” the parties are collaborating to develop, commercialize and market prostate mechanical imaging systems.  During 2008 and 2009, Artann completed all pre-clinical activities and testing on the prostate imaging system, conducted clinical trials and filed an FDA 510(k) submission.  For the services provided, the Company made cash milestone payments to Artann of $250,000 upon initiation of an FDA approved clinical study and $250,000 upon Artann’s November 18, 2009 completion of the FDA study and submission of the 510(k) approval application on the prostate imaging system.  The Company also accrued for issuance to Artann 769,231 shares of common stock of the Company valued at $1,565,385 following the 510(k) submission, which was recorded as research and development expense in the year ended December 31, 2009.  On March 15, 2010, the Company issued the 769,231 accrued shares of common stock.  Further, as a success bonus, the Company will make a $750,000 cash payment upon receiving FDA clearance allowing the prostate imaging system to be commercially sold in the United States.  The Company also recorded as research and development expense fees for technical advice provided by Artann of $75,000, $235,000 and $360,000 during the years ended December 31, 2010 and 2009 and the period from August 17, 1999 (inception) to December 31, 2010, respectively.

Additionally, Artann will provide manufacturing and scale-up services to the Company’s contract manufacturing partner to facilitate the commercial manufacture of the prostate imaging systems, at a cost of $1,200 per day per individual for such services.

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

Accrued License and Development Fees

Accrued license and development fees as of December 31, 2009 consisted of $1,565,385 of an accrued development milestone stock payment and $30,000 of accrued technical advisory fees due to Artann under the License Agreement and the Development and Commercialization Agreement.

(8)	Commitments and Contingencies

The Company rents a small amount of office space on a month-to-month basis at a cost of approximately $1,000 per month, which is the market price for similar office space in Minneapolis, Minnesota.  Rent expense for the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010 was $11,800, $10,668 and $278,874, respectively.

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

The Company has recorded a full valuation allowance against its deferred tax assets and deferred tax liability due to the uncertainty of realizing the related benefits and costs as follows:

	2010	2009
Deferred tax assets
Net operating loss carryforwards	$3,167,000	$2,559,000
Capitalized start up costs	4,261,000	3,570,000
Expenses paid with options and warrants	1,037,000	722,000
Capitalized licenses	724,000	804,000
Accrued expenses to be paid in stock	40,000	625,000
Less: valuation allowance	(9,229,000)	(8,280,000)
Net deferred tax assets	$0	$0

The change in the valuation allowance was $949,000, $1,874,000 and $9,229,000 for the years ended December 31, 2010 and 2009 and the period from August 17, 1999 (inception) to December 31, 2010, respectively.

Reconciliation between the federal statutory rate and the effective tax rates for the years ended December 31, 2010 and 2009 and the period from August 17, 1999 (inception) to December 31, 2010 is as follows:

	2010		2009		Period from August 17, 1999 (inception) to December 31, 2010
Federal statutory tax rate	(34.0	) %	(34.0	) %	(34.0	) %
State taxes, net of federal benefit	(4.5)		(4.5)		(4.5)
Employee incentive stock options	0.3		1.0		1.4
Expired warrants and options	1.7		1.6		1.5
Replacement warrants issued as an incentive to early exercise warrants	8.8		7.5		3.1
Capitalized license fees	—		—		0.5
Beneficial conversion feature of convertible debt	—		5.1		2.5
Deductible expense for stock and warrants issued less than book expense	11.7		—		2.1
Change in valuation allowance	16.0		23.3		27.4
Effective tax rate	0.0%		0.0%		0.0%

The Company has adopted the policy of classifying interest expense for uncertain tax positions as interest expense.  Any penalties would be classified as general and administrative expense.

The Company had no significant unrecognized tax benefits as of December 31, 2010 or December 31, 2009 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2007 - 2010

State of Minnesota 2007 - 2010

(10)	Notes Payable

The following summarizes notes payable balances at December 31, 2010 and 2009, and the related activity during the year ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2010 Activity
Short term notes payable:
Note payable dated October 15, 2007	$—	$600,000	Retired pursuant to an equity conversion as described below
Note payable dated June 11, 2010	$65,000	$—	See description of June 2010 Notes, below
Insurance policy financing	24,902	24,865	2009 balance paid in full; 2010 balance per description below
Total notes payable-short term	$24,902	$624,865
Long term notes payable:
Note payable dated June 11, 2010	$11,018	$—	See description of June 2010 Notes, below
Note payable dated September 23, 2009	300,000	300,000	Refinanced in January 2011
Total notes payable-long term	$376,018	$300,000
Long-term note payable – related party:
Note payable dated September 21, 2009	$—	$243,000	The debt was used to exercise warrants pursuant to the Company’s 2010 Warrant Tender Offering

On October 31, 2007, the Company issued a promissory note for $600,000 in favor of an individual lender.  As consideration to the lender for making this loan and amendments thereto, the Company issued shares of its common stock and warrants to acquire shares of its common stock.  On March 26, 2010, the Company converted the promissory note and $97,546 of accrued interest thereon into 381,173 equity units (see Note 13(g)).  Interest expense related to the promissory note was $8,700, $40,800 and $97,546 during the years ended December 31, 2010 and 2009 and the period from August 17, 1999 (inception) to December 31, 2010, respectively.

Between May 1, 2009 and September 16, 2009, James Davis, a director and greater than 10 percent shareholder of the Company, made various payments for the benefit of the Company and provided the Company with certain cash advances totaling approximately $243,000.  On September 21, 2009, Mr. Davis and the Company executed a promissory note in the principal amount of $243,000 (the “Davis Note”) to formalize the Company’s obligation to Mr. Davis for these amounts.  On August 2, 2010, the Davis Note was tendered as payment of the exercise price of warrants pursuant to the Company’s 2010 Warrant Tender Offering (see Note 13(h)).  In lieu of cash interest the Company accrued 1,618 shares of its common stock for issuance to Mr. Davis for each month or portion thereof that the principal amount of the Davis Note was outstanding.  The Company issued 17,802 shares of stock to Mr. Davis pursuant to this arrangement.  Interest expense related to these shares of $16,145 and $9,225 was recorded during the years ended December 31, 2010 and 2009, respectively.

On September 23, 2009, the Company borrowed $300,000 from an individual lender pursuant to a secured promissory note.  In lieu of cash interest, the Company is accruing 1,998 shares of its common stock for issuance to the investor for each month or portion thereof that the principal amount of the loan remains outstanding.  As of December 31, 2010, 31,968 shares of common stock were accrued for issuance pursuant to this arrangement.  All accrued shares will be issued upon repayment of the loan.  Interest expense related to these shares of $32,365 and $10,789 was recorded during the years ended December 31, 2010 and 2009, respectively.  The promissory note matures on March 28, 2011 and provides the lender with a subordinated security interest in the Company’s assets.  On February 8, 2011, the $300,000 note was replaced by a convertible note with a maturity date of August 8, 2012 (see Note 15).

On June 1, 2010, the Company borrowed $81,345 pursuant to an unsecured insurance policy financing agreement.  The financing agreement is payable in 10 monthly installments of $8,398 per month and bear interest at 7.0 percent.

On June 11, 2010, the Company closed on the sale of $885,000 of unsecured promissory notes (the “June 2010 Notes”) in a private placement.  Each June 2010 Note bore interest payable in warrants to purchase shares of the Company’s common stock during the first 30 days of their terms.  For every $13,000 original principal amount of June 2010 Notes, 10,000 warrants were issued as interest expense (see Note 13(g)).  Following the initial 30 days of their terms, each June 2010 Note bore interest at 6% annually, payable in cash at maturity.  During the year ended December 31, 2010, $5,158 of cash interest expense on the June 2010 Notes was recorded.  On August 2, 2010, holders of $808,982 of the June 2010 Notes tendered their notes as payment of the exercise price of warrants pursuant to the Company’s 2010 Warrant Tender Offering (see Note 13(h)).  On February 4, 2011, we repaid a $65,000 June 2010 Note.  On February 11, 2011, a $11,018 June 2010 note was replaced by an unsecured convertible note with a maturity date of August 11, 2012 (see Note 15).

On February 10, 2011, the Company issued a $65,698 unsecured convertible promissory note to a creditor as part of a settlement of an outstanding account payable (see Note 15).

The Company has provided equity consideration to the individual lenders.  See Note 13(g) for more information regarding the equity consideration issued.  See Note 14 for information regarding related party transactions and loans.

(11)	Notes Payable - Bank

The following summarizes bank notes payable balances at December 31, 2010 and 2009, and the related activity during the year ended December 31, 2009:

	Year Ended December 31,
	2010	2009	2010 Activity
Short term note payable – bank:
Crown Bank note	$900,000	$1,200,000	Paid $300,000; amended to extend maturity date to March 28, 2011
Crown Bank note	—	100,000	Paid in full
Total notes payable bank-short term	$900,000	$1,300,000

Long term note payable – bank:
Central Bank note	$100,025	$100,025	Maturity extended to January 2012

The maturity dates of the Company’s $1.2 million and $100,000 Crown Bank promissory notes were extended on March 26, 2010 and April 28, 2010 with no changes to other existing note terms.  Two $50,000 principal reductions were made against the $1.2 million note on April 28, 2010 and May 28, 2010.  On June 28, 2010, following a further $200,000 principal reduction, the remaining $900,000 promissory note balance was renewed to mature on March 28, 2011.  Also on June 28, 2010, the $100,000 Crown Bank promissory note’s maturity date was extended to November 28, 2010, and on October 12, 2010 was paid in full.  All of the Crown Bank notes bear interest at the prime rate plus one percent, but never less than 6.00 percent (6.0 percent at both December 31, 2010 and 2009).  The note remains collateralized by all Company assets and guaranteed by two individual guarantors.

Pursuant to guarantees received relating to the Company’s extensions of the Crown Bank promissory notes on March 26 and April 28 of 2010, the Company agreed to continue to provide 23,333 shares of its common stock per month to the guarantors through June 28, 2010.  It was determined that the modifications to the maturity dates of the notes were not substantial modifications of the terms of the notes, as the present value of the cash flows under the new convertible promissory notes was less than 10 percent different from the present value of the cash flows under the original notes. The $136,500 value of the shares was expensed as interest expense during the year ended December 31, 2010.

Pursuant to guarantees received relating to the Company’s June 28, 2010 renewal of the Crown Bank promissory notes, the Company agreed to continue to provide 22,222 shares of its common stock per month to the guarantors through November 28, 2010 and 20,000 shares of its common stock per month from November 28, 2010 through March 28, 2011, with a minimum of six months of consideration to be paid.  It was determined that the modifications to the maturity dates of the notes were substantial modifications of the terms of the notes, as the present value of the cash flows under the new convertible promissory notes was greater than 10 percent different from the present value of the cash flows under the original notes.  The shares, valued at $1.93 per share on the loan renewal date, are being recorded as debt extinguishment expense over the term of the loan.  Debt extinguishment expense of $252,387 was recorded during the year ended December 31, 2010 related to the June 28, 2010 Crown Bank promissory note renewal.

On September 23, 2009, the Company borrowed $100,025 from Central Bank pursuant to an unsecured promissory note. The promissory note matured on January 17, 2011, and bears interest at the prime rate plus one percent, with a minimum rate of 6.0 percent (6.0 percent at both December 31, 2010 and 2009).  The promissory note was guaranteed by an individual guarantor, whose guaranty was collateralized by Company assets.  On January 14, 2011, the maturity date of the Central Bank note was extended to January 17, 2012 (see Note 15).

The Company has provided shares of its common stock as consideration to the guarantors of its bank debt (see Note 13(g).

(12)	Future Maturities of Long term Debt

Future maturities of long-term notes for the years succeeding December 31, 2010 are as follows:

Year	Notes Payable	Notes Payable- Bank	Total
2011	$—	$—	$—
2012	311,018	100,025	411,043
Total	$311,018	$100,025	$411,043

(13)	Shareholders’ Equity (Deficit)

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

•
On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement with Seaside 88, LP.  Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share.  Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six tranches:

-$750,000 within 30 days following FDA clearance of the Company’s ProUroScan System,

-$1.5 million provided in five subsequent closings of $300,000 in 30-day increments following the previous closing.

At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50 percent of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share below which the parties are not obligated to close.  Net proceeds to the Company, after cash expenses of $143,778, were $734,618.  The Company also issued 20,000 shares of its common stock to a placement agent upon the closing of the SPA.

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

•
On January 7, 2009, the 2009 Public Offering was declared effective by the United States Securities and Exchange Commission, and January 12, 2009 the 2009 Public Offering was closed (see Note 2).  In the offering, the Company sold 3,050,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share resulting in net cash of $1,790,472, after costs of $1,259,528.

•
As additional compensation pursuant to the 2009 Public Offering, the Company sold to the underwriter, Feltl & Company, for nominal consideration, a warrant (the “Underwriter’s Warrant”) to purchase up to 305,000 units. The Underwriter’s Warrant is exercisable until January 7, 2015 at $1.20 per share.

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

(f)	Common Stock and Warrants issued for services and liabilities

•
In March 2002, the Company granted a warrant to purchase 3,000 shares of common stock to a former director that was exercisable at $11.33 per share. This warrant expired unexercised.  An aggregate of $12,075 of stock-based compensation expense related to this warrant was recognized in the period from August 17, 1999 (inception) to December 31, 2010.

•
In November 2002, the Company granted a warrant to purchase 150 shares of common stock at an exercise price of $23.33 per share to a consultant, for services rendered.  This warrant expired unexercised.  An aggregate of $490 of stock-based compensation expense related to this warrant was recognized in the period from August 17, 1999 (inception) to December 31, 2010.

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

•
On July 2, 2010 and October 12, 2010, the Company issued an aggregate 33,679 shares of its common stock to directors in lieu of cash for $53,666 of directors’ fees earned during the first three quarters of 2010.  On February 8, 2011, the Company issued 12,379 shares of its common stock to directors in lieu of cash for $12,500 of directors’ fees earned in the fourth quarter of 2010 and accrued at December 31, 2010 (see Note 15).

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

•
On September 14, 2005, in connection with a commercial guaranty of a $100,000 bank loan, the Company issued two five-year warrants (immediately exercisable) to an individual investor to acquire a total of 5,000 shares of the Company’s common stock at $5.00 per share.  The warrants, valued at $29,000 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $29,000 of expense related to the value of the warrants during the period from August 17, 1999 (inception) to December 31, 2009.  The warrants expired unexercised.

•
On September 21, 2005, in connection with $100,000 loan from an individual investor, the Company issued two five-year warrants (immediately exercisable) to the lender to acquire a total of 5,000 shares of the Company’s common stock at $5.00 per share.  The gross proceeds of $100,000 were allocated between the promissory note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The warrants, valued at $26,500 using the Black-Scholes pricing model, were recorded as original issue discount as defined in ASC Topic 470 expensed on a straight-line basis over the term of the promissory note as interest expense.  The Company recorded $26,500 of expense related to the value of the warrants during the period from August 17, 1999 (inception) to December 31, 2009. The warrants expired unexercised.

•
On October 19, 2005, in connection with commercial guaranties of a $300,000 loan from a bank, the Company issued five-year warrants (immediately exercisable) to two investors to acquire up to 7,500 shares (15,000 shares in total) of the Company’s common stock at $5.00 per share.  The warrants, valued at $79,500 using the Black-Scholes pricing model, were recorded as debt issuance costs and expensed over the term of the loan as interest expense.  The Company recorded $79,500 of expense related to the value of the warrants during the period from August 17, 1999 (inception) to December 31, 2010.

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

The present value of the cash flows under both amendments was greater than 10 percent different from the present value of the cash flows under the original agreement, indicating that a substantial modification of debt terms had occurred.  Accordingly, the warrants issued and the accrual of warrants to be issued pursuant to the amended note were recorded as debt extinguishment expense.  The total debt extinguishment expense recorded for the 0, 459 and 36,112 warrants accrued for issuance during the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010 was $0, $607 and $181,443, respectively.  On January 12, 2009, the Company repaid the promissory note and issued 4,295 warrants related to this note.

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

•
On November 30, 2006, the Company borrowed $100,000 from a partnership, and in connection therewith issued to the partners a promissory note to mature on January 2, 2007.  Pursuant to the terms of the promissory note, the Company issued five-year warrants (immediately exercisable) to the partners to acquire 5,000 shares of Company common stock at $5.00 per share.  In addition, pursuant to the terms of the promissory note, the Company issued an additional five-year warrant (immediately exercisable) to the partners to acquire 5,000 shares of Company common stock at $5.00 per share, when the loan was not repaid on January 2, 2007.  The first warrant, valued at $22,500 using the Black-Scholes pricing model, was recorded as original issue discount as defined in ASC Topic 470 and was expensed as interest expense over the term of the promissory note.  The second warrant, also valued at $22,500, was expensed immediately as interest expense.  The Company recorded interest expense of $45,000 related to the warrants issued pursuant to the original agreement during the period from August 17, 1999 (inception) to December 31, 2010.

On each of March 20, 2007 and August 8, 2007, the Company amended the promissory note with the partnership, resulting in an extension of its due dates, the issuance of a third warrant to acquire 5,000 shares of Company common stock at $5.00 per share on February 1, 2007 and an agreement to issue to the partners five-year warrants to acquire 167 shares at $5.00 per share for each day the principal remained unpaid on and after March 1, 2007.  The present value of the cash flows under the modifications was greater than 10 percent different from the present value of the cash flows under the existing agreement, indicating that a substantial modification of debt terms had occurred.  Accordingly, the accrual of warrants to be issued and the warrants issued on February 1, 2007 pursuant to the promissory note were recorded as debt extinguishment expense.  The Company expensed as debt extinguishment cost $206,485 related to the accrual of 52,357 warrants to be issued of warrants pursuant to the amended terms of the promissory note during the period from August 17, 1999 (inception) to December 31, 2010, respectively.  On January 16, 2008, the Company repaid the outstanding principal amount of the note and issued the 52,357 accrued warrants.

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

•
On July 31, 2007, the Company borrowed $100,000 for short-term working capital needs pursuant to a promissory note issued to an individual investor.  During the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2009, the Company accrued for issuance five-year warrants to acquire 0, 680 and 28,656 shares of the Company’s common stock, respectively, and recorded interest expense of $0, $2,720 and $114,624, respectively, related thereto.  The exercise price of the warrants was $5.00 per share.  On January 20, 2009, the Company repaid the promissory note and issued 28,656 warrants related to this note.

•
On August 29, October 31, and November 30, 2007, the Company borrowed for working capital needs $50,000, $100,000 and $25,000, respectively, from James Davis.  On December 27, 2007 these notes were converted into the units sold by the Company in its 2007 Private Placement (see Note 13(e)). Pursuant to the terms of the promissory notes the Company issued to Mr. Davis 12,550 five-year warrants to acquire the Company’s common stock at $5.00 per share that were valued at $28,340 using the Black-Scholes pricing model. These warrants were expensed as interest expense during the year ended December 31, 2007.

•
On October 15, 2007, the Company borrowed $600,000 pursuant to a promissory note issued to an individual investor.  In consideration for this loan, on November 7, 2007 the Company agreed to issue 33,333 shares of its common stock to the investor.  The $66,666 value of this consideration was recorded as debt issuance cost and was amortized over the term of the loan using the straight-line method, which approximates the interest method.  The Company recorded $0, $7,836 and $66,667 of interest expense related to the amortization of this debt issuance cost during the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, respectively.  On October 31, 2008, pursuant to the terms of the loan when the loan remained unpaid on that date, the Company issued to the investor 6,667 shares of its common stock and a five-year immediately exercisable warrant to acquire 16,667 shares of its common stock at an exercise price of $2.00.  The $6,667 value of the shares issued and the $12,834 value of the warrants was recorded as interest expense during the year ended December 31, 2008.

On March 19, 2009, the note was renewed to mature on March 28, 2010.  As consideration to the lender for renewing the loan, the Company agreed to issue 11,111 shares of its common stock to the lender for each month or portion thereof that the principal amount of the loan remained outstanding.  On the renewal date, the Company issued a total of 66,667 shares of its common stock to the lender, representing the first six months compensation.  It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the value of the shares issued pursuant to this arrangement was immediately recorded as debt extinguishment expense.  Additional accruals of stock to be issued subsequent to the initial six month period were also expensed each month as debt extinguishment expense.  During the years ended December 31, 2010 and 2009, the Company recorded debt extinguishment expense related to the stock consideration of $55,555 and $44,444, respectively.

On March 26, 2010, the lender agreed to convert the $600,000 loan and $97,546 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of Company’s common stock.  The immediately exercisable warrants had a three-year term, an exercise price of $1.83 per share and a cashless exercise provision.  The lender immediately elected to exercise the warrants, and the Company issued 102,154 shares of stock to the lender pursuant to the cashless exercise.  The Company recognized debt extinguishment expense of $870,981 during the year ended December 31, 2010, representing the excess fair value of the securities issued over the carrying value of the debt and interest.  Upon loan conversion to equity, the Company issued to the individual lender 66,666 shares of common stock as consideration pursuant to the original terms of the loan.

On January 7, 2009, upon the effective date of the 2009 Public Offering, the Company issued 292,384 shares of common stock to holders of $733,334 of convertible debentures pursuant to the automatic conversion of the debentures and $143,815 interest accrued thereon.

•
On December 28, 2007, pursuant to the terms of guarantees of its $1.6 million of Crown Bank promissory notes, the Company issued to Mr. Davis, Mr. Reiling and another guarantor an aggregate of 88,889 shares of the Company’s common stock.  The $88,889 value of the shares was immediately expensed as interest.  On October 31, 2008, pursuant to the terms of the guarantees, when the Crown bank loan remained unpaid the Company issued to the three guarantors an aggregate amount of 17,778 shares of our common stock and five-year immediately exercisable warrants to acquire an aggregate of 44,445 shares of our common stock at an exercise price of $2.00 per share.  The $17,778 value of the shares issued and the $34,223 value of the warrants was recorded as interest expense during the year ended December 31, 2008.

On March 19, 2009, $1.2 million of the Crown Bank loan was renewed to mature on March 28, 2010, with Mr. Davis and Mr. Reiling as guarantors.  As consideration to the guarantors for guaranteeing the renewed note, the Company agreed to issue a total of 22,222 shares of its common stock to the guarantors for each month or portion thereof that the principal amount of the loan remained outstanding.  On the renewal date, the Company issued an aggregate of 133,334 shares of its common stock to the guarantors representing the first six months compensation, and in issuances made on June 25, 2010 and July 12, 2010 issued the 155,556 shares of common stock accrued subsequent to the initial six month period.  It was determined that a substantial modification of the terms of the note had not occurred, as the present value of the cash flows under the new convertible promissory note was less than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the value of the shares issued pursuant to this arrangement was recorded as interest expense over the term of the renewed note.  During the years ended December 31, 2010 and 2009, the Company recorded interest expense related to the stock consideration of $33,334 and $111,111, respectively.

On March 28, 2010 and again on April 28, 2010, the maturity dates of the Company’s $1.2 million Crown Bank loan were extended.  As consideration to the guarantors for guaranteeing the note extensions, the Company agreed to continue to issue a total of 22,222 shares of its common stock to the guarantors each month through June 28, 2010.  On July 12, 2010, the 66,666 shares accrued during the loan extension periods were issued to the guarantors.  It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the value of the shares issued pursuant to this arrangement was recorded as debt extinguishment expense.  During the year ended December 31, 2010, the Company recorded debt extinguishment expense related to the stock consideration of $130,000.

On June 25, 2010, of the Crown Bank note was renewed once again with $100,000 to mature on November 28, 2010 and $900,000 to mature on March 28, 2011.  The Company agreed to continue to total of 22,222 shares of its common stock to the guarantors for each month the loan was outstanding through November 28, 2010 and 20,000 shares per month thereafter until the maturity date.  Pursuant to this consideration arrangement, the Company issued 65,555 shares of its common stock to each of Mr. Davis and Mr. Reiling on July 12, 2010, representing the first six months of such consideration.  It was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original note.  Accordingly, the value of the shares issued pursuant to this arrangement was recorded as debt extinguishment expense. During the year ended December 31, 2010, the Company recorded debt extinguishment expense related to the stock consideration of $252,388.

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

•
On June 16, 2009, an individual guarantor provided a guarantee of a $100,000 bank loan to the Company (see Note 11).  The bank loan was retired on June 28, 2010.  As consideration for the guarantee, the Company agreed to issue 1,111 shares of its common stock as for each month or portion thereof that the principal amount of the bank loan remained outstanding.  Pursuant to this consideration arrangement, the Company issued 6,667, 4,444 and 2,222 shares to the guarantor on June 16, 2009, May 28, 2010 and June 25, 2010, respectively.  During the years ended December 31, 2010 and 2009, the Company recorded interest expense related to the guarantor stock consideration of $5,467 and $9,833, respectively.

•
On September 21, 2009, Mr. Davis provided a $243,000 loan to the Company (see Note 10).  On August 2, 2010, Mr. Davis applied the principal amount of the loan to the exercise of warrants in the Company’s 2010 Warrant Replacement Offering.  As consideration for the loan, the Company agreed to issue 2,700 shares of its common stock to Mr. Davis for each month or portion thereof that the principal amount of the loan remained outstanding.  In addition, in lieu of cash interest, the Company agreed to issue 1,618 shares of its common stock to Mr. Davis for each month or portion thereof that the principal amount of the loan remained outstanding. Pursuant to these consideration and interest arrangements, the Company issued 19,833 and 31,302 shares to Mr. Davis on September 21, 2009 and July 12, 2010, respectively.  During the years ended December 31, 2010 and 2009, the Company recorded interest expense related to the stock consideration and interest payments of $25,619 and $47,248, respectively.

•
On September 23, 2009, an individual guarantor provided a guarantee of a $100,025 bank loan (see Note 11). As consideration for the guarantee, the Company agreed to issue 1,111 shares of its common stock as for each month or portion thereof that the principal amount of the bank loan remained outstanding.  Pursuant to this consideration arrangement, the Company issued 6,667 shares to the guarantor on September 23, 2009, representing the first six months of consideration, and is accruing for later issuance the additional shares as agreed.  As of December 31, 2010, 11,111 shares were accrued for issuance.  All accrued shares will be issued upon repayment of the loan.  During the years ended December 31, 2010 and 2009, the Company recorded interest expense related to the guarantor stock consideration of $5,121 and $17,779, respectively.

•
On September 23, 2009, an individual provided a $300,000 loan to the Company (see Note 11). As consideration for the loan, the Company agreed to issue 3,333 shares of its common stock as for each month or portion thereof that the principal amount of the bank loan remained outstanding.  Pursuant to this consideration arrangement, the Company issued 20,000 shares to the guarantor on September 23, 2009, representing the first six months of consideration, and is accrued for later issuance the additional shares as agreed.  In addition, in lieu of cash interest, the Company agreed to issue 1,998 shares of its common stock to the lender for each month or portion thereof that the principal amount of the loan remained outstanding.  As of December 31, 2010, 65,301 shares were accrued for issuance pursuant to these arrangements.  During the years ended December 31, 2010 and 2009, the Company recorded interest expense related to the guarantor stock consideration and interest payments of $26,153 and $85,701, respectively.  On February 8, 2011, the Company refinanced the loan, issuing a $300,000 convertible promissory note to the lender (see Note 15).  The new convertible promissory note does not provide for stock-based consideration or interest.  On the date of the refinancing, the Company issued 70,632 shares to the lender for accrued consideration and interest earned through that date pursuant to the terms of the original promissory note.

•	On November 6, 2009, the Company issued 925 shares of its common stock valued at $1,322 to Scott Smith, a director, as consideration for providing a $26,000 loan.

•
On June 11, 2010, the Company closed on the sale of $885,000 of June 2010 Notes (see Note 10).  Each June 2010 Note bore interest payable in warrants to purchase shares of the Company’s common stock during the first 30 days of their terms.  For every $13,000 original principal amount of June 2010 Notes, 10,000 three-year warrants to acquire shares of the Company’s common stock at $1.30 per share were issued as interest expense.  On July 12, 2010, 680,770 warrants were issued.  The warrants were valued using the Black-Scholes pricing model at $1.51 per share (see Note 1(j)).  Interest expense related to these warrants of $1,027,962 was recorded during the year ended December 31, 2010.

(h)	Warrant exercises

On September 25, 2009, the Company commenced tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants.  Pursuant to the offer, the Company temporarily modified the terms of certain outstanding warrants so that each holder who tendered them for early exercise on or before November 6, 2009 received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of the Company’s common stock at an exercise price of $1.30 per share (the “2009 Replacement Warrants”).  On November 6, 2009, warrants to purchase 1,244,829 shares of common stock were tendered resulting in gross proceeds to the Company of $1,618,278, including the cancellation of a $26,000 loan from a director and $11,250 of directors’ fees owed to another director in lieu of cash payments for the exercise of a portion the warrants they exercised.  Upon the closing of the tender offer, the Company issued 1,244,829 shares of common stock and 1,244,829 2009 Replacement Warrants.  The $1,356,864 fair value of the 2009 Replacement Warrants as determined using the Black-Scholes pricing model was expensed with an offsetting entry to additional paid-in capital.  The $1,618,278 purchase price of the stock issued pursuant to the warrant exercise, less the $171,865 expenses of the offering was recorded as capital stock and additional paid-in capital.  The fair value of the warrants was estimated on the November 6, 2009 closing date using the Black-Scholes pricing model, calculated using the following assumptions:  a risk-free rate of 1.40%, a three year expected life, expected volatility of 132.4% and no expected dividends.  The incentive for early warrant exercise was recorded as other expense rather than as an operating expense, as the Company does not consider this to be a normal part of its operations.

On July 2, 2010, the Company commenced a second tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants.  Pursuant to the offer, the Company temporarily modified the terms of certain outstanding warrants so that each holder who tendered them for early exercise on or before August 2, 2010 received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of the Company’s common stock at an exercise price of $1.30 per share (the “2010 Replacement Warrants”).  On August 2, 2010, warrants to purchase 1,007,529 warrants were tendered by warrant holders and accepted by the Company.  Holders of 809,217 warrants paid for their warrant exercise by the cancellation of $1,051,982 of amounts due them pursuant to promissory notes from the Company (see Note 10).  Warrants to purchase 198,312 shares of common stock were exercised for cash, resulting in gross proceeds to the Company of approximately $257,741.  Upon the closing of the tender offer, the Company issued 1,007,529 shares of common stock and 1,007,529 2010 Replacement Warrants.  The $1,309,787 purchase price of the stock issued pursuant to the warrant exercise, less the $92,377 expenses of the offering was recorded as capital stock and additional paid-in capital.  The 1,007,529 2010 Replacement Warrants issued, valued at $1,370,239, were recorded as incentive for early warrant exercise expense in other expenses on the consolidated statement of operations during the year ended December 31, 2010.  The fair value of the warrants was estimated on the August 2, 2010 closing date using the Black-Scholes pricing model, calculated using the following assumptions:  a risk-free rate of 0.85%, a three year expected life, expected volatility of 128.3% and no expected dividends.  The incentive for early warrant exercise was recorded as other expense rather than as an operating expense, as the Company does not consider this to be a normal part of its operations.

The Company did not deduct the replacement warrants for tax purposes.  We believe upon an IRS inquiry, it is a more likely than not position that the treatment is correct.  If the IRS did have the Company expense the value of the warrants, it would result in income to the warrant holders.  The additional expense for the Company would increase the NOL (which currently has a full valuation allowance) and not have a material effect on the financial statements besides an increase in the NOL available disclosure.

The Company issued 279,870 and 101,975 shares of common stock to certain warrant holders and realized proceeds of $344,631 and $132,568 upon their exercise of warrants during the years ended December 31, 2010 and 2009, respectively.

(i)	Warrants summary

Warrant activity was as follows for the years ended December 31:

	Warrants		Weighted-Average Exercise Price
	2010	2009	2010	2009
Outstanding, January 1	7,386,559	1,074,014	$1.47	$3.05
Granted	2,209,472	7,689,349	1.36	1.30
Exercised	(1,668,572)	(1,346,804)	1.41	1.30
Expired	(123,741)	(30,000)	8.64	20.00
Outstanding, December 31	7,803,718	7,386,559	$1.33	$1.47

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model (see Note 1(j)).  Stock-based compensation cost related to warrants issued to directors (in lieu of stock options) was $0, $0 and $12,075 for the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, respectively.  The table above excludes 305,000 warrants that will be issued as part of Units to be delivered upon exercise of 305,000 underwriter’s warrants originally issued pursuant to the 2009 Pubic Offering (see Note 13(e)).

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

•
In March 2002, the Company granted an aggregate of 90,000 employee stock options to officers and directors that were exercisable at $11.33 per share.  The officers’ options vested ratably over a 36-month period through December 2004, while the directors’ options vested ratably over a 24-month period through April 2004.  An aggregate $342,782 of stock-based compensation expense related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2010.

•
In October 2003, an officer resigned from the Company and 15,000 of his unvested options were forfeited and in October 2004 his remaining 21,000 options expired.  In February 2004, a director resigned from the Board, and 375 of his unvested options were forfeited, and in October 2005 his remaining 2,625 options expired.  Effective May 1, 2007, Maurice Taylor, the Company’s former Chairman and Chief Executive Officer, retired from the Company.  Pursuant to a May 11, 2007 agreement to defer payment of his unpaid salary, the Company extended the date through which Mr. Taylor may exercise 45,000 options (including options gifted to his children) following his separation to April 1, 2012.  The Company recorded stock-based compensation expense of $103,500 related to the extension of the exercise date during the period from August 17, 1999 (inception) to December 31, 2010.

•
In April 2002, the Company issued a nonqualified stock option to a consultant to acquire 3,000 shares of common stock at $11.33 per share. This option expired unexercised.  At the same time, the Company also issued a nonqualified stock option to another consultant to acquire 3,000 shares of common stock at $11.33 per share. This option vested ratably over a two-year period through April 2004.  An aggregate of $27,600 of stock-based compensation expense related to these options was recognized in the period from August 17, 1999 (inception) to December 31, 2010.

•
In February 2004, the Company issued 45,000 employee stock options to Michael Grossman, our former President and Chief Operating Officer.  These options were valued at $6.70 per share, vested ratably over a three-year period and are exercisable at $20.00 per share.  The Company expensed, $16,811 and $303,000 related to these options during the year ended December 31, 2007 and the period from August 17, 1999 (inception) to December 31, 2010, respectively.  Pursuant to a May 11, 2007 separation agreement, the Company extended the date through which Mr. Grossman may exercise 45,000 options (including options gifted to his children) following his separation until February 1, 2012.  The Company recorded stock-based compensation expense of $117,000 related to the extension of the exercise during the period from August 17, 1999 (inception) to December 31, 2010.

•
In February 2004, the Company issued 3,000 nonqualified stock options to a consultant in consideration of services rendered.  The options were valued at $6.70 per share, and vested as to 1,500 shares upon issuance and as to the remaining 1,500 shares on January 1, 2005.  These options are exercisable at $20.00 per share through February 2014.  The Company expensed $20,200 related to these options during the period from August 17, 1999 (inception) to December 31, 2010.

•
In July 2004, the Company issued 20,000 employee stock options to Mr. Thon in connection with his employment agreement.  These options were valued at $15.00 per share, vested ratably over a three-year period, and are exercisable at $25.00 per share through July 2014.  The Company expensed $300,000 related to these options during the period from August 17, 1999 (inception) to December 31, 2010.  On July 11, 2008, in connection with the issuance of new options to Mr. Thon (see below), these options were cancelled.

•
In January 2005, the Company issued 15,000 stock options to Mr. Carlson, who at the time was the Company’s Vice President of Marketing and Sales.  The options were valued at $16.20 per share, vest ratably over a three-year period, and are exercisable at $23.50 per share through January 2015.  The Company expensed $243,000 related to these options during the period from August 17, 1999 (inception) to December 31, 2010.  On July 11, 2008, in connection with the issuance of new options to Mr. Carlson (see below), these options were cancelled.

•
In September 2005, the Company issued 15,000 stock options exercisable at $6.00 per share to an employee.  The options were valued at $5.30 per share and expired unexercised.  The Company expensed $15,460 related to these options during the period from August 17, 1999 (inception) to December 31, 2010.

•
On March 1, 2006, the Company issued to five of its employees five-year stock options to acquire a total of up to 20,000 shares of common stock at $7.50 per share.  The options, valued at $5.60 per share, vest upon the Company securing FDA approval of its ProUroScanTM system.  10,000 of these options were awarded to employees who subsequently left the Company and have been forfeited.  The remaining options are being expensed over the vesting period (estimated by the Company as forty-one months) as general and administrative expense.  The Company expensed $209, $2,823and $94,216 related to these options during the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, respectively.

•
On May 30, 2006, the Company issued 3,000 nonqualified stock options to Mr. Smith, a director, upon his appointment to the Board.  The options were valued at $5.90 per share, and vested over a two year period.  These options are exercisable at $7.00 per share through May 2013.  The Company expensed $17,700 related to these options during the period from August 17, 1999 (inception) to December 31, 2010.

•
On February 1, 2007, the Company granted to Mr. Carlson, a seven-year option to acquire up to 20,000 shares of the Company’s common stock at a price of $5.00 per share.  The options were valued at $3.40 per share using the Black-Scholes pricing model and will be expensed over the vesting period as general and administrative expense.  The vesting schedule was as follows:

(a)	5,000 shares vested immediately.

(b)
5,000 shares would have vested upon the Company’s closing on new equity financing arrangements aggregating to $3,000,000 or more after February 1, 2007 and prior to December 31, 2007.  This objective was not met, and these options did not vest and were forfeited.

(c)
5,000 shares would have vested if the Company records gross product revenues of $1,000,000 or more in the Company’s 2008 fiscal year.  This objective was not met, and these options did not vest and were forfeited.

(d)	5,000 shares vested on December 31, 2008.

The Company expensed $34,000 related to these during the period from August 17, 1999 (inception) to December 31, 2010.

•
On June 14, 2007, the Company issued 3,000 nonqualified stock options to Mr. Rudelius, upon his appointment to the Board.  The options were valued at $2.40 per share, and vested ratably over a 24-month period through June 14, 2009.  These options are exercisable at $2.90 per share through May 2014.  The Company expensed $0, $1,800 and $7,200 related to these options during the year ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, respectively.

•
On July 11, 2008, the Company issued incentive stock options to acquire 70,000 shares of its common stock to Mr. Carlson.  The options are exercisable for a period of seven years at an exercise price of $1.00 per share.  Of the options, 10,000 shares vest immediately, 20,000 shares vested on each of July 1, 2009 and July 1, 2010 and 20,000 shares will vest on July 1, 2011.  At the same time, Mr. Carlson agreed to cancel existing, fully-vested stock options to acquire 15,000 shares of common stock at an exercise price of $23.50 per share.  The Company accounts for options that are cancelled and reissued simultaneously as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options, valued at $0.79 per share using the Black-Scholes pricing model, over the $0.31 per share value of the cancelled options on the cancellation date were expensed immediately as general and administrative expense. The value of the unvested portion will be recorded as general and administrative expense over the three-year vesting period.  The Company expensed $17,000, $17,000 and $45,750 related to these options during the year ended December 31, 2010 and 2009, and the period from August 31, 1999 (inception) to December 31, 2010, respectively.

•
On July 11, 2008, the Company issued incentive stock options to acquire 35,000 shares of its common stock to Mr. Thon.  The options are exercisable for a period of seven years at an exercise price of $1.00 per share.  Of the options, 10,000 shares vest immediately and 8,333 shares vested on each of July 1, 2009 and July 1, 2010 and 8,334 shares will vest on July 1, 2011.  At the same time, Mr. Thon agreed to cancel existing, fully-vested stock options to acquire 20,000 shares of common stock at an exercise price of $25.00 per share.  The Company accounts for options that are cancelled and reissued simultaneously as a modification of the terms of the original option.  Accordingly, the incremental compensation cost of the fully vested portion of the newly issued options, valued at $0.79 per share using the Black-Scholes pricing model, over the $0.27 per share value of the cancelled options on the cancellation date were expensed immediately as general and administrative expense.  The value of the unvested portion will be recorded as general and administrative expense over the three-year vesting period.  The Company expensed $7,084 $7,083 and $20,209 related to these options during the year ended December 31, 2010 and 2009, and the period from August 31, 1999 (inception) to December 31, 2010, respectively.

•
On August 11, 2008, the Company issued 1,000 non-qualified stock options (immediately exercisable) to each of its three outside directors, Mr. Koenig, Mr. Smith and Mr. Rudelius, pursuant to its standard annual option award program, upon their re-election to the Company’s Board.  The options are exercisable for a period of seven years at an exercise price of $0.90 per share, and were valued at $0.71 per share.  The Company expensed $2,130 related to these options during the period from August 17, 1999 (inception) to December 31, 2010.

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

•
On July 23, 2009, the Company granted a non-qualified stock option to acquire an aggregate of 100,000 shares of its common stock to a consultant pursuant to a consulting arrangement.  The options expire seven years from the date of issuance and have an exercise price of $1.21 per share.  Options to purchase 50,000 shares vested immediately, and were valued at $0.97 per share using the Black-Scholes pricing model on the issuance date.  Options to purchase the remaining 50,000 shares vested on July 23, 2010, and were valued on that date using the Black-Scholes pricing model at $1.01 per share.  The value of the options to purchase all 100,000 shares was recognized as general and administrative expense over the 12 month consulting period.  The Company expensed $34,208, $64,792 and $99,000 during the years ended December 31, 2010 and 2009 and the period from August 31, 1999 (inception) to December 31, 2010, respectively.

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

•
On September 29, 2009, the Company issued non-qualified stock options to each of its non-employee directors, Mr. Koenig (50,000 options), Mr. Smith (30,000 options) and Mr. Rudelius (30,000 options).  On the same date, the Company issued incentive stock options to its executive officers, Mr. Carlson (150,000 options) and Mr. Thon (60,000 options).  The options expire seven years from the date of issuance, are exercisable at $1.50 per share and vest upon the latter of the date that the Company is cleared by the FDA to sell its ProUroScan System in the United States or the date that the Company closes on an aggregate of $2 million or more of incremental financing after the date of grant, including financing received upon the exercise of existing warrants.  The options were valued at $1.21 per share using the Black-Scholes pricing model and are being expensed over the estimated vesting period as general and administrative expense.  The Company expensed $122,613, $232,320 and $354,933 during the years ended December 31, 2010 and 2009 and the period from August 31, 1999 (inception) to December 31, 2010, respectively, related to these options.

•	On November 23, 2009, Mr. Koenig exercised 32,000 of his non-qualified options in a cashless exercise that resulted in a net issuance of 22,229 shares of common stock.

•
On March 1, 2010, the Company issued 10,374 nonqualified stock options to each of Mr. Davis and Mr. Chambers, upon their appointment to the Board.  The options were valued at $1.97 per share, and vest ratably over a 24-month period through March 1, 2012.  These options are exercisable at $2.41 per share through March 1, 2017.  The Company expensed $15,354 related to these options during the year ended December 31, 2010.

•
On August 10, 2010, the Company issued 72,675 non-qualified stock options (immediately exercisable) to each of its non-employee directors pursuant to its standard annual option award program, upon their re-election to the Board.  The options are fully vested and exercisable for a period of seven years at an exercise price of $1.72 per share.  The options were valued at $1.33 per share using the Black-Scholes pricing model and $96,658 was immediately expensed as general and administrative expense during the year ended December 31, 2010.

(k)	Stock options summary

Stock option activity was as follows for the years ended December 31:

	Options		Weighted-Average Exercise Price
	2010	2009	2010	2009
Outstanding, January 1	840,500	233,000	$3.01	$7.73
Granted	93,423	644,500	1.87	1.23
Exercised	—	(32,000)	—	0.86
Forfeited/Expired	—	(5,000)	—	7.50
Outstanding, December 31	933,923	840,500	$2.90	$3.01
Exercisable, December 31	517,635	398,833	$3.97	$4.73

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Vested or Expected to Vest			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$0.85-$1.25	400,500	$0.99	5.39	322,166	$0.95
$1.50 - $1.72	392,675	$1.54	6.52	72,675	$1.50
$2.41-$2.90	23,748	$2.47	5.86	10,794	$2.90
$5.00-$7.50	18,000	$6.03	4.50	13,000	$5.46
$11.33	51,000	$11.33	1.84	51,000	$11.33
$20.00	48,000	$20.00	1.79	48,000	$20.00
	933,923	$2.90	5.48	517,635	$3.97

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2010 was $86,350 and $80,683, respectively.  The average fair value of each option granted during the years ended December 31, 2010 and 2009, and the period from August 17, 1999 (inception) to December 31, 2010, as determined using the Black-Scholes pricing model (see Note 1(i)) was $1.31, $0.99 and $2.21, respectively.  The options exercised in 2009 were exercised pursuant to cashless exercise provisions of the options and no cash was received by the Company.

(13)	Related Parties

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties.  During the years ended December 31, 2010 and 2009, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

On January 15, 2009, the Company repaid an outstanding $37,500 loan along with accrued interest thereon to Mr. Reiling.

On March 19, 2009, pursuant to the guaranties received relating to the Company’s renewal of its $1,200,000 Crown Bank promissory note, the Company issued 66,667 shares of its common stock as consideration to each of Mr. Davis and Mr. Reiling for the first six months of the loan term.  Pursuant to March 28, April 28 and June 28, 2010 renewals of the promissory note, on July 12, 2010, the Company issued 109,999 shares of its common stock to each of Mr. Davis and Mr. Reiling for the loan term through December 28, 2010.  The aggregate 219,998 shares issued were valued at $393,498 based on the fair market value on the dates of the loan guarantees.

On March 19, 2009, a $37,500 convertible promissory note and a $150,000 convertible promissory note due to Mr. Davis were refinanced and combined with other loans and advances on behalf of the Company from Mr. Davis into a $281,000 convertible promissory note.  On May 26, 2009, Mr. Davis exercised his conversion rights under the promissory note and the note was converted into 510,909 shares of the Company’s common stock (see Note 13(g)).

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock to its non-employee directors as payment of $20,250 directors’ fees accrued during 2008, in lieu of cash.

On September 1, 2009, the Company borrowed $26,000 from Mr. Smith for working capital purposes.  On November 6, 2009, the entire amount due to Mr. Smith was applied toward his exercise of warrants tendered in the 2009 Warrant Tender Offering.  Although no promissory note was issued, on November 6, 2009, the Company issued 925 shares of its common stock valued at $1,322 to Mr. Smith as consideration for making the loan and in lieu of cash interest.

Between May 1, 2009 and September 16, 2009, Mr. Davis made various payments for the benefit of the Company and provided the Company with certain cash advances totaling approximately $243,000.  On September 21, 2009, Mr. Davis and the Company executed the Davis Note.  Upon execution, as consideration for making the payments and advances represented by the Davis Note, the Company issued 19,833 shares of its common stock to Mr. Davis and agreed to accrue for future issuance to Mr. Davis 2,700 shares of common stock for each month (or portion thereof) that the Davis Note remained outstanding after March 21, 2010.  In addition, under the terms of the Davis Note, the Company accrued for issuance to Mr. Davis, in lieu of cash interest, 1,618 shares of its common stock for each month (or portion thereof) that the principal amount of the Davis Note was outstanding.  On July 12, 2010, the Company issued 31,302 shares of common stock as consideration and interest.  The shares were valued at $44,605 based on the fair market value on the date of the loan. On August 2, 2010, Mr. Davis used the $243,000 Davis Note as payment for the exercise an aggregate 186,923 warrants pursuant to the Company’s 2010 Warrant Tender Offer.

On March 1, 2010, the Company’s Board of Directors awarded $12,000 to director David Koenig in recognition of his years of service as corporate secretary.  In addition, Mr. Koenig was engaged by the Board as a paid consultant to the Company to assist management with corporate financing.  In this role, Mr. Koenig was paid $4,000 per month from March to December 2010.

On June 11, 2010, the Company sold to Mr. Koenig, Mr. Davis, director Robert Rudelius and William Reiling, a more than five percent shareholder, a total of $403,000 of June 2010 Notes.  Pursuant to the terms of the June 2010 Notes, on July 11, 2010 the Company issued as interest an aggregate 310,000 three-year warrants to acquire its common stock at $1.30 per share to Mr. Koenig, Mr. Davis, Mr. Rudelius and Mr. Reiling.  On August 2, 2010, all of these notes were used as payment for the exercise of an aggregate 310,000 warrants pursuant to the Company’s 2010 Warrant Tender Offer.

On July 1, 2010, the Company issued an aggregate of 22,762 shares of stock to its independent directors as payment for $36,416 of accrued directors’ fees, in lieu of cash.

On October 12, 2010, the Company issued an aggregate of 10,917 shares of its common stock to its independent directors as payment of $17,250 of directors’ fees accrued from July 1, 2010 through September 30, 2010, in lieu of cash.

In total, amounts expensed for related party interest and related party debt extinguishment costs were $646,826 and $285,721, respectively, during the year ended December 31, 2010, $311,230 and $347,820, respectively, during the year ended December 31, 2009, and $2,306,049 and $708,583, respectively, during the period from August 17, 1999 (inception) to December 31, 2010.

(15)	Subsequent Events

On January 14, 2011, the Company renewed its $100,025 promissory note with Central Bank (see Note 11).  The renewed note bears interest at the prime rate plus one percent, with a minimum rate of 6.0 percent and matures on January 17, 2012.  The renewed promissory note remains guaranteed by an individual guarantor, whose guaranty was collateralized by Company assets.  As consideration for providing the 2011 guaranty, the Company issued to the guarantor 6,667 shares of stock and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning July 17, 2011.  All accrued shares will be issued upon repayment of the loan.  In addition, as consideration for providing the guaranty during the original note term, the Company issued to the guarantor 11,111 shares of stock that had accrued pursuant to this arrangement during the original note term.  In addition, the Company’s existing security agreement with the guarantor, which provided him with a subordinated security interest in the Company’s assets, will remain in effect until the Central Bank promissory note is retired.  It was determined the loan modification was a substantial modification of the terms of the note, as the present value of the cash flows under the new convertible promissory note was greater than 10 percent different from the present value of the cash flows under the original notes.  The shares to be issued as consideration, valued at $1.08 per share on the loan renewal date, will be recorded as debt extinguishment expense over the term of the loan.

On February 4, 2011, the Company repaid a $65,000 June 2010 Note (see Note 10).

On February 8, 2011, the Company issued an aggregate of 12,379 shares of its common stock to its independent directors for $12,500 of directors’ fees earned in the fourth quarter of 2010 and accrued for at December 31, 2010, in lieu of cash.

On February 8, 2011, the Company refinanced its $300,000 note payable with an individual lender (see Note 10).  The replacement note bears interest at 6.0 percent per year, matures on August 8, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share.  The Company may prepay the note at any time with 30-days’ notice, during which time the lender may exercise his conversion rights under the terms of the convertible note.  Stock-based compensation and interest provisions of the original note do not apply to the convertible note.  The convertible note provides the lender with a subordinated security interest in the Company’s assets.  It was determined that the note refinancing was a substantial modification of the terms of the note, as it included a conversion feature that was deemed to be substantive.  On the date of the refinancing, the Company issued 70,632 shares to the lender for accrued consideration and interest earned through that date pursuant to the terms of the original promissory note.

On February 10, 2011, the Company issued a $65,698 unsecured convertible promissory note to a service provider in settlement of a $65,698 payable.  The unsecured promissory note bears interest at 6.0 percent per year, matures on August 10, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share.  Interest is payable in cash at the end of each calendar quarter. The Company may repay the note at any time with 30-days' notice, during which time the holder may exercise its conversion rights under the term of the convertible note.

On February 11, 2011, the Company refinanced an $11,018 June 2010 Note with an individual lender (see Note 10). The unsecured replacement note bears interest at 6.0 percent per year, matures on August 11, 2012 and is convertible into shares of the Company’s common stock at $1.30 per share.  The Company may prepay the note at any time with 30-days’ notice, during which time the lender may exercise her conversion rights under the terms of the convertible note.  It was determined that the note refinancing was a substantial modification of the terms of the note, as it included a conversion feature that was deemed to be substantive.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2010.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, it believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.
PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The persons listed in the table below are directors, executive officers and/or affiliates of the Company, and the address for each person is c/o ProUroCare Medical Inc., 6440 Flying Cloud Dr., Suite 101, Eden Prairie, MN 55344. There are no family relationships among our executive officers or directors.

Name	Age	Position
Richard C. Carlson	59	Chief Executive Officer and Acting Chairman of the Board
Michael Chambers	56	Director
James L. Davis s	66	Director
David F. Koenig	70	Director
Robert J. Rudelius	55	Director
Scott E Smith	55	Director
Richard B. Thon	55	Chief Financial Officer

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

Michael Chambers, JD, Ph.D. Elected Director on March 1, 2010.  Dr. Chambers currently serves as President and CEO of Swift Biotechnology, a company he co-founded in January 2010. Swift is commercializing early diagnostics for gynecological cancers through technology invented at the Mitchell Cancer Institute.  From 1999 through 2005, Dr. Chambers served as President and CEO of InnoRx Pharmaceuticals, a privately-held company specializing in drugs and drug delivery systems for ophthalmic diseases that he helped establish. He is also "of Counsel" to the law firm of Cabaniss Johnston, based in Birmingham, Alabama.  Dr. Chambers is a member of the Governance and Nominating Committee.

Dr. Chambers experience as an attorney, angel investor and medical products entrepreneur helps the Board address key issues it faces in intellectual property matters and global expansion opportunities.

James L. Davis. Elected Director on March 1, 2010.  Mr. Davis is the President of Davis & Associates, Inc. which he founded more than 30 years ago. Davis & Associates represents the leading edge lighting and controls manufacturers, providing lighting and controls solutions for customers in the upper Midwest.  Mr. Davis is a member of the board of directors of Cachet Financial Solutions, a leading provider of remote deposit capture (RDC) solutions for financial institutions and their customers. Mr. Davis is a member of the Compensation Committee.

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

Robert J. Rudelius, Director since 2007.  Since 2003, Mr. Rudelius has been the Managing Director and CEO of Noble Ventures, LLC, a company he founded, providing advising and consulting services to early-stage companies in the information technology, renewable energy and loyalty marketing fields.  Mr. Rudelius is also the Managing Director and CEO of Noble Logistics, LLC, a holding company he founded in 2002 to create, acquire and grow a variety of businesses in the freight management, logistics and information technology industries.  Mr. Rudelius is currently a member of the board of directors of LecTec Corporation, an intellectual property (“IP”) licensing and holding company.  Mr. Rudelius is the Chairman of the Governance and Nominating Committee and is a member of the Audit Committee.

Mr. Rudelius' experience launching several new ventures combined with 25 years of experience leading information technology companies and consulting on IT/systems matters for global companies provides a valued perspective to the Board.

Scott E Smith, Director since 2006. Mr. Smith currently serves as the Managing Director for Adams Harris, a consulting & professional services firm specializing in the areas of internal audit, accounting and finance, corporate tax, and technology process and controls; providing consulting, co-sourcing, out-sourcing, and project management solutions. He was previously employed by F-2 Intelligence Group (“F2”), a company engaged in providing critical insights to multinational corporations and private equity clients on a broad range of strategic issues. From 2004 to 2008, Mr. Smith served as F2’s Regional Director of Sales for Private Equity, where he advised private equity firms on market and competitive intelligence issues. Prior to joining F2, Mr. Smith was employed by Arthur Andersen for 23 years and served the last 10 years as an audit partner.  Mr. Smith also serves on the board of directors and chairs the audit committee of Table Trac, Inc.  Mr. Smith is a Certified Public Accountant and a Certified Management Accountant. Mr. Smith is Chairman of the Audit Committee and a member of the Compensation Committee.

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

The number of seats on the Board of Directors has been fixed by the Board of Directors at seven.  The Company’s Board of Directors is engaged in the process of identifying, evaluating and recruiting a highly qualified individual to fill the vacant director seat.

Audit Committee

Our Board of Directors has established a two-member Audit Committee that currently consists of Messrs. Smith, the Chairman, and Rudelius.  Mr. Koenig was a member of the Audit committee through March 1, 2010. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website www.prourocare.com.

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

Code of Ethics Disclosure Compliance

On November 2, 2010, our Board of Directors adopted a Code of Ethics, which includes our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.  Our Code of Ethics is available on our website www.prourocare.com, and we will provide a copy, without charge, to any shareholder upon written request to Dick Thon, ProUroCare Medical Inc., 6440 Flying Cloud Drive, Suite 101, Eden Prairie, MN 55344. We intend to post on our website any amendments to our Code of Ethics and any waivers from our Code of Ethics for principal officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require our directors, executive officers and holders of more than 10 percent of our common stock to file reports of stock ownership and changes in ownership with the Securities and Exchange Commission.  Based on the Section 16 reports filed by our directors, executive officers and greater than 10 percent beneficial owners and written representations of our directors and executive officers, we believe there were no late or inaccurate filings for transactions occurring during  2010, except as follows:

Name	Number of Late Reports	Number of Transactions Reported Late
Michael Chambers	1	1
James Davis	1	1
David Koenig	1	1
Robert Rudelius	1	1
Scott Smith	1	1

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services rendered in all capacities by our Chief Executive Officer and Chief Financial Officer. There were no other executive officers or other individuals who earned more than $100,000 during 2010. The individuals named in the table will be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Position	Year	Salary	Bonus(2)	Option Awards (3)	All Other Compensation (4)	Total
Richard Carlson(1)	2010	$174,600	$14,086	$0	$2,463	$191,149
Chief Executive Officer	2009	$150,000	$20,000	$249,700	$2,107	$421,807
and Acting Chairman of the Board

Richard Thon	2010	$133,015	$23,367	$0	$8,185	$164,567
Chief Financial Officer	2009	$133,015	$20,000	$103,200	$8,185	$264,400

(1)	All compensation Mr. Carlson earned is related to his duties as an officer.

(2)	Bonus amounts in 2010 represent amounts paid to our officers for additional income taxes they incurred when significant amounts of their salary earned in 2006 and 2007 were deferred to 2008 and 2009.

(3)
The amount in the Option Awards column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for stock options granted during the years ended December 31, 2010 and 2009, as determined using the Black-Scholes pricing model. See Notes 1(i) and 15(j) to the Consolidated Financial Statements for the year ended December 31, 2009 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Notes 1(i) and 13(j) to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010 for the material terms of stock option grants.

(4)
Other compensation represents insurance premiums paid by us with respect to term life insurance and long-term care polices for the benefit of the executive. There is no cash surrender value associated with the policies.

Outstanding Equity Awards at December 31, 2010

No stock options or stock-appreciation rights were exercised by our Named Executive Officers during 2010, and no stock appreciation rights were outstanding at the end of 2010. The table below sets forth outstanding but unexercised options of our Named Executive Officers as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date
Richard Carlson	10,000	—		—		$5.00	February 1, 2017
	50,000	20,000	(2)	—		$1.00	July 11, 2015
	100,000	—		—		$0.85	March 3, 2016
	—	—		150,000	(3)	$1.50	September 29, 2016

Richard Thon	—	—		5,000	(3)	$7.50	March 1, 2011
	3,000	—		—		$11.33	April 18, 2012
	26,666	8,334	(2)	—		$1.00	July 11, 2015
	45,000	—		—		$0.85	March 3, 2016
	—	—		60,000	(3)	$1.50	September 29, 2016

(1)
See Notes 1(i) and 14(j) to the Consolidated Financial Statements for the year ended December 31, 2010 included in Part II, Item 8 in this Annual Report on Form 10-K for the material terms of stock option grants.

(2)	Shares will vest on July 1, 2011.

(3)	Equity Incentive Plan awards will vest upon the Company securing FDA market clearance of its ProUroScan System.

Director Compensation

Each of our non-employee directors earns $10,000 per year for services to the Company.  The chairpersons of our Compensation and Governance and Nominating Committees receive $750 per committee meeting up to a maximum of $3,000 per year.  Non-chair committee members of those committees receive $500 per meeting, up to an annual maximum of $2,000.  The chairperson of the Audit Committee receives $750 per committee meeting, up to a maximum of $6,000 per year, while other members of the Audit Committee receive $500 per meeting up to a maximum of $4,000 per year.

In addition, non-employee directors receive non-qualified stock options upon election or appointment to the Board of Directors, and annually thereafter upon re-election to the Board of Directors by the Company’s shareholders, to purchase a number of shares equal to $25,000 divided by the then current stock price.  On March 1, 2010, the Company granted 10,374 non-qualified stock options to each of Mr. Chambers and Mr. Davis upon their appointment to the Board of Directors.  The options vest ratably over two years of service and are exercisable for a period of seven years at an exercise price of $2.41 per share.  On August 10, 2010, the Company issued 14,535 non-qualified stock options to each of Mr. Chambers, Mr. Davis, Mr. Koenig, Mr. Smith and Mr. Rudelius upon their re-election to Board of Directors by the Company’s shareholders.  The options were fully vested upon issuance, expire seven years from the date of issuance and are exercisable at $1.72 per share.

Directors are reimbursed for travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

The table below sets forth director compensation earned during 2010:

Name	Fees Earned or Paid in Cash	Stock Awards(4)	Option Awards(5)	Total
Michael Chambers	$0	$9,833	$39,768	$49,601
James Davis	$0	$7,833	$39,768	$47,601
David Koenig(1)	$0	$14,500	$19,332	$33,832
Scott Smith(2)	$0	$18,000	$19,332	$37,332
Robert Rudelius(3)	$0	$15,500	$19,332	$34,832

(1)	Chairman of the Compensation Committee.

(2)	Chairman of the Audit Committee.

(3)	Chairman of the Governance and Nominating Committee.

(4)
The Board of Directors elected to receive shares of our common stock in lieu of cash for directors’ fees for 2010.  Shares issued in lieu of cash for directors’ fees for 2010 were as follows:  Michael Chambers – 7,582; James Davis – 4,920; David Koenig – 11,237; Scott Smith – 12,747: and Robert Rudelius –  10,813.  The reported stock awards include shares earned during the year ended December 31, 2010 and issued on February 8, 2011.

(5)
The amount in the Option Awards column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options granted during the years ended December 31, 2010 as determined using the Black-Scholes pricing model. See Notes 1(i) and 13(j) to the Consolidated Financial Statements for the  year ended December 31, 2010 included in Part II, Item 8 of this Annual Report on Form 10-K for the material terms of stock option grants.  As of December 31, 2010, Mr. Chambers and Mr. Davis each held 24,909 stock options, Mr. Koenig held 67,535 stock options and Mr. Smith and Mr. Rudelius each held 69,535 options.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 11, 2011, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  The definition of beneficial ownership includes shares over which a person has sole or shared voting power or dispositive power, whether or not a person has any economic interest in the shares. The definition also includes shares that a person has a right to acquire currently or within 60 days of February 11, 2011.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is 6440 Flying Cloud Drive, Suite 101, Eden Prairie, MN 55344.

Name	Shares Beneficially Owned	Percent of Class
Richard C. Carlson(1)	160,850	1.0
Michael Chambers(2)	224,522	1.4
James L. Davis (3)	3,608,029	21.1
David F. Koenig(4)	231,894	1.5
Robert J. Rudelius(5)	254,466	1.6
Scott E Smith(6)	248,619	1.6
Richard B. Thon(7)	74,666	*
All directors and officers as a group (7 total)(8)	4,803,046	27.1
Seaside 88, LP(9)(10)	1,400,000	8.8
Armen Sarvazyan(11)(12)	1,095,485	6.9
Jack Petersen(13)(14)	1,088,236	6.7
William Reiling(15)(16)	956,987	5.9

*	Less than one percent.

(1)	Includes direct holdings of 850 shares of common stock and currently exercisable options to purchase 160,000 shares of common stock.

(2)
Includes direct holdings of 120,582 shares of common stock options to purchase 20,164 shares of common stock that are currently exercisable or exercisable within 60 days and currently exercisable warrants to purchase 83,776 shares of common stock.

(3)
Includes the following directly held shares and currently exercisable warrants: 2,239,020 shares of common stock, options to purchase 20,164 shares of common stock that are currently exercisable or exercisable within 60 days and warrants to purchase 1,022,203 shares of common stock.  Shares beneficially owned also include the following shares and currently exercisable warrants held by Davis & Associates Inc., 401K PSP, of which Mr. Davis has sole voting power: 94,964 shares of common stock and warrants to purchase 111,014 shares of common stock.  Shares beneficially owned also include the following shares and currently exercisable warrants held by Davis & Associates Inc., of which Mr. Davis has sole voting power: 57,482 shares of common stock and warrants to purchase 63,182 shares of common stock.

(4)
Includes direct holdings of 135,912 shares of common stock, currently exercisable warrants to purchase 50,000 shares of common stock and currently exercisable options to purchase 17,535 shares of common stock. Also includes 1,875 shares held by Clinical Network Management Corp. and 26,572 shares held by Clinical Network, Inc. with respect to each of which Mr. Koenig is an officer and minority owner.

(5)
Includes direct holdings of 79,661 shares of common stock, warrants to purchase 43,996 shares of common stock and currently exercisable options to purchase 39,785 shares of common stock.  Also includes 64,268 shares of common stock and currently exercisable warrants to purchase 26,756 share of common stock held by Nobel Ventures, of which Mr. Rudelius is an officer and the managing director.

(6)	Includes direct holdings of 139,359 shares of common stock, warrants to purchase 69,475 shares of common stock and currently exercisable options to purchase 39,785 shares of common stock.

(7)	Includes currently exercisable directly held options to purchase 74,666 shares of common stock.

(8)	Includes Messrs. Carlson, Chambers, Davis, Koenig, Rudelius, Smith and Thon.

(9)	The address of Seaside 88, LP is 750 Ocean Royale Way, Suite 805, Juno Beach, FL 33408.

(10)	Includes direct holdings of 1,400,000 shares of common stock.

(11)	The address of Dr. Sarvazyan is 1753 Linvale Harbourton Rd., Lambertville, NJ 08530.

(12)
Includes direct holdings of 937,099 shares of common stock.  Also includes 140,386 shares of common stock and currently exercisable warrants to purchase 18,000 shares of common stock held by Artann Laboratories Inc., of which Dr. Sarvazyan is an officer and minority owner.

(13)	The address of Mr. Petersen is 415 Knollwood Rd., Ridgewood, NJ 07450.

(14)	Shares beneficially owned include 618,686 directly held shares, immediately exercisable warrants to purchase 238,810 shares, and a promissory note that is immediately convertible into 230,770 shares.

(15)	The address of Mr. Reiling is 4351 Gulf Shore Blvd. North, Unit 6 North, Naples, FL 34103.

(16)	Shares beneficially owned include 699,356 directly held shares and immediately exercisable warrants to purchase 257,631 shares.

Securities Authorized for Issuance under Equity Compensation Plans as of Last Year (December 31, 2010)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	933,923	$2.90	566,077
Equity compensation plans not approved by stockholders(2)	3,787,824	$1.41	--
Total	4,721,747	$1.71	566,077

(1)	Includes shares of our common stock issuable pursuant to options granted under our 2002, 2004 and 2009 Plans (as defined below).

(2)	Consists of warrants issued to vendors, consultants, lenders and loan guarantors.

The Board of Directors adopted the ProUroCare Inc. 2002 Stock Plan (the “2002 Plan”), the ProUroCare Inc. 2004 Stock Option Plan (and the “2004 Plan”) and the ProUroCare Inc. 2009 Stock Plan (the “2009 Plan”) to provide a means by which our employees, directors, officers and consultants may be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.  Under the three Plans, we are able to grant incentive and non-qualified options, stock appreciation rights, stock awards, restricted stock awards and performance shares.  Incentive stock options granted under the Plans are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-qualified stock options granted under the Plans will not qualify as incentive stock options under the Code.  The Compensation Committee of the board of directors determines the vesting provisions of stock-based awards under the Plans on a case-by-case basis.  We utilize the fair-value method of accounting for these options.  An aggregate of $293,126, $480,873 and $2,415,771 of stock-based compensation related to these options was recognized in the years ended December 31, 2010, 2009 and the period from August 17, 1999 to December 31, 2010, respectively.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Upon the January 7, 2009 effective date of the Company’s 2009 Public Offering, convertible debentures and accrued interest in the amount of $239,222 were automatically converted into 79,741 shares of our common stock for each of director James Davis and William Reiling, both beneficial shareholders of more than five percent of our common stock at the time of the transaction (Mr. Davis became a director of the Company on March 1, 2010).

Upon the January 12, 2009 closing of the 2009 Public Offering, the following convertible notes held by related parties were automatically converted into Units, each consisting of one share of our common stock and one five-year warrant to purchase common stock at $1.30 per share:

Related Party	Amount of Convertible Debt and Accrued Interest Converted	Units Received upon Conversion
James Davis	$393,557	652,182
William Reiling	$52,474	74,964
Robert Rudelius, director	$31,318	44,742
Scott Smith, director	$36,732	52,475

On January 15, 2009, the Company repaid an outstanding $37,500 loan along with accrued interest thereon to Mr. Reiling.

On February 6, 2009, convertible debentures (and the accrued interest thereon) in the amount of $98,114 held by Mr. Davis automatically converted into 140,163 shares of our common stock.

On March 19, 2009, pursuant to the guaranties received relating to the Company’s renewal of its $1,200,000 Crown Bank promissory note, the Company issued an aggregate 66,667 shares of its common stock as consideration to each of Mr. Davis and Mr. Reiling for the first six months of the loan term.  On June 25, 2010 the Company issued 66,666 shares of common stock as consideration to each of Mr. Davis and Mr. Reiling for the last six months of the loan term.  The aggregate 133,333 shares issued were valued at $66,666 based on the fair market value on the date of the guarantees received.

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

On April 13, 2009, the Company issued an aggregate of 27,366 shares of its common stock its independent directors as payment of $20,251 directors’ fees accrued from January 1, 2008 through December 31, 2008, in lieu of cash.

On September 1, 2009, the Company borrowed $26,000 from Mr. Smith for working capital purposes.  On November 6, 2009, the entire amount due to Mr. Smith was applied toward his exercise of warrants tendered in the 2009 Warrant Tender Offering.  On November 6, 2009, the Company issued 925 shares of its common stock valued at $1,322 to Mr. Smith as consideration for making the loan and in lieu of cash interest.

Between May 1, 2009 and September 16, 2009, Mr. Davis made various payments for the benefit of the Company and provided the Company with certain cash advances totaling approximately $243,000.  On September 21, 2009, Mr. Davis and the Company executed the Davis Note.  Upon execution of the Davis Note, the Company agreed, as consideration for making the payments and advances represented by the Davis Note, to issue to Mr. Davis 19,833 shares of its common stock and to accrue for future issuance to Mr. Davis 2,700 shares of common stock for each month (or portion thereof) that the Davis Note is outstanding after March 21, 2010.  In addition, under the terms of the Davis Note, the Company accrued for issuance, 1,618 shares of its common stock for each month (or portion thereof) that the principal amount of the Davis Note remained outstanding, in lieu of cash interest.  On July 12, 2010 the Company issued 31,302 shares of common stock as consideration and interest.  The shares were valued at $44,605 based on the fair market value on the date of the loan.  On August 2, 2010, Mr. Davis applied the Davis Note amount toward the exercise of 186,923 warrants in the Company’s 2010 Warrant Tender Offering.

On March 1, 2010, the Company’s Board of Directors awarded $12,000 to director David Koenig in recognition of his years of service as corporate secretary.  In addition, Mr. Koenig was engaged by the Board as a paid consultant to the Company to assist management with corporate financing.  In this role, Mr. Koenig was paid $4,000 per month from March to December 2010.

On June 11, 2010, the Company closed on a private placement of $885,000 of unsecured promissory notes (the “2010 Private Placement”).  Three directors participated in the 2010 Private Placement:  Mr. Davis purchased $182,000 of the notes, Mr. Koenig purchased $65,000 of the notes and Mr. Rudelius purchased $26,000 of the notes.  During the first 30 days of the note term, each note bore interest payable in warrants to purchase shares of the Company’s common stock.  For every $13,000 original principal amount of notes, warrant interest accrued at a rate of 333.333 shares of common stock per day, up to a maximum of 10,000 warrants per $13,000 of original principal amount of Notes.  The warrants have an exercise price of $1.30 per share, a three-year term and are immediately exercisable.  The Company may elect to redeem the warrants at any time after the last sales price of the Company’s common stock equals or exceeds $4.00 for 10 consecutive trading days.  On August 2, 2010, the entire amount of the notes were used as payment for the exercise of 140,000, 50,000 and 20,000 warrants by Mr. Davis, Mr. Koenig and Mr. Rudelius, respectively, pursuant to the Company’s 2010 Warrant Tender Offer.

On July 1, 2010, the Company issued an aggregate of 22,762 shares of its common stock to its independent directors as payment for $36,416 of directors’ fees accrued from January 1, 2010 to June 30, 2010, in lieu of cash.

Pursuant to the guaranties received relating to the Company’s June 28, 2010 renewal of $900,000 of its Crown Bank promissory note, on July 12, 2010, the Company issued 109,999 shares of its common stock to each of Mr. Davis and Mr. Reiling.  The aggregate 219,998 shares issued were valued at $393,498 based on the fair market value on the dates of the loan guarantees.

On October 12, 2010, the Company issued an aggregate of 10,917 shares of its common stock to its independent directors as payment of $17,250 of directors’ fees accrued from July 1, 2010 through September 30, 2010, in lieu of cash.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP (“Baker Tilly Virchow Krause”) for professional services rendered for the years ended December 31, 2010 and 2009, respectively:

Fee Category	2010 Fees	2009 Fees
Audit Fees	$77,190	$77,041
Tax Fees	2,145	2,060
All Other Fees	10,060	20,955
Total Fees	$89,395	$100,056

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

4.2
Form of Warrants to acquire an aggregate of 67,657 shares of common stock of ProUroCare Medical Inc. issued to the partners of Adron Holdings, LLC in connection with a $100,000 promissory note dated November 29, 2006, January 3, 2007, February 1, 2007, and January 16, 2008 (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-KSB filed March 30, 2007).

4.3	Form of Warrant issued pursuant to the Company’s 2007 Private Placement dated December 27, 2007 (incorporated by reference to Exhibit 4.16 to Annual Report on Form 10-KSB filed March 31, 2008).

4.4	Warrant issued to James Davis dated December 27, 2007 (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-KSB filed March 31, 2008).

4.50	Form of Warrant issued pursuant to the Company’s 2008 Private Placement dated February 13, 2008 (incorporated by reference to Exhibit 4.18 to Annual Report on Form 10-KSB filed March 31, 2008).

4.6
Form of Warrants issued to William Reiling, James Davis, and the Phillips W. Smith Family Trust dated April 3, 2008 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed May 8, 2008).

4.7
Form of Origination Warrant issued pursuant to the Company’s Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1 filed September 19, 2008).

4.8
Form of Put Warrant issued pursuant to the Company’s exercise of its put right pursuant to the Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-1 filed September 19, 2008).

4.9	Warrant issued to James Davis dated September 25, 2008 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed October 23, 2008).

4.10
Form of Warrant issued to James Davis, Bruce Culver, William S. Reiling, and the Smith Family Trust, dated October 31, 2008 (incorporated by reference to Exhibit 4.25 to Amendment No. 1 to Registration Statement on Form S-1 filed November 10, 2008).

4.11	Form of Underwriters Warrant Agreement (incorporated by reference to Exhibit 4.26 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).

4.12
Form of Warrants to acquire an aggregate of 20,000 shares of common stock of ProUroCare Medical Inc. issued in favor of Artann Laboratories and Vladimir Drits on April 16, 2007 (incorporated by reference to Exhibit 4.18 to Registration Statement Form S-4/A filed October 16, 2009).

4.13
Form of Warrants to purchase an aggregate of 7,295 shares of ProUroCare Medical Inc. common stock issued to Roman Pauly on October 24, 2008 and January 12, 2009(incorporated by reference to Exhibit 4.19 to Registration Statement Form S-4/A filed October 16, 2009).

4.14
Warrant to purchase 28,656 shares of ProUroCare Medical Inc. common stock issued to the Phillips W. Smith Family Trust on January 20, 2009 (incorporated by reference to Exhibit 4.20 to Registration Statement Form S-4/A filed October 16, 2009).

4.15
Warrant to purchase 30,000 shares of ProUroCare Medical Inc. common stock issued to Kohnstamm Communications on August 6, 2009 (incorporated by reference to Exhibit 4.21 to Registration Statement Form S-4/A filed October 16, 2009).

Exhibit No.	Description
4.16
Form of Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer (incorporated by reference to Exhibit 4.27 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).

4.17	Specimen Warrant (incorporated by reference to Exhibit 4.28 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).

4.18	Form of Unit Certificate (incorporated by reference to Exhibit 4.29 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).

4.19
Form of Unit Agreement between ProUroCare Medical Inc. and Interwest Transfer (incorporated by reference to Exhibit 4.30 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).

4.20
First Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.3 to Registration Statement Form S-3 filed September 25, 2009).

4.21	Specimen Replacement Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement Form S-3 filed September 25, 2009).

4.22
Warrant to acquire 381,173 shares of ProUroCare Medical Inc. common stock issued in favor of the Phillips W. Smith Family Trust on March 15, 2010 (incorporated by reference to Exhibit 4.27 to Annual Report on Form 10-K filed March 31, 2010).

4.23
Form of warrant issued as interest under form of unsecured promissory note issued pursuant to June 11, 2010 $885,000 private placement (incorporated by reference to Exhibit 4.1 to Amended Current Report on Form 8-K/A filed June 25, 2010).

4.24
Second Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-4 filed July 2, 2010).

4.25	Specimen 2010 Replacement Warrant (incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-4 filed July 2, 2010).

4.26	Form of warrant issued to Lane Capital Markets, LLC dated September 30, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 5, 2010).

10.1 *	ProUroCare Medical Inc. Amended and Restated 2002 Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed March 31, 2008).

10.2 *	ProUroCare Medical Inc. Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed March 31, 2008).

10.3
Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by James Davis dated October 10, 2007 (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-KSB filed March 31, 2008).

10.4
Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by William Reiling dated October 10, 2007 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-KSB filed March 31, 2008).

10.5
Commercial Loan and Security Agreement with Crown Bank, executed October 31, 2007 and effective as of December 28, 2007 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-KSB filed March 31, 2008).

10.6 *
Form of Stock Option Agreement and Notice of Stock Option Grant for incentive stock options issued to Richard Carlson and Richard Thon on July 11, 2008 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 14, 2008).

10.7
License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2008).

10.8
Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 14, 2008).

10.9
Form of Unit Put Origination Warrant issued pursuant to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 4.23 to Registration Statement on Form S-1 filed September 19, 2008).

10.10	Form of Unit Put Warrant to be issued to Unit Put Agreement dated September 16, 2008 (incorporated by reference from Exhibit 4.22 to Registration Statement on Form S-1 filed September 19, 2008).

10.11
Amendment of License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated December 19, 2008 (incorporated by reference to Exhibit 10.46 to Amendment No. 4 to Registration Statement on Form S-1 filed December 22, 2008).

10.12
Amendment No.1 to Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated December 19, 2008 (incorporated by reference to Exhibit 10.46 to Amendment No. 4 to Registration Statement on Form S-1 filed December 22, 2008).

Exhibit No.	Description
10.13	Promissory Note dated March 19, 2009 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed March 26, 2009).

10.14	Financing Agreement by and between ProUroCare Medical Inc. and James Davis dated March 19, 2009 (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed March 26, 2009).

10.15	Form of Loan Guarantor Compensation Letter Agreement dated March 19, 2009 (incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K filed March 26, 2009).

10.16
Letter Agreement by and between ProUroCare Medical Inc. and the Phillips W. Smith Family Trust dated March 19, 2009 (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed March 26, 2009).

10.17
Amendment #2 to $600,000 Promissory Note dated October 15, 2007 between ProUroCare Medical Inc. and the Phillips W. Smith Family Trust dated March 19, 2009 (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K filed March 26, 2009).

10.18	Convertible Promissory Note dated March 19, 2009 issued in favor of James Davis (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 26, 2009).

10.19	Promissory note dated June 12, 2009 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2009).

10.20	Security Agreement with Crown Bank dated June 12, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2009).

10.21	ProUroCare Medical Inc. 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 17, 2009)

10.22	Promissory note dated September 21, 2009 issued in favor of James L. Davis (incorporated by reference to Exhibit 10.44 to Registration Statement on Form S-4/A filed October 16, 2009).

10.23	Promissory note dated September 23, 2009 issued in favor of Jack Petersen (incorporated by reference to Exhibit 10.45 to Registration Statement on Form S-4/A filed October 16, 2009).

10.24	Promissory note dated September 23, 2009 issued in favor of Central Bank (incorporated by reference to Exhibit 10.46 to Registration Statement on Form S-4/A filed October 16, 2009).

10.25	Security Agreement with Bruce Johnson dated September 23, 2009 (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-4/A filed October 16, 2009).

10.26
Amendment No.2 to Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated November 17, 2009 (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed March 31, 2010).

10.27
Settlement Agreement by and between ProUroCare Medical Inc. and Rensselaer Polytechnic Institute dated December 7, 2009 (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed March 31, 2010).

10.28	Modification/Amendment Agreement to Crown Bank Loans dated March 26, 2010 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 31, 2010).

10.29
Form of Promissory Note issued pursuant to the Company’s private placement of promissory notes on June 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed June 25, 2010).

10.30	$900,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010).

10.31	$100,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 2, 2010).

10.32	Form of Loan Guarantor Compensation Letter Agreement dated June 28, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 2, 2010).

10.33
Securities Purchase Agreement dated as of September 28, 2010 between ProUroCare Medical Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 29, 2010).

10.34	Promissory note dated January 17, 2011 issued in favor of Central Bank (filed herewith).

10.35	Convertible secured promissory note dated February 8, 2011 issued in favor of Jack Petersen (filed herewith).

10.36	Convertible unsecured promissory note dated February 10, 2011issued in favor of Maslon, Edelman, Borman & Brand LLP (filed herewith).

21.1	List of Subsidiaries of ProUroCare Medical Inc. (incorporated by reference to Exhibit 21.1 to Registration Statement on Form SB-2 filed August 3, 2004).

Exhibit No.	Description
23.1	Consent of Baker Tilly Virchow Krause, LLP (filed herewith).

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

ProUroCare Medical, Inc.

Date: February 15, 2011	By:	/s/ Richard C. Carlson
Richard C. Carlson
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed as of February 9, 2011, by the following persons in the capacities indicated.

Name	Title

/s/ Richard C. Carlson	Chief Executive Officer (Principal Executive Officer)
Richard C. Carlson

/s/ Richard Thon	Chief Financial Officer (Principal Financial and Accounting Officer)
Richard Thon

/s/ K. W. Michael Chambers	Director
K. W. Michael Chambers

/s/ James L. Davis	Director
James L. Davis

/s/ David Koenig	Director
David Koenig

/s/ Robert Rudelius	Director
Robert Rudelius

/s/ Scott E. Smith	Director
Scott E. Smith