Form 10-Q
period 2011-03-31
ProUroCare Medical Inc.
filed 2011-05-09
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
YES ☐  NO ☒

The registrant has 15,912,260 shares of common stock and 306,679 Units outstanding as of May 6, 2011.

ProUroCare Medical Inc.
Form 10-Q for the
Quarter Ended March 31, 2011

Table of Contents

Page No.

PART I - FINANCIAL INFORMATION		[1]

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	[1]

	Consolidated Statements of Operations	[2]

	Consolidated Statements of Cash Flows	[3]

	Notes to Consolidated Financial Statements	[6]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	[12]

ITEM 4.	CONTROLS AND PROCEDURES	[17]

PART II - OTHER INFORMATION		[17]

ITEM 1A. RISK FACTORS		[17]

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	[17]

ITEM 5.	OTHER INFORMATION	[18]

ITEM 6.	EXHIBITS	[19]

SIGNATURES		[20]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$74,248	$419,136
Other current assets	108,117	136,437
Total current assets	182,365	555,573
Equipment and furniture, net	15,094	15,232
Debt issuance costs, net	4,149	4,400
	$201,608	$575,205
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$1,000,025	$900,000
Notes payable	—	24,902
Accounts payable	546,209	614,234
Accrued license and development fees	—	—
Accrued expenses	168,511	186,343
Total current liabilities	1,714,745	1,725,479

Commitments and contingencies
Long-term note payable, bank	—	100,025
Long-term note payable	—	376,018
Long-term convertible notes payable	376,716	—
Total liabilities	2,091,461	2,201,522
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; issued and outstanding 15,955,604 and 15,777,883 shares on March 31, 2011 and December 31, 2010, respectively	160	158
Additional paid-in capital	32,524,192	32,272,782
Deficit accumulated during development stage	(34,414,205)	(33,899,257)
Total shareholders’ deficit	(1,889,853)	(1,626,317)
	$201,608	$575,205

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31		Period from August 17,1999 (Inception) to March 31,
	2011	2010	2011
Operating expenses:

Research and development	$28,692	$84,154	$7,958,987
General and administrative	320,516	485,150	13,740,428
Total operating expenses	349,208	569,304	21,699,415

Operating loss	(349,208)	(569,304)	(21,699,415)

Incentive for early warrant exercise	—	—	(1,999,622)
Incentive for early warrant exercise - related parties	—	—	(727,481)
Interest income	798	1,295	23,860
Interest expense	(30,520)	(68,228)	(5,475,524)
Interest expense - related parties	—	(20,028)	(2,306,049)
Debt extinguishment expense	(20,518)	(882,092)	(1,405,891)
Debt extinguishment expense - related parties	(115,500)	(33,334)	(824,083)

Net loss	$(514,948)	$(1,571,691)	$(34,414,205)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.14)	$(10.86)

Weighted average number of shares outstanding:
Basic and diluted	15,842,097	11,617,324	3,169,221

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(514,948)	$(1,571,691)	$(34,414,205)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	138	138	21,673
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	21,894	68,585	2,560,240
Common stock issued for services rendered	—	—	275,712
Common stock issued for interest	2,697	—	2,697
Common stock issued to related parties for interest	—	—	17,467
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	—	11,111	33,333
Notes payable issued for intangibles expensed
as research and development	—	—	150,000
Warrants issued for services	—	—	567,036
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for interest	—	—	710,862
Warrants issued for interest -related parties	—	—	317,100
Warrants issued for debt extinguishment	—	—	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—		8,700
Units issued for interest-debt extinguisment	—	870,981	870,981
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original
issue discount	—	—	142,964
Amortization of convertible debt-original issue discount	—	—	1,146,587
Amortization of convertible debt-related parties original
issue discount	—	—	1,194,132
Amortization of debt issuance costs	29,418	31,400	1,921,990
Amortization of debt issuance costs-related parties	115,500	46,443	910,405
Bargain conversion option added to note payable-
related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development,
paid by issuance of common stock to CS Medical
Technologies, LLC	—	—	475,000
License rights expensed as research and development,
paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	28,320	(70,746)	(50,933)
Accounts payable	93,881	(155,245)	738,519
Accrued development expense	—	(15,000)	2,065,385
Accrued expenses	(31,886)	24,889	841,402
Net cash used in operating activities	(254,986)	(759,135)	(13,883,296)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (inception) to
	2011	2010	March 31, 2011
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	—	—	(36,767)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	600,000
Payments of note payable, bank	—	—	(1,300,000)
Proceeds of notes payable	—	—	903,845
Payment of notes payable	(89,902)	(24,865)	(1,632,633)
Proceeds of notes payable - related parties	—	—	1,056,738
Payments of notes payable - related parties	—	—	(282,800)
Proceeds from long-term notes payable and bank debt	—	—	4,207,362
Proceeds from long-term notes payable, related parties	—	—	1,363,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	321,761	2,223,788
Payments for debt issuance costs	—	—	(766,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	—	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	—	9,030,756
Net cash provided by (used in) financing activities	(89,902)	296,896	13,994,311
Net increase (decrease) in cash	(344,888)	(462,239)	74,248
Cash, beginning of the period	419,136	1,000,874	—
Cash, end of the period	$74,248	$538,635	$74,248

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31		Period from August 17, 1999 (inception) to
	2011	2010	March 31, 2011
Supplemental cash flow information:
Cash paid for interest	$17,545	$21,269	$936,298
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	—	371,808
Offering costs included in accrued expenses	—	—	—
Deferred offering costs offset against gross proceeds
of offering	—	—	823,078
Debt issuance costs included in accounts payable	18,000	—	132,156
Warrants issued pursuant to notes payable	—	—	467,191
Warrants issued for debt issuance costs	—	—	298,021
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Warrant exercise cost paid in lieu of cash for services
rendered-related party	—	—	11,250
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable-related party tendered for warrant exercise	—	—	672,000
Notes payable tendered for warrant exercise	—	—	405,982
Conversion of notes payable to units	—	600,000	600,000
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	—	13,569
Convertible debt issued in lieu of cash for
accrued expenses	—	—	31,413
Convertible debt issued as debt issuance costs related to
guarantee of long-term debt (recorded as a
beneficial conversion in additional paid-in capital)
applied to accounts payable	—	—	733,334
Convertible debt issued in lieu of cash for
accounts payable	65,698	—	65,698
Conversion of convertible debt to units	—	—	1,638,750
Conversion of accrued expenses to equity	103,154	97,546	523,261
Conversion of convertible debt-related parties to units	—	—	1,323,334
Conversion of convertible debt-related parties to
common stock	—	—	—
Conversion of notes payable, related parties into
convertible debentures	—	—	200,000
Common stock issued in lieu of cash for
accrued expenses	12,500	—	271,553
Common stock issued in lieu of cash for
accounts payable	100,000	—	222,291
Common stock issued in lieu of cash for
accrued development cost	—	1,565,385	2,065,385
Common stock issued in lieu of cash for
notes payable-related parties	—	—	10,300
Common stock issued for debt issuance cost	—	—	301,230
Common stock issued pursuant to notes payable	126,667	22,222	642,267
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076
Deferred offering costs included in accrued expenses	—	46,214	—

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

March 31, 2011 and 2010 and the period from
August 17, 1999 (Inception) to March 31, 2011

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies.

(a)	Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently the prostate imaging device, known as the ProUroScanTM System, designed for use as an aid to the physician in visualizing and documenting tissue abnormalities in the prostate that have been previously detected by a digital rectal exam.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities. Through its development partner, Artann Laboratories, Inc. (“Artann”), clinical trials of the ProUroScan have been completed and a 510k application for market clearance has been submitted to the U.S. Food and Drug Administration (“FDA”), where it is currently being reviewed.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PUC.  Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were anti-dilutive for the three months ended March 31, 2011 and 2010 and the period from August 17, 1999 (Inception) to March 31, 2011 due to the Company’s net losses. 9,347,423 and 8,249,721 shares of common stock issuable under stock options and warrants were excluded from the computation of diluted net loss per common share for each of the three months ended March 31, 2011 and 2010, respectively.

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

Stock-based compensation expense related to stock options was $21,894, $68,585 and $2,437,665 for the three months ended March 31, 2011 and 2010 and the period from August 17, 1999 (Inception) to March 31, 2011, respectively, or $0.00, $0.01 and $0.77 on a per share basis.  The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $54,000 and $16,000 for the years ending December 31, 2011 and 2012, respectively.

No options were granted during the three months ended March 31, 2011. In determining the compensation expense of the options granted during the three months ended March 31, 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions used in these calculations are summarized as follows:

Risk-free Interest Rate	1.82%

Expected Life of Options Granted	4.02 years

Expected Volatility	131.2%

Expected Dividend Yield	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance-based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.  Expected volatility is based on a simple average of weekly price data since April 5, 2004, the date the Company merged with PUC.  Since the Company has only two employees, management expects and estimates that substantially all employee stock options will vest, and therefore the forfeiture rate used was zero.  The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

(e)	Warrants

The Company’s policy is to record warrants issued to non-employees as consideration for goods or services received at their fair value on the issue date and expense them as an operating expense depending on the nature of the goods or services received.

No warrants were issued to non-employees as consideration for goods or services during the three months ended March 31, 2011 and 2010.  Stock-based consideration related to warrants issued to non-employees for goods and services received was $567,036 for the period from August 17, 1999 (inception) to March 31, 2011, or $0.18 on a per share basis.

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

Debt issuance costs are summarized as follows:

	March 31, 2011	December 31, 2010
Debt issuance costs, gross	$863,929	$719,262
Less amortization	(859,780)	(714,862)

Debt issuance costs, net	$4,149	$4,400

Amortization expense related to debt issuance costs was $144,918, $77,843 and $2,832,395 for the three months ended March 31, 2011 and 2010 and the period from August 17, 1999 (Inception) to March 31, 2011, respectively.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of March 31, 2011, the Company had an accumulated deficit of approximately $34,396,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.  Accrued Expenses.

Accrued expenses are summarized as follows:

	March 31, 2011	December 31, 2010
Accrued stock to be issued for loan guarantees – related parties	$115,500	$—
Directors’ fees	19,250	15,000
Audit fees	19,145	30,000
Accrued interest	11,121	52,897
Consulting fees	2,000	1,219
Accrued stock to be issued for loan consideration	—	60,000
Legal fees	—	15,205
Accrued compensation	—	10,168
Other	1,495	1,854
	$168,511	$186,343

Note 3.  Notes Payable – Bank.

On January 14, 2011, the Company renewed its $100,025 promissory note with Central Bank.  The renewed note bears interest at the prime rate plus one percent, with a minimum rate of 6.0% (6.0% at both March 31, 2011 and December 31, 2010) and matures on January 17, 2012.  The renewed promissory note remains guaranteed by an individual guarantor, whose guaranty is collateralized by a subordinated security interest in the Company assets.  As consideration for providing the 2011 guaranty, the Company issued to the guarantor 6,667 shares of stock and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning July 17, 2011.  All accrued shares will be issued upon repayment of the loan.  In addition, as consideration for providing the guaranty during the original note term, the Company issued to the guarantor 11,111 shares of stock that had accrued pursuant to this arrangement during the original note term.  In addition, the Company’s existing security agreement with the guarantor, which provided him with a subordinated security interest in the Company’s assets, will remain in effect until the Central Bank promissory note is retired.  It was determined the loan modification was a substantial modification of the terms of the note, as the present value of the cash flows under the new convertible promissory note was greater than 10% different from the present value of the cash flows under the original notes.  The shares to be issued as consideration, valued at $1.08 per share on the loan renewal date, will be recorded as debt extinguishment expense over the term of the loan.

On April 15, 2011, the maturity date of the Company’s $900,000 Crown Bank promissory note was extended to September 28, 2011, with no changes to other existing note terms (see Note 7).

Note 4.  Notes Payable.

The following summarizes notes payable balances at March 31, 2011 and December 31, 2010, and the related activity during the three months ended March 31, 2011:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2011 Activity
Short term notes payable:
Insurance policy financing	$—	$24,902	Principal was repaid
Total notes payable-short term	$—	$24,902

Long term notes payable:
Note payable dated June 11, 2010	$—	$11,018	Refinanced as convertible debt
Note payable dated June 11, 2010	—	65,000	Principal was repaid
Note payable dated September 23, 2009	—	300,000	Refinanced as convertible debt
Total notes payable-long term	$—	$376,018

Long term convertible notes payable:
Note payable dated February 8, 2011	$300,000	$—	Refinancing of long term note payable
Note payable dated February 10, 2011	65,698	—	Note issued in lieu of cash for accounts payable
Note payable dated February 11, 2011	11,018	—	Refinancing of long term note payable
Total convertible notes payable, long term	$376,716	$—

On February 8, 2011, the Company refinanced its $300,000 note payable with Jack Petersen, a greater than 5% shareholder of the Company.  The replacement note bears interest at 6.0% per year, matures on August 8, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share.  The Company may prepay the note at any time with 30-days’ notice, during which time the lender may exercise his conversion rights under the terms of the convertible note.  Stock-based compensation and interest provisions of the original note do not apply to the convertible note.  The convertible note provides Mr. Petersen with a subordinated security interest in the Company’s assets.  It was determined that the note refinancing was a substantial modification of the terms of the note, as it included a conversion feature that was deemed to be substantive.  On the date of the refinancing, the Company issued 70,632 shares to Mr. Petersen for accrued consideration and interest earned through that date pursuant to the terms of the original promissory note.

On February 10, 2011, the Company issued a $65,698 unsecured convertible promissory note to a service provider in settlement of a $65,698 payable.  The unsecured promissory note bears interest at 6.0% per year, matures on August 10, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share.  Interest is payable in cash at the end of each calendar quarter. The Company may prepay the note at any time with 30-days’ notice, during which time the holder may exercise its conversion rights under the terms of the convertible note.

On February 11, 2011, the Company refinanced an $11,018 June 2010 Note with an individual lender. The unsecured replacement note bears interest at 6.0% per year, matures on August 11, 2012 and is convertible into shares of the Company’s common stock at $1.30 per share.  The Company may prepay the note at any time with 30-days’ notice, during which time the lender may exercise her conversion rights under the terms of the convertible note.  It was determined that the note refinancing was a substantial modification of the terms of the note, as it included a conversion feature that was deemed to be substantive.

Note 5.  Shareholders’ Equity.

Common Stock and Warrants

On February 8, 2011, the Company issued 70,632 shares to Mr. Petersen as consideration and interest earned through that date pursuant to the terms of his $300,000 promissory note and consideration agreement with the Company (see Note 4).

On February 8, 2011, the Company issued 12,379 shares of its common stock to its directors as payment for $12,500 of director’s fees, in lieu of cash.

On February 11, 2011, the Company issued 17,778 shares of its common stock to an individual investor pursuant to his guarantee of the Company’s $100,025 promissory note with Central Bank (see Note 3).

On March 22, 2011, the Company issued 76,932 shares of common stock plus 20,000 three-year warrants (immediately exercisable) to acquire its common stock at $1.95 per share to a service provider in lieu of cash as payment for $100,000 of accounts payable.

Note 6.  Income Taxes.

The Company has adopted the policy of classifying interest expense for uncertain tax positions as interest expense.  Any penalties would be classified as general and administrative expense.

The Company had no significant unrecognized tax benefits as of March 31, 2011 and December 31, 2010 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  Any interest or penalties are expensed as general and administrative expense as incurred.

The Company has generated net operating loss carryforwards of approximately $9.4 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering.  The Company’s use of its net operating loss carryforwards of approximately $5.3 million and built-in loss incurred prior to the closing of the 2009 public offering will be limited as a result of this change; however, the amount of limitation will not be known until a full Section 382 study is completed.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2007 - 2010
State of Minnesota 2007 - 2010

Note 7.  Subsequent Event.

On April 15, 2011, the Company modified its $900,000 Crown Bank loan to extend the maturity date to September 28, 2011.  No other terms were modified.  Pursuant to the loan extension, on April 21, 2011, the Company issued 83,333 shares of its common stock to each of the loan’s two guarantors, James Davis, a Director of the Company, and William Reiling, a greater than 5% shareholder of the Company.  In addition, the Company concurrently issued 30,000 shares to each of Mr. Davis and Mr. Reiling as consideration for providing their guarantees on the Crown Bank loan from December 28, 2010 through March 28, 2011 pursuant to loan consideration agreements dated June 28, 2010.  It was determined the loan modification was a substantial modification of the terms of the note, as the present value of the cash flows under the modified note was greater than 10% different from the present value of the cash flows under the original note.  The shares to be issued as consideration, valued at $1.00 per share on the loan renewal date, will be recorded as debt extinguishment expense over the term of the loan.

On May 3, 2011, the Company issued a total of 240,000 stock options to its executives that are subject to performance vesting conditions.  See Part II, Item 5 “Other Information” in this Quarterly Report on Form 10-Q for more detailed information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2011 and 2012 working capital needs and launch our products into the marketplace; our ability to pursue additional development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing of all U.S. Food and Drug Administration (“FDA”) and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets, and enforcing breaches of the same; the quality or composition of our products and the strength and reliability of our contract vendors and partners; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us,” which terms include reference to our wholly owned subsidiary, ProUroCare Inc. (“PUC”)) is an emerging medical device company that is in the process of obtaining FDA clearance for its first product, an innovative prostate imaging system known as the ProUroScan™ System.  The ProUroScan System is an imaging system designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to a DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate.  The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results.

We own patents and exclusively license patents and know-how related to the creation in real-time of two- and three-dimensional images of soft tissue using special software to process data acquired by probes that incorporate arrays of sensitive mechanical force sensors.  The ProUroScan System is our first embodiment of this technology, to be used to image the prostate.  We believe that this technology can be applied to other soft tissue organs in the future.

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

The de novo submission also recommended that the classification regulation state that a “mechanical imaging system” device consists of a trans-rectal probe with pressure sensor arrays and a motion tracking system that provides real time images of the prostate.  These proprietary components are unique to the ProUroScan System.  Once cleared, the ProUroScan System can serve as a predicate for future filings and expanded indications for use. We expect to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market.  In March 2011, we engaged an investment firm to assist us in identifying a strategic distribution partner to help market our products, and are actively working to achieve that objective.  As we move into production and begin marketing our products, we expect to add internal resources in the areas of sales and marketing, engineering and quality control.

The FDA is currently reviewing the de novo application and we have supplied answers to questions they have recently asked. We continue to be engaged in active dialog with FDA review personnel with a goal to accelerate the review process.

During this pre-revenue stage, in addition to work performed by Artann, we have conducted our development and clinical activities primarily through the use of contracted resources that specialize in developing regulatory strategies, managing the clinical trial process and counseling on FDA matters.  We have found that using consultants and contractors to perform these functions during our development stage has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted.  For manufacturing, we have identified a highly qualified company, Logic PD (Minneapolis, MN), to produce the first commercial ProUroScan Systems.  Logic has recently completed the production of three pre-commercial systems to establish and validate the manufacturing process.

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

Three months ended March 31, 2011 compared to the three months ended March 31, 2010:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended March 31, 2011 were $349,208, a decrease of $220,096, or 39%, compared to $569,304 last year.  This decreased loss is a result of our decision to conserve cash prior to FDA clearance of our ProUroScan System by incurring only expenses essential to obtain FDA clearance, transfer and validate manufacturing processes, expand and strengthen our patent position and prepare detailed commercialization scale-up plans.  These cost reduction efforts included the reduction of operations, reimbursement and financial consulting costs by $97,000 or 84%, to $19,000 compared to $116,000 during the same period last year, and the reduction of contracted development and engineering costs by $64,000 or 84%, to $12,000 compared to $76,000 during the same period last year.  Stock-based compensation expense was $22,000 during the three months ended March 31, 2011, a reduction of $47,000, or 68%, compared to the prior year period that included $43,000 of expense related to options granted to a consultant.  Other expense reductions were made in the areas of investor relations, public relations and directors’ fees.  Offsetting these reductions was an increase in patent-related fees to $62,000, an increase of $24,000 or 62%, from $38,000 during the same period last year, reflecting our belief that continuing to expand and strengthen our intellectual property rights is essential to the Company.

Net Interest Expense.  Net interest expense for the three months ended March 31, 2011 was $29,722, a decrease of 66% compared to $86,961 during the same period last year.  This reduction was primarily due to the 46% reduction of debt from $2.5 million between March 26, 2010 to $1.4 million on March 31, 2011.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the modification or changes to provisions of short-term loans from certain lenders in financing transactions. Our debt extinguishment expense for the three months ended March 31, 2010 was $915,426, which included a charge of $870,981 that represented the excess fair value of the securities issued over the carrying value of the debt and interest at the time of the conversion of a $600,000 loan from the Phillips W. Smith Family Trust and $97,546 of accrued interest thereon into 381,173 equity units.  Excluding this charge, debt extinguishment expense for the 3 months ended March 31, 2011 increased to $136,018 or 206% from $44,445 during the same period last year, as a result of a higher valuation on stock compensation given for loan guarantees as determined on the dates of the underlying loans.

Balance Sheet Changes

During the three months ended March 31, 2011, we converted $311,018 of short term notes payable into long-term convertible debt.  In addition, working with two of our service providers, we converted a total $165,698 of accounts payable into equity and a long-term convertible note.  On April 15, 2011, we completed a six-month extension of our $900,000 secured promissory note with Crown Bank.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents and patent applications related to mechanical imaging technology. These intellectual property rights, combined with our rights to patents and patent applications provided under our license and commercialization and development agreements with Artann, are the foundation for our proposed product offerings. Our intellectual property rights and all other Company assets secure $900,000 of senior bank notes and $400,025 of subordinated promissory notes and, as a result, are not available to secure additional senior debt financing. We do not anticipate selling any significant assets in the near term.

Sources and Uses of Cash

Net cash used in operating activities was $255,000 during the three months ended March 31, 2011 compared to $759,000 in 2010.  The reduction of cash used is a result of our decision to conserve cash during the pre-FDA clearance period by incurring only expenses essential to obtain FDA clearance, transfer and validate manufacturing processes, expand and protect our patent position and prepare detailed commercialization scale-up plans, and from a reduction in amounts used to increase operating assets and reduce operating liabilities compared to last year.

Net cash used in financing activities was $90,000 during the three months ended March 31, 2011, resulting from the repayment of notes payable.   Net cash provided by financing activities was $300,000 during the first three months of 2010, resulting from the exercise of warrants by certain warrant holders.

Cash Requirements and Financing

Cash Requirements. The timing for market launch of the ProUroScan System is dependent upon receipt of FDA market clearance and the time and resources required to scale-up manufacturing, quality assurance, sales and marketing activities.  Prior to receiving market clearance, we are conserving cash by incurring only expenses essential to obtain FDA clearance, to transfer and validate manufacturing processes, expand and protect our patent position and to prepare detailed commercialization scale-up plans.  Once FDA clearance is obtained, we will implement all phases of the commercialization plans as quickly as our available funding will allow.  We believe that it will take approximately four to five months to complete these activities and begin commercial sales, depending primarily on funding availability.

As we achieve our financing goals (see “Current Financing Plans,” below) we expect to accelerate the development of a portable version of the ProUroScan System, which will eventually become our primary commercial product.  We will also use incremental funding to enhance and expand our patent positions on the current ProUroScan System and potential future products and line extensions.  In the interim, we plan to begin placing clinical ProUroScan systems and training physicians who will serve as members of our physician advisory council.

Our ability to achieve these goals is dependent upon the amount and timing of funding available to us both before and after FDA clearance is received.  Prior to receiving FDA clearance, we estimate that our cash needs will average less than $100,000 per month.  Following FDA clearance, as we scale up operations for our commercial launch, we expect our cash requirements to increase significantly.  We estimate that we will spend approximately $5.25 million during the nine months following FDA clearance to accomplish the goals outlined above.  In addition to the $5.25 million, we are required to make a cash payment of $750,000 pursuant to the terms of the Artann development agreement upon receipt of FDA regulatory clearance.  Our $900,000 secured promissory note with Crown Bank matures in September 2011, and will have to be repaid, renewed or refinanced at that time.

Current Financing Plans. Our near-term financing goal is to raise a sufficient amount of capital prior to receipt of FDA clearance of the ProUroScan System to fund existing operations and certain activities in preparation for market entry.  While the amount of such financing we will require is ultimately dependent upon when FDA clearance is received, we are implementing funding initiatives to raise approximately $1 million to meet our needs during this pre-FDA clearance period.  Such interim financing may be in the form of private loans, guaranteed bank loans, or private sales of our debt or equity securities.  Following FDA clearance, we expect to fund operations and market entry through follow-on financing arrangements pursuant to the Seaside SPA (as explained below), potential support from a corporate distribution partner, a possible calling of currently redeemable warrants, and possibly a further private sale or public offering of our debt or equity securities.

As of March 31, 2011, we had approximately $74,000 of cash on hand.  In addition, on that date we had 3,590,894 currently redeemable warrants outstanding.  These warrants have an exercise price of $1.30 per share.  Upon our exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to approximately $4.7 million depending on the number of warrants actually exercised. We may call these warrants in 2011 to attempt to meet our financing needs outlined above.  In addition, we will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $3.7 million depending on the number of warrants actually exercised pursuant to such redemption.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemptions were made.

On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”).  Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share.  Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six monthly tranches beginning with a $750,000 tranche within thirty days of receiving FDA clearance followed by five $300,000 tranches.  At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share, below which the parties are not obligated to close.

In March 2011, we engaged an investment firm to assist us in identifying a strategic distribution partner to help market our products, and are actively working to achieve that objective.  We expect such a distribution partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support.

In addition to our short-term funding initiative, a possible warrant call, funding tranches pursuant to the SPA and possible corporate partner funding, we will likely pursue additional funding in 2011 following FDA clearance to more aggressively scale up manufacturing and marketing activities associated with our market launch, accelerate development of a portable version of the ProUroScan System and low cost sensors and expand clinical studies with our physician advisory council.  The additional funding may be from the issuance of equity securities, convertible debt, private debt or debt guarantees for which stock-based consideration is paid.  If any of these funding events occur, existing shareholders will likely experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearance of the ProUroScan System is delayed, we will be forced to delay U.S. commercialization activities.

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of March 31, 2011, we had an accumulated deficit of approximately $34.4 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

As of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties set forth under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 before investing in our securities.  These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our securities could fall, and you may lose all or part of your investment.  We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Warrants

On February 8, 2011, we issued 70,632 shares of our common stock to Jack Petersen as consideration and interest earned through that date pursuant to the terms of a $300,000 promissory note and a consideration agreement with the Company.

On February 8, 2011, we issued 12,379 shares of our common stock to our directors as payment for $12,500 of director’s fees, in lieu of cash.

On February 11, 2011, we issued 17,778 shares of our common stock to Bruce Johnson pursuant to his guarantee of our $100,025 promissory note with Central Bank.

On March 22, 2011, we issued 76,923 shares of our common stock plus 20,000 three-year warrants (immediately exercisable) to acquire our common stock at $1.95 per share to a service provider in lieu of cash as payment for $100,000 of invoices payable.

Convertible Debt

On February 8, 2011, we refinanced our $300,000 promissory note with Mr. Petersen.  The replacement note bears interest at 6.0% per year, matures on August 8, 2012, and is convertible into shares of our common stock at $1.30 per share.  We may prepay the note at any time with 30 days notice, during which time Mr. Petersen may exercise his conversion rights under the terms of the convertible note.  The convertible note provides Mr. Petersen with a subordinated security interest in our assets.

On February 10, 2011, we issued a $65,698 unsecured convertible promissory note to Maslon, Edelman, Borman & Brand, LLP in settlement of a $65,698 payable.  The unsecured promissory note bears interest at 6.0% per year, matures on August 10, 2012, and is convertible into shares of our common stock at $1.30 per share.  We may prepay the note at any time with 30 days notice, during which time the holder may exercise its conversion rights under the terms of the convertible note.

On February 11, 2011, we refinanced an $11,018 promissory note with an investor.  The replacement note bears interest at 6.0% per year, matures on August 11, 2012, and is convertible into shares of our common stock at $1.30 per share.  We may prepay the note at any time with 30 days notice, during which time the investor may exercise her conversion rights under the terms of the convertible note.

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

Item 5.  Other Information.

On May 3, 2011, the Company established a bonus plan for its Chief Executive Officer, Richard Carlson and its Chief Financial Officer, Richard Thon.  The plan has both cash and stock option components.

Under the cash component of the plan, Mr. Carlson and Mr. Thon will be paid cash awards of 25% and 15% of their base salary, respectively, upon achievement of specific Company and individual performance objectives.  The plan allows the Company’s Compensation Committee to award, at its discretion, increased cash awards of up to 40% and 25% of base salaries to Mr. Carlson and Mr. Thon, respectively, based on over achievement of the performance objectives or reduced or no awards based on underachievement.  The Company performance objectives for the cash awards include the achievement within nine months of the Company’s receipt of FDA clearance to sell the ProUroScan System in the U.S. of the following:

•	$500,000 in sales

•	The raising of $5 million in new funding

•	The execution of a corporate partner agreement

•	The filing of three new patent applications

In addition, individual objectives for Mr. Carlson include the initiation of new correlation clinical studies by at least three of the Company’s clinical advisory council members and the addition of two new board members, both to be accomplished with three months of the Company’s receipt of FDA clearance.  Individual objectives for Mr. Thon include the installation of a new accounting system, successful establishment of XBRL reporting, and the establishment of a competitive employee benefits package.

Under the stock option portion of the plan, the Company issued 150,000 and 90,000 seven-year stock options to acquire shares of the Company’s common stock at a price of $0.975 per share to Mr. Carlson and Mr. Thon, respectively.  The options will vest in the amounts indicated below upon achievement of the following objectives within nine months of the Company’s receipt of FDA clearance to sell the ProUroScan System in the U.S.:

•	25% vesting - $500,000 in sales

•	30% vesting - The raising of $5 million in new funding

•	30% vesting - The execution of a corporate partner agreement

•	15% vesting - The filing of three new patent applications

On May 5, 2011, the Company entered into change of control agreements with Mr. Carlson and Mr. Thon.  Under the terms of the change of control agreements, within a one-year period following a “change in control” of the Company, upon termination without cause, a material reduction in salary, unacceptable demotion or reduction in responsibilities or a relocation of more than 100 miles, each executive will receive as severance, six months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary), and immediate vesting of all unvested stock options.

Item 6.  Exhibits.

Exhibit No.	Description

10.1 *	Modification/Amendment Agreement to Crown Bank Loan dated March 28, 2011.

10.2 *	Form of Loan Guarantor Compensation Letter Agreement effective March 28, 2011.

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: May 9, 2011	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson
Title: Chief Executive Officer

Date: May 9, 2011	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1 *	Modification/Amendment Agreement to Crown Bank Loan dated March 28, 2011.

10.2 *	Form of Loan Guarantor Compensation Letter Agreement effective March 28, 2011.

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.