Form 10-Q
period 2011-06-30
ProUroCare Medical Inc.
filed 2011-08-15
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO ☒

The registrant has 15,931,847 shares of common stock and 306,679 Units outstanding as of August 8, 2011.

ProUroCare Medical Inc.
Form 10-Q for the
Quarter Ended June 30, 2011

Table of Contents

PART I - FINANCIAL INFORMATION		[1]

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	[1]

	Consolidated Statements of Operations	[2]

	Consolidated Statements of Cash Flows	[3]

	Notes to Consolidated Financial Statements	[6]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS	[14]

ITEM 4.	CONTROLS AND PROCEDURES	[20]

PART II - OTHER INFORMATION		[20]

ITEM 1A.	RISK FACTORS	[20]

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	[20]

ITEM 5.	OTHER INFORMATION	[21]

ITEM 6.	EXHIBITS	[21]

SIGNATURES		[22]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$35,248	$419,136
Other current assets	280,067	136,437
Total current assets	315,315	555,573
Equipment and furniture, net	14,956	15,232
Debt issuance costs, net	86,005	4,400
	$416,276	$575,205
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$1,100,025	$900,000
Notes payable	82,499	24,902
Accounts payable	564,864	614,234
Accrued expenses	68,922	186,343
Total current liabilities	1,816,310	1,725,479

Commitments and contingencies
Long-term note payable, bank	—	100,025
Long-term note payable	—	376,018
Long-term convertible notes payable	76,716	—
Long-term convertible notes payable, related party	425,000	—
Total liabilities	2,318,026	2,201,522
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized
50,000,000 shares; issued and outstanding
16,238,526 and 15,777,883 shares on
June 30, 2011 and December 31, 2010,
respectively	162	158
Additional paid-in capital	33,001,106	32,272,782
Deficit accumulated during development stage	(34,903,018)	(33,899,257)
Total shareholders’ deficit	(1,901,750)	(1,626,317)
	$416,276	$575,205
___________________________
See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		Period from August 17, 1999 (Inception) to
	2011	2010	2011	2010	June 30, 2011
Operating expenses:
Research and development	$33,128	$74,932	$61,820	$159,086	$7,992,115
General and administrative	344,006	454,227	664,522	939,377	14,084,434
Total operating expenses	377,134	529,159	726,342	1,098,463	22,076,549
Operating loss	(377,134)	(529,159)	(726,342)	(1,098,463)	(22,076,549)
Incentive for early warrant exercise	—	—	—	—	(1,999,622)
Incentive for early warrant exercise - related parties	—	—	—	—	(727,481)
Interest income	7	740	805	2,035	23,867
Interest expense	(23,207)	(513,659)	(53,727)	(581,887)	(5,498,731)
Interest expense - related parties	—	(349,203)	—	(369,231)	(2,306,049)
Debt extinguishment expense	(3,333)	(5,000)	(23,851)	(887,092)	(1,409,224)
Debt extinguishment expense - related parties	(85,146)	—	(200,646)	(33,334)	(909,229)
Net loss	$(488,813)	$(1,396,281)	$(1,003,761)	$(2,967,972)	$(34,903,018)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.11)	$(0.06)	$(0.24)	(10.14)

Weighted average number of shares outstanding:
Basic and diluted	16,168,385	12,909,867	16,006,142	12,267,166	3,442,099
________________________________
See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30		Period from August 17, 1999 (inception) to
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,003,761)	$(2,967,972)	$(34,903,018)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	276	276	21,811
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	69,395	62,903	2,607,741
Common stock issued for services rendered	31,249	—	306,961
Common stock issued for interest	2,697	—	2,697
Common stock issued to related parties for interest	—	—	17,467
Common stock issued for debt guarantees	—	9,533	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	—	33,333	33,333
Notes payable issued for intangibles expensed
as research and development	—	—	150,000
Warrants issued for services	5,550	—	572,586
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for interest	—	—	710,862
Warrants issued for interest -related parties	—	—	317,100
Warrants issued for debt extinguishment	—	—	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—	8,700	8,700
Units issued for interest-debt extinguisment	—	870,981	870,981
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original
issue discount	—	—	142,964
Amortization of convertible debt-original issue discount	—	—	1,146,587
Amortization of convertible debt-related parties original
issue discount	—	—	1,194,132
Amortization of debt issuance costs	34,082	243,856	1,926,654
Amortization of debt issuance costs-related parties	200,646		995,551
Bargain conversion option added to note payable-		—
related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development,
paid by issuance of common stock to CS Medical
Technologies, LLC	—	—	475,000
License rights expensed as research and development,
paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	(38,180)	(121,590)	(117,433)
Accounts payable	130,536	(205,595)	775,174
Accrued development expense	—	(30,000)	2,065,385
Accrued expenses	(15,975)	712,120	857,313
Net cash used in operating activities	(583,485)	(1,383,455)	(14,211,795)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Six Months Ended June 30		Period from August 17, 1999 (inception) to
	2011	2010	June 30, 2011
Cash flows from investing activities:
Purchases of equipment and furniture	—	(14,314)	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	—	(14,314)	(36,767)

Cash flows from financing activities:
Proceeds of note payable, bank	100,000	—	700,000
Payments of note payable, bank	—	(100,000)	(1,300,000)
Proceeds of notes payable	99,000	693,345	1,002,845
Payment of notes payable	(106,403)	(32,788)	(1,649,134)
Proceeds of notes payable - related parties	—	273,000	1,056,738
Payments of notes payable - related parties	—	—	(282,800)
Proceeds from long-term notes payable and bank debt	—	—	4,207,362
Proceeds from long-term notes payable, related parties	125,000	—	1,488,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	334,631	2,223,788
Payments for debt issuance costs	(18,000)	—	(784,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	(277)	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	—	9,030,756
Net cash provided by financing activities	199,597	1,167,911	14,283,810
Net increase (decrease) in cash	(383,888)	(229,858)	35,248
Cash, beginning of the period	419,136	1,000,874	—
Cash, end of the period	$35,248	$771,016	$35,248

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended		Period from August 17,
	June 30		1999 (inception) to
	2011	2010	June 30, 2011
Supplemental cash flow information:
Cash paid for interest	$28,864	$36,228	$947,617
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable	—	63,573	371,808
Deferred offering costs offset against gross proceeds
of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Warrants issued pursuant to notes payable	—	—	467,191
Warrants issued for debt issuance costs	—	—	298,021
Warrants issued in prepayment of services	105,450	—	105,450
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Warrant exercise cost paid in lieu of cash for services
rendered-related party	—	—	11,250
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable-related party tendered for warrant exercise	—	—	672,000
Notes payable tendered for warrant exercise	—	—	405,982
Conversion of notes payable to units	—	600,000	600,000
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	—	13,569
Convertible debt issued in lieu of cash for
accrued expenses	—	—	31,413
Convertible debt issued as debt issuance costs related to
guarantee of long-term debt (recorded as a
beneficial conversion in additional paid-in capital)
applied to accounts payable	—	—	733,334
Convertible debt issued in lieu of cash for
accounts payable	65,698	—	65,698
Conversion of convertible debt to units	—	—	1,638,750
Conversion of accrued expenses to equity	103,154	88,846	523,261
Conversion of convertible debt-related parties to units	—	—	1,323,334
Conversion of notes payable, related parties into
convertible debentures	—	—	200,000
Common stock issued in lieu of cash for
accrued expenses	12,500	66,666	271,553
Common stock issued in lieu of cash for
accounts payable	100,000	—	222,291
Common stock issued in lieu of cash for
accrued development cost	—	1,565,385	2,065,385
Common stock issued in lieu of cash for
notes payable-related parties	—	—	10,300
Common stock issued for debt issuance cost	—	—	301,230
Common stock issued pursuant to notes payable	298,333	223,336	813,933
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

__________________________
See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

June 30, 2011 and 2010 and the period from
August 17, 1999 (Inception) to June 30, 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.  The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were anti-dilutive for the three and six months ended June 30, 2011 and 2010 and the period from August 17, 1999 (Inception) to June 30, 2011 due to the Company’s net losses.  9,347,563 and 8,625,350 shares of common stock issuable under stock options and warrants were excluded from the computation of diluted net loss per common share for each of the three and six months ended June 30, 2011 and 2010, respectively.

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

Stock-based compensation expense related to stock options was $47,501, $69,395 and $2,485,166 for the three and six months ended June 30, 2011 and the period from August 17, 1999 (Inception) to June 30, 2011, respectively, or $0.00, $0.01 and $0.73 on a per share basis.  Stock-based compensation expense related to stock options was $(5,682) and $62,903 for the three and six months ended June 30, 2010 or $0.00 and $0.01 on a per share basis. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $91,000 for the remaining part of the year for the year ending December 31, 2011 and $98,000 for the year ending December 31 2012.

In determining the compensation expense of the options granted during the three and six months ended June 30, 2011 and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model.  The weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Risk-free Interest Rate	1.51%	n/a	1.51%	1.82%
Expected Life of Options Granted	4.08 years	n/a	4.08 years	4.02 years
Expected Volatility	125.3%	n/a	125.3%	131.2%
Expected Dividend Yield	0	n/a	0	0

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

No warrants were issued to non-employees during the three and six months ended June 30, 2010.  On June 21, 2011, the Company issued 150,000 warrants to a consultant as consideration for services during the three and six months ended June 30, 2011 (see Note 5).  The $111,000 fair value of the warrants was recorded as a prepaid expense and is being expensed over the six-month term of the consulting agreement.  Stock-based consideration expense related to warrants issued to non-employees for goods and services received was $5,550, $5,550, and $572,586 for the three and six months ended June 30, 2011 and for the period from August 17, 1999 (inception) to June 30, 2011, respectively, or $0.00, $0.00, and $0.17 on a per share basis. The fair value of each warrants issued has been estimated on the date of grant using the Black-Scholes pricing, assuming a risk-free rate of 1.52%, an expected life of 4.89 years, expected volatility of 126.3%, and a 0% dividend yield.

Warrants issued to lenders and loan guarantors who provide financing or loan guarantees to the Company are recorded at their fair value as debt issuance cost assets on the date the loans are made and expensed as interest expense over the term of the debt.  Warrants issued as an inducement to existing warrant holders to exercise their warrants early are valued at their fair value on the exercise date and immediately expensed as incentive for early warrant exercise.  No such warrants were issued during the three and six months ended June 30, 2011 and 2010.

(f)	Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock.  The value of the common stock compensation is recorded as debt issuance cost and amortized over the term of the loans.

On April 15, 2011, the Company modified its $900,000 Crown Bank loan and on May 12, 2011, the Company established a $100,000 line of credit with a bank, in each case recording debt issuance costs arising from stock compensation provided to the loans’ guarantors (see Note 3).

Debt issuance costs are summarized as follows:

	June 30, 2011	December 31, 2010
Debt issuance costs, gross	$1,017,595	$719,262
Less amortization	(931,590)	(714,862)
Debt issuance costs, net	$86,005	$4,400

Amortization expense related to debt issuance costs was $89,810, $234,728 and $2,922,205 for the three and six months ended June 30, 2011 and the period from August 17, 1999 (Inception) to June 30, 2011, respectively.  Amortization expense related to debt issuance costs was $166,013 and $243,856 for the three and six months ended June 30, 2010.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2011, the Company had an accumulated deficit of approximately $34,903,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.  Accrued Expenses.

Accrued expenses are summarized as follows:

	June 30, 2011	December 31, 2010
Audit fees	$22,500	$30,000
Accrued interest	21,678	52,897
Directors’ fees	16,250	15,000
Consulting fees	4,500	1,219
Accrued stock to be issued for loan consideration	--	60,000
Legal fees	--	15,205
Accrued compensation	--	10,168
Other	3,994	1,854
	$68,922	$186,343

Note 3.  Notes Payable – Bank.

The following summarizes notes payable - bank balances at June 30, 2011 and December 31, 2010, and the related activity during the six months ended June 30, 2011:

	June 30, 2011	December 31, 2010	Activity During the Six Months Ended June 30, 2011
Short term notes payable, bank:
Crown bank promissory note	$900,000	$900,000	Note was extended, now due September 28, 2011.
Central bank promissory note	100,025	--	Reclassified to short term
Central bank line of credit	100,000	--	Established new line of credit on May 2011
	$1,100,025	$900,025
Long term notes payable, bank:
Central bank promissory note	$--	$100,025	Reclassified to short term
	$--	$100,025

On January 14, 2011, the Company renewed its $100,025 promissory note with Central Bank.  As consideration for providing a guaranty of the note, the Company issued to the guarantor 6,667 shares of stock and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning July 17, 2011.  It was determined the loan modification was a substantial modification of the terms of the note, as the present value of the cash flows under the new convertible promissory note was greater than 10% different from the present value of the cash flows under the original notes.  The Company recognized $3,333 and $5,851 of debt extinguishment expense related to the stock issued for the loan guaranty during the three and six months ended June 30, 2011, respectively.

On April 15, 2011, the Company modified its $900,000 Crown Bank loan to extend the maturity date to September 28, 2011.  No other terms were modified.  Pursuant to the loan extension, on April 21, 2011, the Company issued 83,333 shares of its common stock to each of the loan’s two guarantors, James Davis, a Director of the Company, and William Reiling, a greater than 5% shareholder of the Company.  In addition, the Company concurrently issued 30,000 shares to each of Mr. Davis and Mr. Reiling as consideration for providing their guarantees on the Crown Bank loan from December 28, 2010 through March 28, 2011 pursuant to loan consideration agreements dated June 28, 2010.  It was determined the loan modification was a substantial modification of the terms of the note, as the present value of the cash flows under the modified note was greater than 10% different from the present value of the cash flows under the original note.  The shares to be issued as consideration, valued at $1.00 per share on the loan renewal date, will be recorded as debt extinguishment expense over the term of the loan.  Debt extinguishment expense related to the Crown Bank loan of $85,146 and $218,646 was recorded during the three and six months ended June 30, 2011.

On May 12, 2011, the Company established a $100,000 line of credit with a bank.  The line of credit will expire on May 12, 2012.  Principal amounts borrowed against the line of credit will bear interest at the prime rate plus 1.0%, with a minimum rate of 6.0% (currently 6%).    As of June 30, 2011, the Company had borrowed the entire $100,000 line of credit amount.  The line of credit is guaranteed by an individual investor, who was granted a subordinated security interest in the Company’s assets until the line of credit is repaid and expires or otherwise terminates.  As consideration for providing the guaranty, the Company issued to the guarantor 6,667 shares of stock, and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning November 12, 2011.  The $5,000 value of the common stock issued was recorded as a debt issuance asset and is being expensed on a straight-line basis through November 12, 2011.

Note 4.  Notes Payable.

The following summarizes notes payable balances at June 30, 2011 and December 31, 2010, and the related activity during the six months ended June 30, 2011:

	June 30, 2011	December 31, 2010	Activity During the Six Months Ended June 30, 2011
Short term notes payable:
Insurance policy financing	$82,499	$24,902	Principal was repaid
Total notes payable-short term	$82,499	$24,902
Long term notes payable:
Note payable dated June 11, 2010	$--	$11,018	Refinanced as convertible debt
Note payable dated June 11, 2010	--	65,000	Principal was repaid
Note payable dated September 23, 2009	--	300,000	Refinanced as convertible debt
Total notes payable-long term	$--	$376,018
Long term convertible notes payable:
Note payable dated February 10, 2011	$65,698	$--	Note issued in lieu of cash for accounts payable
Note payable dated February 11, 2011	11,018	--	Refinancing of long term note payable
Total convertible notes payable, long term	$76,716	$--
Long term convertible notes payable - related party:
Note payable dated February 8, 2011	$300,000	$--	Refinancing of long term note payable
Note payable dated June 29, 2011	$125,000	--	Newly issued – see detail below.
	$425,000	$--

On February 8, 2011, the Company refinanced its $300,000 note payable with Jack Petersen, a greater than 5% shareholder of the Company.  The replacement note bears interest at 6.0% per year, matures on August 8, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share.  The Company may prepay the note at any time with 30-days’ notice, during which time the Mr. Petersen may exercise his conversion rights under the terms of the convertible note.  Stock-based compensation and interest provisions of the original note do not apply to the convertible note.  The convertible note provides Mr. Petersen with a subordinated security interest in the Company’s assets.  It was determined that the note refinancing was a substantial modification of the terms of the note, as it included a conversion feature that was deemed to be substantive.  On the date of the refinancing, the Company issued 70,632 shares of its common stock to Mr. Petersen for accrued consideration and interest earned through that date pursuant to the terms of the original promissory note.

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

On February 11, 2011, the Company refinanced an $11,018 promissory note with an individual lender. The unsecured replacement note bears interest at 6.0% per year, matures on August 11, 2012 and is convertible into shares of the Company’s common stock at $1.30 per share.  The Company may prepay the note at any time with 30-days notice, during which time the lender may exercise her conversion rights under the terms of the convertible note.  It was determined that the note refinancing was a substantial modification of the terms of the note, as it included a conversion feature that was deemed to be substantive.

On June 29, 2011 the Company held a first closing on $125,000 in a private placement of 10% secured, subordinated convertible notes.  James Davis, Director, and Jack Petersen, a greater than 5% shareholder at the time of the transaction, each purchased $50,000 of the notes, and Larry Getlin, Director, purchased $25,000 of the notes. The notes bear interest at 10% per annum payable on the maturity date, mature on September 15, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share.

Note 5.  Shareholders’ Equity.

Common Stock

On April 13, 2011, the Company issued 36,669 shares of its common stock to its directors for $19,250 of directors’ fees earned during the three months ended March 31, 2011, in lieu of cash.

On April 15, 2011, the Company modified its $900,000 Crown Bank loan to extend the maturity date to September 28, 2011.  Pursuant to the loan extension, on April 21, 2011, the Company issued 83,333 shares of its common stock to each of the loan’s two guarantors, James Davis, a Director of the Company, and William Reiling, a greater than 5% shareholder of the Company.  In addition, the Company concurrently issued 30,000 shares to each of Mr. Davis and Mr. Reiling as consideration for providing their guarantees on the Crown Bank loan from December 28, 2010 through March 28, 2011 pursuant to loan consideration agreements dated June 28, 2010 (see Note 3).

On May 12, 2011, the Company issued 8,475 shares of its common stock to an investor as consideration for providing a guarantee for the Company’s $100,000 line of credit with a bank (see Note 3).  As consideration for providing the guaranty, the Company issued to the guarantor 6,667 shares of stock, and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning November 12, 2011.  All accrued shares will be issued upon repayment of the loan.

On June 3, 2011, the Company issued 11,112 shares of common stock valued at $12,000 to David Koenig, a director, in lieu of cash for consulting fees.

Warrants

On June 21, 2011, the Company issued 150,000, five-year warrants to acquire shares of the Company’s common stock at $1.30 per share to a consultant pursuant to a six-month financial advisory services consulting agreement.  Under the terms of the agreement, 100,000 of the warrants vested immediately, while the remaining 50,000 will vest over the last three months of the consulting period.  The warrants were valued using the Black-Scholes pricing model on the date of the agreement at $111,000, which was recorded as a prepaid expense and is being expensed as general and administrative expense over the six month consulting term.

Stock Options

On May 3, 2011, the Company issued a total of 240,000 stock options to its executives.  The options were valued at $0.78 per share, and are exercisable for a seven-year period at $0.975 per share. The options will vest in the percentages indicated below upon achievement of the following objectives within nine months of the Company’s receipt of FDA clearance to sell the ProUroScan System in the U.S.:

•	25% vesting - $500,000 in sales

•	30% vesting - The raising of $5 million in new funding

•	30% vesting - The execution of a corporate partner agreement

•	15% vesting - The filing of three new patent applications

On June 27, 2011, Company issued non-qualified options to purchase 2,265 shares of the Company’s common stock to a director upon his election to its Board of Directors.  The options were valued at $0.68 per share, and will vest over a one-year period.  The options are exercisable for a seven-year period at $0.92 per share.

Note 6.  Income Taxes.

The Company has adopted the policy of classifying interest expense for uncertain tax positions as interest expense.  Any penalties would be classified as general and administrative expense.

The Company had no significant unrecognized tax benefits as of June 30, 2011 and December 31, 2010 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  Any interest or penalties are expensed as general and administrative expense as incurred.

The Company has generated net operating loss carryforwards of approximately $9.5 million which, if not used, will begin to expire in 2021.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering.  The Company’s use of its net operating loss carryforwards of approximately $5.3 million and built-in loss incurred prior to the closing of the 2009 public offering will be limited as a result of this change; however, the amount of limitation will not be known until a full Section 382 study is completed.

The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2007 - 2010
State of Minnesota 2007 - 2010

Note 7.  Subsequent Events.

On August 9, 2011, the Company issued 28,736 non-qualified stock options to each of its non-employee directors pursuant to its standard annual option award program, upon their re-election to the Board.  The options are fully vested and exercisable for a period of seven years at an exercise price of $0.87 per share, and vest ratably over 24 months.  The options were valued at $0.65 per share using the Black-Scholes pricing model and will be expensed as general and administrative expense on a straight-line basis over the vesting period.

On August 12, 2011, the Company held a closing on $100,000 in a private placement of 10% secured, subordinated convertible notes.  The notes bear interest at 10% per annum payable on the maturity date, mature on September 15, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share.  In the closing, the spouse of Scott Smith, Director, purchased $25,000 of the notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

The ProUroScan System is not currently marketed or sold and has not yet been cleared for marketing by the FDA. Our goal is to have the ProUroScan System regulated by the FDA as a Class II device.  A Class II device is one in which general and specific controls exist to ensure that the device is safe and effective.  In a 510(k) application, applicants must demonstrate that the proposed device is substantially equivalent to an existing approved product, or “predicate device.”  Products that employ new or novel technologies, and for which through the 510(k) review process are found to have no comparable predicate device and are low risk, may be cleared for marketing under Section 513(f) of the Food, Drug and Cosmetic Act (“FDCA”).  This path, referred to as a “de novo” application, is intended to allow new or novel technology devices to be cleared for marketing when an appropriate predicate device does not exist.

In November 2009, a 510(k) application for market clearance was filed with the FDA. From that submission, the FDA determined that the ProUroScan System was not substantially equivalent (“NSE”) to a device currently being marketed.  Therefore, as required by Section 513(f)(2) of the FDCA, a submission was made on May 21, 2010 to request 510(k) clearance under the de novo process.  This request asked the FDA to define mechanical imaging systems as devices that are intended to produce an elasticity image of the prostate as an aid in documenting abnormalities of the prostate that are initially identified by digital rectal examination and to be used by physicians as a documentation tool.  The de novo submission also recommended that the classification regulation state that a “mechanical imaging system” device consists of a trans-rectal probe with pressure sensor arrays and a motion tracking system that provides real time images of the prostate.  These proprietary components are unique to the ProUroScan System.  Once cleared, the ProUroScan System may serve as a predicate for future filings and where supported expanded indications for use.

The FDA is currently reviewing the de novo application and we are engaged in active dialog with FDA review personnel.  During the course of this dialog, we have supplied answers to various questions and made some changes to documents as requested by the FDA as they relate to the de novo application. We may receive additional questions and input from the FDA and we expect to continue to respond in an expeditious manner.  Our focus is to accelerate the clearance process as much as possible within the FDA review framework.

We expect to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market.  In March 2011, we engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic distribution partner to help market our products, and are actively working to achieve that objective.

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

An important initiative for 2011 will be to produce additional ProUroScan Systems and place them in the facilities of physicians on our physician advisory council following FDA clearance.  We believe that the insights gained from the participation of these influential physicians will prove invaluable to our success.  We have identified the key opinion leaders who will expand our base of clinical reference while evaluating physician training and in-service programs.

In addition to the research and development work, we incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, public and investor relations, directors’ and officers’ insurance premiums, financial printing, press releases, and transfer agent fees.  We also incur costs associated with the prosecution and maintenance of our intellectual property.  Other expenses incurred include executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses.  Following FDA clearance, as we move into production and begin marketing our products, we expect to add internal resources in the areas of sales and marketing, engineering and quality control.

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

Three months ended June 30, 2011 compared to the three months ended June 30, 2010:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended June 30, 2011 were $377,134, a decrease of $152,025, or 29%, compared to $529,159 last year.  This decreased loss is a result of our decision to conserve cash prior to FDA clearance of our ProUroScan System by incurring only expenses essential to obtain FDA clearance, transfer and validate manufacturing processes, expand and strengthen our patent position and prepare detailed commercialization scale-up plans.  These cost reduction efforts included reduced usage of operations, reimbursement, and financial consultants, which reduced consulting fees by $70,000 or 56%, to $56,000 compared to $126,000 during the same period last year, and the reduction of contracted development and engineering costs by $36,000 or 77%, to $11,000 compared to $47,000 during the same period last year.  Compensation expense related to stock options was $48,000 during the three months ended June 30, 2011, an increase of $53,000, compared to an income of $6,000 in the prior year period that included a revaluation of unvested options previously granted to a consultant.  Other expense reductions were made in the areas of investor and public relations.

Net Interest Expense.  Net interest expense for the three months ended June 30, 2011 was $23,207, a decrease of 97% compared to $867,862 during the same period last year.  Our interest expense includes the stated interest on funds we have borrowed and debt issuance costs, primarily the cost of equity paid as consideration to lenders and loan guarantors, incurred in obtaining the loans or in refinancing the loans if the modifications of the loan terms are not considered significant under the accounting rules.  During the three months ended June 30, 2010, our interest also included the $651,000 cost of warrants issued as interest pursuant to a debt offering during that period.  Stated interest expense for the three months ended June 30, 2011 was $22,200, a decrease of 29% compared to $31,000 during the same period last year.  This reduction was primarily due to the 40% reduction of debt from $2.8 million on June, 2010 to $1.7 million to June 30, 2011.  Interest expense related to debt issuance costs declined from $166,000 during the three months ended June 30, 2010 to $1,000 this year, as the modifications of certain loans  refinanced were considered significant under the accounting rules and were therefore classified a debt extinguishment expense in the 2011 period.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the modification or changes to provisions of short-term loans from lenders in certain financing transactions.  Debt extinguishment expense for the three months ended June 30, 2011 increased to $88,479 from $5,000 during the same period last year, as a result of debt issuance cost, primarily the cost of equity paid as consideration to lenders and loan guarantors, related to debt refinancings with significantly modified terms.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the six months ended June 30, 2011 were $726,342, a decrease of $372,121, or 34%, compared to $1,098,463 last year.  This decreased loss is a result of our decision to conserve cash prior to FDA clearance of our ProUroScan System by incurring only expenses essential to obtain FDA clearance, transfer and validate manufacturing processes, expand and strengthen our patent position and prepare detailed commercialization scale-up plans.  These cost reduction efforts included the reduction of operations, reimbursement and financial consulting costs by $161,000 or 65%, to $89,000 compared to $250,000 during the same period last year, and the reduction of contracted development and engineering costs by $100,000 or 82%, to $23,000 compared to $123,000 during the same period last year.  Other expense reductions were made in the areas of investor relations, public relations and directors’ fees.

Net Interest Expense.  Net interest expense for the six months ended June 30, 2011 was $52,922, a decrease of 94% compared to $949,083 during the same period last year.  Stated interest expense for the six months ended June 30, 2011 was $43,000, a decrease of 57% compared to $99,000 during the same period last year.  This reduction was primarily due to the 40% reduction of debt from $2.8 million on June, 2010 to $1.7 million to June 30, 2011.  Interest expense related to debt issuance costs declined from $199,000 during the six months ended June 30, 2010 to $10,000 this year, as the modifications of certain loans  refinanced were considered significant under the accounting rules and were therefore classified a debt extinguishment expense in the 2011 period. During the six months ended June 30, 2010, our interest included the $651,000 cost of warrants issued as interest pursuant to a debt offering during that period.

Debt Extinguishment Expense.  Our debt extinguishment expense for the six months ended June 30, 2010 included a charge of $870,981 that represented the excess fair value of the securities issued over the carrying value of the debt and interest at the time of the conversion of a $600,000 loan from the Phillips W. Smith Family Trust and $97,546 of accrued interest thereon into 381,173 equity units.  Excluding this charge, debt extinguishment expense for the six months ended June 30, 2011 increased to $224,497 or 354% from $49,445 during the same period last year, as a result of debt issuance cost, primarily the cost of equity paid as consideration to lenders and loan guarantors, related to debt refinancings with significantly modified terms.

Balance Sheet Changes

During the six months ended June 30, 2011, we converted $311,018 of short term notes payable into long-term convertible debt.  In addition, working with two of our service providers, we converted a total $165,698 of accounts payable into equity and a long-term convertible note.  On April 15, 2011, we completed a six-month extension of our $900,000 secured promissory note with Crown Bank.  On May 11, 2011 we established a $100,000 bank line of credit, and have borrowed the full amount as of June 30, 2011.  On June 29, 2011 and August 12, 2011, we closed on a total of $225,000 in a private placement of convertible secured debt.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents and patent applications related to the mechanical imaging technology.  These intellectual property rights, combined with our rights to patents and patent applications provided under our license and commercialization and development agreements with Artann, are the foundation for our proposed product offerings. Our intellectual property rights and all other Company assets secure $900,000 of senior bank notes and $525,025 of subordinated promissory notes and, as a result, are not available to secure additional senior debt financing. We do not anticipate selling any significant assets in the near term.

Sources and Uses of Cash

Net cash used in operating activities was $583,000 during the six months ended June 30, 2011 compared to $1,383,000 in 2010.  The reduction of cash used is a result of our decision to conserve cash during the pre-FDA clearance period by incurring only expenses essential to obtain FDA clearance, transfer and validate manufacturing processes, expand and protect our patent position, and from a reduction in amounts used to increase operating assets and reduce operating liabilities compared to last year.

Net cash provided by financing activities was $200,000 during the six months ended June 30, 2011, resulting from borrowing provided under a $125,000 secured debt placement, a $100,000 bank line of credit, and a $99,000 insurance financing installment loan, less the repayment of $106,000 in other loans.  Net cash provided by financing activities was $1.2 million during the six months ended June 30, 2010, resulting primarily from the $885,000 proceeds of a private debt offering and proceeds of $335,000 from the exercise of warrants by certain warrant holders, offset by a $100,000 repayment of bank debt.

Cash Requirements and Financing

Our cash and financing requirements can be broken down into three components: short term funds required to continue operations in the period leading up to FDA clearance, funds required to launch the ProUroScan System into the market following FDA clearance, and funds required for other obligations.

Pre-FDA Clearance.  Our short-term objective is to obtain sufficient funding to bridge the Company through two key events that we believe will accrue significant incremental value to shareholders, namely, (1) FDA clearance of our ProUroScan System and (2) the establishment of a strategic corporate relationship with a large urology product, diagnostic, therapeutic, or drug company.  During this period, we must cover our current expenses and obligations, and fund any additional cost of consultants and legal representation needed to advance the FDA review process, as well as costs incurred to meet with prospective corporate partners.  Recognizing the uncertainty inherent in projecting what the FDA’s review and clearance timeline will be, we are managing our expenses tightly during the pre-clearance period.  Product development projects and certain remaining activities necessary to commercialize the ProUroScan System have been put on hold.  Operating expenses that continue during this period include the compensation of our two executive officers, public company compliance and reporting costs, consulting costs related to interfacing with FDA, patent legal fees, directors’ and officers’ insurance premiums, debt service and office expenses.  In total, we project these expenses will average less than $90,000 per month from July through December 2011.  As funding permits, we expect that following FDA clearance but before corporate or other financing becomes available we will pursue a limited number of key activities that will serve to accelerate the eventual market introduction and increase Company value.  We are presently engaged in a private offering of secured debt to meet these short term needs, with a goal to realize additional net proceeds of approximately $1 million.  As of August 9, 2011, we had only limited cash available, and are dependent upon our ability to successfully raise these new funds to provide the cash needed to fund operations in the short-term.

Post-FDA Clearance.  Following FDA clearance, as we scale up operations for our commercial launch, we expect our cash requirements to increase significantly.  Scale-up and commercial launch activities during the course of the first year include the establishment of internal regulatory and quality resources, the creation of a limited sales force, commercial sales of systems and tests, and the commencement of post-FDA studies in the institutions of our physician advisory council.  We estimate that we will require $3.6 million to $4.2 million during the twelve months following FDA clearance to accomplish these goals.  We anticipate that the funding required to launch the ProUroScan System will come from a strategic corporate partner, a new financing initiative, or both.  These sources may be augmented by funds that may be realized from alternative funding sources that we have in place, including callable warrants and a financing commitment, as described below.  In March 2011, we engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic distribution partner to help market our products, and are actively working to achieve that objective.  We expect such a distribution partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support.

Another possible source of funding for our activities following FDA clearance is the remaining funding available under the terms of a $3.125 million Securities Purchase Agreement (the “SPA”) we executed with Seaside 88, LP (“Seaside”) in 2010.  At the time the SPA was executed, we closed on an $875,000 first tranche of the funding.  Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six monthly tranches beginning with a $750,000 tranche within thirty days of receiving FDA clearance followed by five $300,000 tranches.  At each of the future closings, we will sell unregistered shares of our common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share, below which the parties are not obligated to close.

Other Obligations.  We are required to make a cash payment of $750,000 pursuant to the terms of the Artann development agreement upon receipt of FDA regulatory clearance.  We expect that the majority of this obligation will be funded by the first tranche of funding under the Seaside SPA.

Our $900,000 secured promissory note with Crown Bank matures in September 2011, and will have to be repaid, renewed or refinanced at that time.

Other Funding Sources.  If we experience extended delays in obtaining FDA clearance or in establishing a corporate partnership arrangement, we may need to obtain funding from other sources to execute our business plan.  The additional funding may be from the redemption of outstanding warrants as described below, or from the issuance of equity securities, convertible debt, or other private debt.  If any of these funding events occur, existing shareholders will likely experience dilution in their ownership interest.  If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock.

As of June 30, 2011, we had 3,590,894 currently redeemable warrants outstanding.  These warrants have an exercise price of $1.30 per share.  If and when we choose to exercise our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to approximately $4.7 million depending on the number of warrants actually exercised. We may call these warrants in 2011 to attempt to meet our financing needs outlined above.  In addition, we will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $3.7 million depending on the number of warrants actually exercised pursuant to such redemption.  Our ability to successfully raise additional funding through the redemption of the warrants will depend to a high degree upon the market price of our common stock in relation to the exercise price.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized if such redemptions were made.

If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearance of the ProUroScan System is delayed, we will be forced to delay U.S. commercialization activities.

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of June 30, 2011, we had an accumulated deficit of approximately $34.9 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

As of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Warrants

On April 13, 2011, the Company issued 36,669 shares of its common stock to its directors for $19,250 of directors’ fees earned during the three months ended March 31, 2011, in lieu of cash.

On April 15, 2011, the Company issued 113,333 shares to each of James Davis, a Director of the Company, and William Reiling, a greater than 5% shareholder of the Company as consideration for their guarantees of the Company’s $900,000 secured bank loan.

On May 12, 2011, the Company issued 8,475 shares of its common stock to an investor as consideration for providing a guarantee for the Company’s $100,000 line of credit with a bank.  As consideration for providing the guaranty, the Company issued to the guarantor 6,667 shares of stock, and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning November 12, 2011.  All accrued shares will be issued upon repayment of the loan.

On June 3, 2011, the Company issued 11,112 shares of common stock valued at $12,000 to David Koenig, a director, in lieu of cash for consulting fees.

Warrants

On June 21, 2011, the Company issued 150,000, five-year warrants to acquire shares of the Company’s common stock at $1.30 per share to a consultant pursuant to a six-month consulting agreement.  Under the terms of the agreement, 100,000 of the warrants vested immediately, while the remaining 50,000 will vest over the last three months of the consulting period.

Convertible Debt

On June 29, 2011, the Company held a first closing on $125,000 in a private placement of 10% secured, subordinated convertible notes.  Mr. Davis and Jack Petersen, a greater than 5% shareholder at the time of the transaction, each purchased $50,000 of the notes, and Larry Getlin, a Director of the Company, purchased $25,000 of the notes. The notes bear interest at 10% per annum, mature on September 15, 2013 and are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share.

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

Item 6.  Exhibits.

Exhibit No.	Description

10.1 *	Line of credit agreement dated May 12, 2011 by and between ProUroCare Medical Inc. and Central Bank.

10.2 *
Form of 10% Secured, Subordinated Convertible Note issued pursuant to the Company’s private placement of promissory notes on June 29, 2011 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 9, 2011).

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
_______________
*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: August 15, 2011	By: /s/ Richard C. Carlson Name: Richard C. Carlson Title: Chief Executive Officer

Date: August 15, 2011	By: /s/ Richard Thon Name: Richard Thon Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1 *	Line of credit agreement dated May 12, 2011 by and between ProUroCare Medical Inc. and Central Bank.

10.2 *
Form of 10% Secured, Subordinated Convertible Note issued pursuant to the Company’s private placement of promissory notes on June 29, 2011 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 9, 2011).

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
_______________
*Filed herewith.