Form 10-Q
period 2011-09-30
ProUroCare Medical Inc.
filed 2011-11-14
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
YES ☐  NO ☒

The registrant has 15,931,847 shares of common stock and 306,679 Units outstanding as of November 8, 2011.

ProUroCare Medical Inc.
Form 10-Q for the
Quarter Ended September 30, 2011

Table of Contents

Page No.

PART I - FINANCIAL INFORMATION		[1]

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	[1]

	Consolidated Statements of Operations	[2]

	Consolidated Statements of Cash Flows	[3]

	Notes to Consolidated Financial Statements	[6]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	[14]

ITEM 4.	CONTROLS AND PROCEDURES	[20]

PART II - OTHER INFORMATION		[21]

ITEM 1A.	RISK FACTORS	[21]

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	[21]

ITEM 6.	EXHIBITS	[21]

SIGNATURES		[22]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$1,714	$419,136
Other current assets	188,667	136,437
Total current assets	190,381	555,573
Equipment and furniture, net	14,818	15,232
Debt issuance costs, net	1,985	4,400
	$207,184	$575,205
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$600,025	$900,000
Notes payable	57,982	24,902
Convertible notes payable	76,716	—
Convertible notes payable, related party	300,000	—
Accounts payable	592,838	614,234
Accrued expenses	227,007	186,343
Total current liabilities	1,854,568	1,725,479

Commitments and contingencies
Long-term note payable, bank	500,000	100,025
Long-term note payable	—	376,018
Long-term convertible notes payable	75,000	—
Long-term convertible notes payable, related party	150,000	—
Total liabilities	2,579,568	2,201,522
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized
50,000,000 shares; 16,397,031 issued and
16,238,526 outstanding shares on
September 30, 2011; 15,854,295 issued and
and 15,777,883 outstanding shares on
December 31, 2010	162	158
Additional paid-in capital	33,061,270	32,272,782
Deficit accumulated during development stage	(35,433,816)	(33,899,257)
Total shareholders’ deficit	(2,372,384)	(1,626,317)
	$207,184	$575,205

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Period from August 17, 1999 (Inception) to
	2011	2010	2011	2010	September 30, 2011
Operating expenses:
Research and development	$20,816	$11,839	$82,636	$170,925	$8,012,931
General and administrative	385,562	629,612	1,050,084	1,568,989	14,469,996
Total operating expenses	406,378	641,451	1,132,720	1,739,914	22,482,927
Operating loss	(406,378)	(641,451)	(1,132,720)	(1,739,914)	(22,482,927)
Incentive for early warrant exercise	—	(686,313)	—	(686,313)	(1,999,622)
Incentive for early warrant exercise - related parties	—	(683,926)	—	(683,926)	(727,481)
Interest income	—	1,284	805	3,319	23,867
Interest expense	(30,566)	(229,681)	(84,293)	(748,235)	(5,529,297)
Interest expense - related parties	—	(214,262)	—	(646,826)	(2,306,049)
Debt extinguishment expense	(12,334)	—	(36,185)	(887,092)	(1,421,558)
Debt extinguishment expense - related parties	(81,520)	(126,882)	(282,166)	(160,216)	(990,749)
Net loss	$(530,798)	$(2,581,231)	$(1,534,559)	$(5,549,203)	$(35,433,816)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.19)	$(0.10)	$(0.43)	(9.56)

Weighted average number of shares outstanding:
Basic and diluted	16,238,526	13,890,120	16,084,455	12,814,096	3,708,028

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (inception) to
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(1,534,559)	$(5,549,203)	$(35,433,816)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	414	414	21,949
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	129,559	271,231	2,667,905
Common stock issued for services rendered	43,749	36,416	319,461
Common stock issued for interest	2,697	—	2,697
Common stock issued to related parties for interest	—	16,145	17,467
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	—	—	33,333
Notes payable issued for intangibles expensed
as research and development	—	—	150,000
Warrants issued for services	61,050	—	628,086
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for interest	—	—	710,862
Warrants issued for interest -related parties	—	—	317,100
Warrants issued for debt extinguishment	—	—	360,007
Warrants issued for debt extinguishment-related parties	—	710,862	26,828
Warrants issued for debt issuance cost	—	317,100	12,834
Warrants issued for early warrant exercise incentive	—	1,370,239	2,727,103
Units issued for interest	—	8,700	8,700
Units issued for interest-debt extinguisment	—	870,981	870,981
Amortization of note payable-original issue discount	—	—	152,247
Amortization of note payable-related parties original
issue discount	—	—	142,964
Amortization of convertible debt-original issue discount	—	—	1,146,587
Amortization of convertible debt-related parties original
issue discount	—	—	1,194,132
Amortization of debt issuance costs	39,915	395,128	1,932,487
Amortization of debt issuance costs-related parties	282,166	—	1,077,071
Bargain conversion option added to note payable-
related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development,
paid by issuance of common stock to CS Medical
Technologies, LLC	—	—	475,000
License rights expensed as research and development,
paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	(2,280)	(121,156)	(81,533)
Accounts payable	130,094	(192,524)	774,732
Accrued development expense	—	(30,000)	2,065,385
Accrued expenses	154,693	112,926	1,027,981
Net cash used in operating activities	(692,502)	(1,782,741)	(14,320,812)

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (inception) to
	2011	2010	September 30, 2011
Cash flows from investing activities:
Purchases of equipment and furniture	—	(14,314)	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	—	(14,314)	(36,767)

Cash flows from financing activities:
Proceeds of note payable, bank	100,000	—	700,000
Payments of note payable, bank	—	(300,000)	(1,300,000)
Proceeds of notes payable	99,000	563,345	1,002,845
Payment of notes payable	(130,920)	(56,836)	(1,673,651)
Proceeds of notes payable - related parties	—	403,000	1,056,738
Payments of notes payable - related parties	—	—	(282,800)
Proceeds from long-term notes payable and bank debt	75,000	—	4,282,362
Proceeds from long-term notes payable, related parties	150,000	—	1,513,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	602,438	2,223,788
Payments for debt issuance costs	(18,000)	—	(784,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	(163,072)	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	875,000	9,030,756
Net cash provided by financing activities	275,080	1,923,875	14,359,293
Net increase (decrease) in cash	(417,422)	126,820	1,714
Cash, beginning of the period	419,136	1,000,874	—
Cash, end of the period	$1,714	$1,127,694	$1,714

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30		Period from August 17, 1999 (inception) to
	2011	2010	September 30, 2011

Supplemental cash flow information:
Cash paid for interest	$46,565	$63,672	$965,318
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable	—	80,918	371,808
Offering costs credit included in accrued expenses	—	(7,896)	—
Deferred offering costs offset against gross proceeds
of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Debt issuance costs included in accrued expense	9,000	—	9,000
Warrants issued pursuant to notes payable	—	—	467,191
Warrants issued for debt issuance costs	—	—	298,021
Warrants issued in prepayment of services	111,000	—	111,000
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Warrant exercise cost paid in lieu of cash for services
rendered-related party	—	—	11,250
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable-related party tendered for warrant exercise	—	646,000	672,000
Notes payable tendered for warrant exercise	—	405,982	405,982
Conversion of notes payable to units	—	600,000	600,000
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	—	13,569
Convertible debt issued in lieu of cash for
accrued expenses	—	—	31,413
Convertible debt issued as debt issuance costs related to
guarantee of long-term debt (recorded as a
beneficial conversion in additional paid-in capital)
applied to accounts payable	—	—	733,334
Convertible debt issued in lieu of cash for
accounts payable	65,698	—	65,698
Conversion of convertible debt to units	—	—	1,638,750
Conversion of accrued expenses to equity	103,154	88,846	523,261
Conversion of convertible debt-related parties to units	—	—	1,323,334
Conversion of notes payable, related parties into
convertible debentures	—	—	200,000
Common stock issued in lieu of cash for
accrued expenses	12,500	66,666	271,553
Common stock issued in lieu of cash for
accounts payable	100,000	—	222,291
Common stock issued in lieu of cash for
accrued development cost	—	1,565,385	2,065,385
Common stock issued in lieu of cash for
notes payable-related parties	—	—	10,300
Common stock issued for debt issuance cost	—	—	301,230
Common stock issued pursuant to notes payable	298,333	497,601	813,933
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

September 30, 2011 and 2010 and the period from
August 17, 1999 (Inception) to September 30, 2011

(Unaudited)

(1)  Description of Business and Summary of Significant Accounting Policies.

(a)	Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease.  The primary focus of the Company is currently the prostate imaging device, known as the ProUroScanTM System, which is designed to produce an elasticity image of the prostate as an adjunctive aid in visualizing and documenting tissue abnormalities in the prostate that have been detected by digital rectal exam.  The Company’s developmental activities, conducted by its wholly owned operating subsidiary, ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities. Through its development partner, Artann Laboratories, Inc. (“Artann”), clinical trials of the ProUroScan have been completed and a 510k application for market clearance under the de novo process has been submitted to the U.S. Food and Drug Administration (“FDA”), where it is currently being reviewed.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PUC.  Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.  The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years.  All options and warrants outstanding were anti-dilutive for the three and nine months ended September 30, 2011 and 2010 and the period from August 17, 1999 (Inception) to September 30, 2011 due to the Company’s net losses.  10,046,056 and 8,989,966 shares of common stock issuable under stock options, warrants, and convertible debt were excluded from the computation of diluted net loss per common share for each of the three and nine months ended September 30, 2011 and 2010, respectively.

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

Stock-based compensation expense related to stock options was $60,164, $129,559 and $2,545,330 for the three and nine months ended September 30, 2011 and the period from August 17, 1999 (Inception) to September 30, 2011, respectively, or $0.00, $0.01 and $0.69 on a per share basis.  Stock-based compensation expense related to stock options was $208,328 and $271,231 for the three and nine months ended September 30, 2010 or $0.02 and $0.02 on a per share basis. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $71,000 for the remaining part of the year for the year ending December 31, 2011 and $175,000 for the year ending December 31, 2012.

In determining the compensation expense of the options granted during the three and nine months ended September 30, 2011 and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model.  The weighted-average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30		Nine months Ended September 30
	2011	2010	2011	2010
Risk-free Interest Rate	0.62%	0.95%	1.14%	1.07%
Expected Life of Options Granted	4.0 years	3.3 years	4.05 years	3.4 years
Expected Volatility	125.8%	128.1%	125.5%	128.5%
Expected Dividend Yield	0	n/a	0	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option.  For performance-based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.  Expected volatility is based on a simple average of weekly price data since April 5, 2004, the date the Company merged with PUC.  Since the Company has only two employees, management expects and estimates that substantially all employee stock options will vest; therefore, the forfeiture rate used was zero.  The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect.

(e)	Warrants

The Company’s policy is to record warrants issued to non-employees as consideration for goods or services received at their fair value on the issue date and expense them as an operating expense depending on the nature of the goods or services received.

The Company issued 150,000 warrants to a consultant as consideration for services on June 21, 2011.  The $111,000 fair value of the warrants was recorded as a prepaid expense and is being expensed over the six-month term of the consulting agreement.  The Company remeasures the value of the warrants at each reporting period.  The value of unvested warrants as of September 30, 2011 was not materially different from the initial fair value.  No warrants were issued to non-employees during the three and nine months ended September 30, 2010.  Expense related to warrants issued to non-employees for goods and services received was $55,500, $61,050, and $628,086 for the three and nine months ended September 30, 2011 and for the period from August 17, 1999 (inception) to September 30, 2011, respectively, or $0.00, $0.00, and $0.17 on a per share basis. The fair value of the warrant issued during the three and nine months ended September 30, 2011 was estimated on the date of grant using the Black-Scholes pricing model, assuming a risk-free rate of 1.52%, an expected life of 4.89 years, expected volatility of 126.3%, and a 0% dividend yield.

Warrants issued to lenders and loan guarantors who provide financing or loan guarantees to the Company are recorded at their fair value as debt issuance cost assets on the date the loans are made and expensed as interest expense over the term of the debt.  Warrants issued as an inducement to existing warrant holders to exercise their warrants early are valued at their fair value on the exercise date and immediately expensed as incentive for early warrant exercise.  No such warrants were issued during the three and nine months ended September 30, 2011 and 2010.

(f)	Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock.  The value of the common stock compensation is recorded as debt issuance cost and amortized over the term of the loans.

On April 15, 2011, the Company modified its Crown Bank loan and on May 12, 2011, the Company established a $100,000 line of credit with a bank, in each case recording debt issuance costs arising from stock compensation provided to the loans’ guarantors (see Note 3).

Debt issuance costs are summarized as follows:

	September 30, 2011	December 31, 2010
Debt issuance costs, gross	$1,020,928	$719,262
Less amortization	(1,018,943)	(714,862)
Debt issuance costs, net	$1,985	$4,400

Amortization expense related to debt issuance costs was $87,353, $304,081 and $2,991,558 for the three and nine months ended September 30, 2011 and the period from August 17, 1999 (Inception) to September 30, 2011, respectively.  Amortization expense related to debt issuance costs was $151,272 and $395,128 for the three and nine months ended September 30, 2010.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2011, the Company had an accumulated deficit of approximately $35,400,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.  Accrued Expenses.

Accrued expenses are summarized as follows:

	September 30, 2011	December 31, 2010
Directors’ fees	$38,750	$15,000
Consulting fees	37,000	1,219
Audit fees	33,750	30,000
Accrued interest	32,045	52,897
Accrued compensation	28,773	10,168
Accrued bonus	25,000	—
Legal fees	10,536	15,205
Bank loan fee	9,000	—
Due to directors	8,325	—
Accrued stock to be issued for loan consideration	3,333	60,000
Other	495	1,854
	$227,007	$186,343

Note 3.  Notes Payable – Bank.

The following summarizes notes payable - bank balances at September 30, 2011 and December 31, 2010, and the related activity during the nine months ended September 30, 2011:

	September 30, 2011	December 31, 2010	Activity During the Nine Months Ended September 30, 2011
Short term notes payable, bank:
Crown Bank promissory note	$400,000	$900,000	Reclassified $500,000 as long term per loan modification described below
Central Bank promissory note	100,025	—	Reclassified from long term to short term
Central Bank line of credit	100,000	—	Established new line of credit in May 2011
Total short term notes payable, bank	$600,025	$900,000

Long term notes payable, bank:
Crown Bank promissory note	$500,000	$—	Reclassified from short term
Central Bank promissory note	—	100,025	Reclassified to short term
Total long term notes payable, bank	$500,000	$100,025

Crown Bank Loans

On April 15, 2011, the Company modified its $900,000 Crown Bank loan (the “Crown Loan”) to extend the maturity date to September 28, 2011.  No other terms were modified.  Pursuant to the loan extension, on April 21, 2011, the Company issued 83,333 shares of its common stock to each of the loan’s two guarantors, James Davis, a Director of the Company, and William Reiling, a greater than 5% shareholder of the Company (together, the “Guarantors”), and paid an $18,000 loan fee to Crown Bank.  In addition, the Company concurrently issued 30,000 shares to each Guarantor as consideration for providing their guarantees on the Crown Loan from December 28, 2010 through March 28, 2011 pursuant to loan consideration agreements dated June 28, 2010.  It was determined the loan modification was a substantial modification of the terms of the note, as the present value of the cash flows under the modified note was greater than 10% different from the present value of the cash flows under the original note.  The shares to be issued as consideration, valued at $1.00 per share on the loan renewal date, were recorded as debt extinguishment expense over the term of the loan.  Debt extinguishment expense related to the Crown Loan of $81,520 and $309,166 was recorded during the three and nine months ended September 30, 2011.  On October 11, 2011 the Company renewed the Crown Loan (see Note 7).

Central Bank Loans

On January 14, 2011, the Company renewed its $100,025 promissory note with Central Bank.  As consideration for providing a guaranty of the note, the Company issued to the guarantor 6,667 shares of stock and is accruing for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning July 17, 2011.  As of September 30, 2011, 3,333 shares of stock were accrued for issuance.  It was determined the loan modification was a substantial modification of the terms of the note, as the present value of the cash flows under the new convertible promissory note was greater than 10% different from the present value of the cash flows under the original notes.  The Company recognized $3,334 and $9,185 of debt extinguishment expense related to the stock issued for the loan guaranty during the three and nine months ended September 30, 2011, respectively.

On May 12, 2011, the Company established a $100,000 line of credit with Central Bank.  The line of credit will expire on May 12, 2012.  Principal amounts borrowed against the line of credit will bear interest at the prime rate plus 1.0%, with a minimum rate of 6.0% (currently 6%).    As of June 30, 2011, the Company had borrowed the entire $100,000 line of credit amount, which remains outstanding at September 30, 2011.  The line of credit is guaranteed by an individual investor, who was granted a subordinated security interest in the Company’s assets until the line of credit is repaid and expires or otherwise terminates.  As consideration for providing the guaranty, the Company issued to the guarantor 6,667 shares of stock, and will accrue for issuance 1,111 shares of its common stock for each month or portion thereof that the principal amount of the loan remains outstanding beginning November 12, 2011.  The $5,000 value of the common stock issued was recorded as a debt issuance asset and is being expensed on a straight-line basis through November 12, 2011.  The Company recognized $2,499 and $3,830 of interest expense related to the stock issued for the loan guaranty during the three and nine months ended September 30, 2011, respectively.

Note 4.  Notes Payable.

The following summarizes notes payable balances at September 30, 2011 and December 31, 2010, and the related activity during the nine months ended September 30, 2011:

	September 30, 2011	December 31, 2010	Activity During the Nine months Ended September 30, 2011
Short term notes payable:
Insurance policy financing	$57,982	$24,902	Original principal was repaid; a new financing of $99,000 was obtained
Short term convertible notes payable:
Note payable due August 10, 2012	$65,698	$—	Note issued in lieu of cash for accounts payable
Note payable due August 11, 2012	11,018	—	Refinancing of long term note payable
Total convertible notes payable, short term	$76,716	$—
Short term convertible notes payable - related party:
Note payable due August 8, 2012	$300,000	$—	Refinancing of long term note payable
Long term notes payable:
Note payable dated June 11, 2010	$—	$11,018	Refinanced as convertible debt
Note payable dated June 11, 2010	—	65,000	Principal was repaid
Note payable dated September 23, 2009	—	300,000	Refinanced as convertible debt
Total notes payable-long term	$—	$376,018
Long term convertible notes payable
Notes payable due September 20, 2013	$75,000	$—	Newly issued – see detail below.
Long term convertible notes payable - related party:
Notes payable due September 20, 2013	$150,000	$—	Newly issued – see detail below.

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

On June 29, 2011 the Company held a first closing of $125,000 in a private placement of 10% secured, subordinated convertible notes.  James Davis, Director, and Jack Petersen, a greater than 5% shareholder at the time of the transaction, each purchased $50,000 of the notes, and Larry Getlin, Director, purchased $25,000 of the notes. The notes bear interest at 10% per annum payable on the maturity date, mature on September 15, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share.

On August 12, 2011, the Company held a second closing of $100,000 in a private placement of 10% secured, subordinated convertible notes.  The notes bear interest at 10% per annum payable on the maturity date, mature on September 15, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share.  In the closing, the spouse of Scott Smith, Director, purchased $25,000 of the notes.

Note 5.  Shareholders’ Equity.

Stock Options

On August 9, 2011, the Company issued 28,736 non-qualified stock options to each of its non-employee directors pursuant to its standard annual option award program, upon their re-election to the Board.  The options are exercisable for a period of seven years at an exercise price of $0.87 per share, and vest ratably over 12 months.  The options were valued at $0.68 per share using the Black-Scholes pricing model and will be expensed as general and administrative expense on a straight-line basis over the vesting period.

Note 6.  Income Taxes.

The Company had no significant unrecognized tax benefits as of September 30, 2011 and December 31, 2010 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease.  The Company has adopted the policy of classifying income tax related interest and penalties as interest expense and general and administrative expense, respectively

The Company has generated net operating loss carryforwards of approximately $8.9 million.  The Company has also generated approximately $12.2 million of built-in losses in the form of start-up expenses.  Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering.  Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.3 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2012-2023.  We believe that approximately $11.8 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $3.5 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025.The net operating loss carryforwards are subject to examination until they expire.  The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2008 - 2010
State of Minnesota 2007 - 2010

Note 7.  Subsequent Events.

Amendment to Crown Loan

On October 11, 2011, the Company renewed the Crown Loan (see Note 3) again, to mature on October 31, 2012.  Pursuant to the renewal, the Company made a principal reduction payment of $200,000 on October 31, 2011 and is to make a second $200,000 principal reduction payment on March 31, 2012.  The remaining $500,000 principal balance is due on October 31, 2012.  There were no other changes in the note terms, and the loan remains secured by all Company assets and guaranteed by the Guarantors.

In connection with the renewal, the Guarantors each agreed to provide guarantees for the Crown Loan through October 31, 2012 under the same stock compensation formula as was provided for their previous Crown Loan guarantees.  The Company agreed to issue 77,586 shares to each Guarantor as consideration for the guarantee period from September 29, 2011 through March 31, 2012.  However, if the Crown Loan has not been retired by March 31, 2012, the Company has agreed to double the monthly compensation formula during the guarantee period from April 1, 2012 through October 31, 2012.  During that seven month period, consideration will accrue monthly until the Crown Loan is retired or the Guarantors are otherwise relieved of their guarantee commitments.  The maximum number of the Company’s common shares that could be issued to each Guarantor for the period from April 1, 2012 through October 31, 2012 is 140,798.  It was determined the loan modification was a substantial modification of the terms of the note, as the present value of the cash flows under the modified note was greater than 10% different from the present value of the cash flows under the original note.  The shares to be issued as consideration, valued at $0.98 per share on the loan renewal date, will be expensed as debt extinguishment expense over the term of the loan.  A $9,000 loan fee to be paid to Crown Bank was expensed as debt extinguishment expense during the three and nine months ended September 30, 2011.

Sale of Convertible Notes

On October 12 and October 31, 2011, the Company held closings totaling $250,000 in a private placement of 10% secured, subordinated convertible notes.  The notes bear interest at 10% per annum, mature on September 20, 2013, and are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share.  James Davis, Director, and William Reiling, a greater than 5% shareholder at the time of the transaction, each purchased $100,000 of the notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is an emerging medical device company that is in the process of obtaining FDA clearance for its first product, an innovative prostate imaging system known as the ProUroScan™ System.  The ProUroScan System is an imaging system that is designed to produce an elasticity image of the prostate as an adjunctive aid in visualizing and documenting abnormalities in the prostate that have been detected by digital rectal exam (“DRE”). As an adjunct to a DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate.  The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results.

We own patents and exclusively license patents and know-how related to the creation in real-time of two- and three-dimensional images of soft tissue using special software to process data acquired by probes that incorporate arrays of sensitive mechanical force sensors.  The ProUroScan System is our first embodiment of this technology, to be used to image the prostate.  We believe that this technology can be applied to other urological applications and to other soft tissue organs in the future.

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

The FDA is continuing its review of the de novo application, and we are engaged in active dialogue with FDA review personnel.  During the course of this dialogue, we have supplied answers to various questions made by the FDA as they relate to the de novo application. We may receive additional questions and input from the FDA and we expect to continue to respond in an expeditious manner.  Our focus is to accelerate the clearance process as much as possible within the FDA review framework.

In August of this year, we were advised by the FDA that provisions of a May 2011 FDA draft guidance document pertaining to cleaning and disinfecting reusable medical devices will be required to be met as part of the ProUroScan System’s regulatory clearance process.  In light of this new FDA guidance, Artann and ProUroCare have decided to classify the ProUroScan’s probe as a single-use disposable device.  In so doing, we hope to avoid any additional possible clearance delays that might result from performing and documenting additional cleaning and disinfecting testing.  Once initial FDA clearance of the ProUroScan system with a single-use disposable probe is granted, we will undertake a second 510(k) filing that will document an effective cleaning and disinfecting protocol and validation to allow the probe to be marketed as a multiple use device upon clearance.  While Artann was responsible for obtaining the initial regulatory approval, ProUroCare will assume the responsibility for submitting the second 510(k).

While this testing and second 510(k) is being completed and reviewed, we intend to install existing cart-based ProUroScan Systems in the facilities of approximately six members of our Scientific Advisory Board to begin formal training in the use of the system on prostate models upon initial de novo approval.  We believe that the insights gained from the participation of these influential physicians will prove invaluable to our success.  We have identified the key opinion leaders who will expand our base of clinical reference while evaluating physician training and in-service programs.  The importance of establishing well defined training programs and protocols is essential to ensure early and long term success with a new medical device.  It also enables medical device sales and in-service specialists to take on full responsibility for these activities once full scale commercialization commences.

We intend to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market.  In March 2011, we engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market our products, and are actively working to achieve that objective.

During this pre-revenue stage we have identified and engaged a number of individuals and firms with the specialized talent and capabilities to advance our business.  Using consultants and contract service providers to perform critical functions on an as-needed basis has allowed us to be flexible in addressing our business needs while minimizing on-going cash requirements.  For example, we have conducted our development and clinical activities primarily through the use of contracted resources that specialize in developing regulatory strategies, managing the clinical trial process and counseling on FDA matters.  We have also established a strong relationship with a contract manufacturer and product development firm that has completed the production of three pre-commercial systems to establish and validate the manufacturing process, and who will manufacture the ProUroScan system when we enter the market.  A New York-based financial consultant has been engaged to help us identify and evaluate financing opportunities and increase financial market awareness of our company.  We have identified additional outstanding candidates in the marketing, engineering, and medical reimbursement fields that we intend to utilize to help us prepare for commercialization as soon as funding permits.

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

Current operating expenses

We incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, public and investor relations, financial consulting, directors’ and officers’ insurance premiums, financial printing, press releases, and transfer agent fees.  We also incur costs associated with regulatory consulting and the prosecution and maintenance of our intellectual property.  In addition, we incur normal general and administrative costs including executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the three months ended September 30, 2011 were $406,378, a decrease of $235,073, or 37%, compared to $641,451 last year.  Our primary operating expenses for the three months ended September 30, 2011 consisted of compensation costs, consulting costs, and costs related to being a public company, and included $122,000 of non-cash expenses related to the expensing of options and warrants.  The reduction of operating expenses resulted from reduced option compensation expense and our decision to conserve cash prior to FDA clearance of our ProUroScan System by incurring only expenses essential to obtain FDA clearance, to transfer and validate manufacturing processes, and to expand and strengthen our patent position.  Compensation expense related to stock options was $60,000 during the three months ended September 30, 2011, a decrease of $148,000 or 71%, compared to $208,000 in the prior year.  Cost reductions included reduced usage of consultants, leading to a $47,000 reduction of consulting fees, or 33%, compared to $141,000 during the same period last year.  Other expense reductions were made in the areas of legal fees, investor relations and public relations.

Net Interest Expense.  Net interest expense for the three months ended September 30, 2011 was $30,566, a decrease of 93% compared to $442,659 during the same period last year.  Our interest expense includes the stated interest on funds we have borrowed and debt issuance costs, primarily the cost of equity paid as consideration to lenders and loan guarantors, incurred in obtaining the loans or in refinancing the loans if the modifications of the loan terms are not considered significant under the accounting rules.  During the three months ended September 30, 2010, our interest also included the $377,000 cost of warrants issued as interest pursuant to a debt offering during that period.  Stated interest expense for the three months ended September 30, 2011 was $28,200, a decrease of 34% compared to $43,000 during the same period last year.  This reduction was primarily due to reduced finance charges on outstanding payables in the 2011 period compared to the prior year.  Interest expense related to debt issuance costs declined from $25,000 during the three months ended September 30, 2010 to $2,500 this year, as the modifications of certain loans  refinanced were considered significant under the accounting rules and were therefore classified a debt extinguishment expense in the 2011 period.

Debt Extinguishment Expense.  Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the modification or changes to provisions of short-term loans from lenders in certain financing transactions.  Debt extinguishment expense for the three months ended September 30, 2011 decreased to $94,000 from $127,000 during the same period last year, as a result of a reduction in the average amount of refinanced bank debt subject to equity consideration payments to lenders and loan guarantors.

Incentive for Early Warrant Exercise. On August 2, 2010, the Company closed its tender offer to holders of certain outstanding warrants which provided additional consideration for the exercise of such warrants (the “2010 Warrant Tender Offer”).  The Company offered to holders of the subject warrants the opportunity to exercise their existing warrants and receive, in addition to the shares of common stock purchased upon exercise, new, three-year replacement warrants.  A total of 1,007,529 warrants were tendered by warrant holders and accepted by the Company pursuant to the 2010 Warrant Tender Offer.  The replacement warrants, valued at $1,370,239, were recorded as incentive for early warrant exercise expense during the three months ended September 30, 2010.  No such expense was recorded during the three months ended September 20, 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

Operating Expenses/Operating Loss.  Our operating expenses (and our operating loss) for the nine months ended September 30, 2011 were $1,132,720, a decrease of $607,194, or 35%, compared to $1,739,914 last year.  Our primary operating expenses for the nine months ended September 30, 2011 consisted of compensation costs, consulting costs, and costs related to being a public company, and included $197,000 of non-cash expenses related to the expensing of options and warrants. The reduction of operating expenses resulted from reduced option compensation expense and our decision to conserve cash prior to FDA clearance of our ProUroScan System by incurring only expenses essential to obtain FDA clearance, to transfer and validate manufacturing processes, and to expand and strengthen our patent position.  These cost reduction efforts included the reduction of operations, reimbursement and financial consulting costs by $208,000 or 53%, to $183,000 compared to $391,000 during the same period last year, a decrease in compensation expense related to stock options by $141,000 or 52%, to 130,000 compared to $271,000 last year, and the reduction of contracted development and engineering costs by $95,000 or 71%, to $38,000 compared to $133,000 during the same period last year.  Other expense reductions were made in the areas of investor relations, public relations and directors’ fees.

Net Interest Expense.  Net interest expense for the nine months ended September 30, 2011 was $83,488, a decrease of 94% compared to $1,391,742 during the same period last year.  Our interest expense includes the stated interest on funds we have borrowed and debt issuance costs, primarily the cost of equity paid as consideration to lenders and loan guarantors, incurred in obtaining the loans or in refinancing the loans if the modifications of the loan terms are not considered significant under the accounting rules.  During the nine months ended September 30, 2010, our interest included the $1,028,000 cost of warrants issued as interest pursuant to a debt offering during that period.  Stated interest expense for the nine months ended September 30, 2011 was $69,000, a decrease of 50% compared to $143,000 during the same period last year.  This reduction was primarily due to the elimination of finance charges on payables and a reduction in our bank loan principal, and a refinancing of private debt into convertible debt that resulted in reduced interest.  Interest expense related to debt issuance costs declined from $224,000 during the nine months ended September 30, 2010 to $13,000 this year, as the modifications of certain loans  refinanced were considered significant under the accounting rules and were therefore classified a debt extinguishment expense in the 2011 period.

Debt Extinguishment Expense.  Our debt extinguishment expense for the nine months ended September 30, 2010 included a charge of $870,981 that represented the excess fair value of the securities issued over the carrying value of the debt and interest at the time of the conversion of a $600,000 loan from the Phillips W. Smith Family Trust and $97,546 of accrued interest thereon into 381,173 equity units.  Excluding this charge, debt extinguishment expense for the nine months ended September 30, 2011 increased to $318,351 or 81% from $176,327 during the same period last year, as a result of an increase in the average amount of refinanced bank debt subject to equity consideration payments to lenders and loan guarantors during the nine month period.

Balance Sheet Changes

During the nine months ended September 30, 2011, we converted $311,018 of short term notes payable into convertible debt.  In addition, working with two of our service providers, we converted a total $165,698 of accounts payable into equity and a long-term convertible note.  On May 11, 2011 we established a $100,000 bank line of credit, and have borrowed the full amount as of September 30, 2011.  On June 29, 2011 and August 12, 2011, we closed on a total of $225,000 in a private placement of convertible secured debt.  Effective September 28, 2011, we completed a renewal of our $900,000 secured promissory note with Crown Bank, resulting in $500,000 of the principal balance being reclassified as long-term as of September 30, 2011.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents and patent applications related to the mechanical imaging technology.  These intellectual property rights, combined with our rights to patents and patent applications provided under our license and commercialization and development agreements with Artann, are the foundation for our proposed product offerings. Our intellectual property rights and all other Company assets secure $700,000 of senior bank notes and $975,025 of subordinated promissory notes and, as a result, are not available to secure additional senior debt financing. We do not anticipate selling any significant assets in the near term.

Sources and Uses of Cash

Net cash used in operating activities was $693,000 during the nine months ended September 30, 2011 compared to $1,783,000 in 2010.  The reduction of cash used is a result of our actions to conserve cash during the pre-FDA clearance period by incurring only expenses essential to obtain FDA clearance, transfer and validate manufacturing processes, and expand and protect our patent position.  We also reduced amounts used to increase operating assets and reduce operating liabilities compared to last year.

Net cash provided by financing activities was $275,000 during the nine months ended September 30, 2011, resulting from borrowing provided under $225,000 of secured debt placements, a $100,000 bank line of credit, and a $99,000 insurance financing installment loan, less the repayment of $131,000 of other loans.  Net cash provided by financing activities was $1.9 million during the nine months ended September 30, 2010, resulting from the $885,000 proceeds of a private debt offering, $731,000 of net proceeds from a private equity offering, and net proceeds of $583,000 from the exercise of warrants by certain warrant holders, including the 2010 Warrant Tender Offer. These sources of cash were offset by $300,000 of bank loan repayments made during the period.

Cash Requirements and Financing

Our cash and financing requirements can be broken down into three components: (1) short term funds required to continue operations in the period leading up to initial FDA clearance, (2) funds required to launch the ProUroScan System into the market following FDA clearance, and (3) funds required for other obligations.

Pre-FDA Clearance.  Our short-term objective is to obtain sufficient funding to see the Company through two key events that we believe will accrue significant incremental value to shareholders, namely, (1) initial FDA clearance of our ProUroScan System and (2) the establishment of a strategic corporate relationship with a large urology product, diagnostic, therapeutic, or drug company.  During this period, we must fund our current expenses and obligations, any additional cost of consultants and legal representation needed to advance the FDA review process, and the costs incurred to meet with prospective corporate partners.  Recognizing the uncertainty inherent in projecting what the FDA’s review and clearance timeline will be, we are aggressively managing our expenses during the pre-clearance period.  Funding requirements during this period include the compensation of our two executive officers, public company compliance and reporting costs, consulting costs related to interfacing with FDA, patent legal fees, directors’ and officers’ insurance premiums, financial consulting fees, debt service, and office expenses. We project these basic operating expenses will average less than $80,000 per month during the remainder of 2011.  In addition, we intend to pay certain current obligations to key suppliers and employees of approximately $220,000 before end of the year.  As funding permits, we will pursue a limited number of additional key activities that will serve to accelerate the eventual market introduction and increase Company value, including the activities needed to validate the cleaning and disinfection protocol and prepare our planned follow-on FDA regulatory submission to seek clearance on a reusable probe, and the filing of patent applications on new technologies and product ideas.

Post-FDA Clearance.  Following initial FDA clearance, we expect our cash requirements to increase significantly as we scale up operations for our commercial launch.  Scale-up and commercial launch activities during the course of the first year include the establishment of internal engineering, marketing, regulatory and quality resources, the creation of a sales force, commercial sales of systems and tests, and the commencement of post-FDA studies in the institutions of our physician advisory council.  We also plan to complete the regulatory approval process related to our follow-on FDA regulatory submission and to develop and introduce a compact, portable version of the ProUroScan system.  We estimate that we will require $4.0 million to $4.5 million during the twelve months following FDA clearance to accomplish these goals.

Other Obligations.  We are required to make a cash payment of $750,000 pursuant to the terms of the Artann development agreement upon receipt of FDA regulatory clearance.  We are also required to retire $200,000 of our secured promissory note with Crown Bank on March 31, 2012.

Funding Sources.  We are dependent upon our ability to successfully raise new cash to fund operations.  We anticipate that the funding required to launch the ProUroScan System will come from a combination of new and ongoing financing initiatives, funding alternatives that are in place, and a strategic corporate partner.

From June 20,2011 to September 30,2011, we raised a total of $225,000 in private placements of convertible debt. Our goal is to raise an additional $500,000 to $750,000 from convertible debt placements in the fourth quarter of 2011.  We are also currently in discussions with several financial institutions with the expectation of launching a new financing initiative in late 2011 or early 2012.  Our objective is to raise between $2.5 million and $4.5 million in such an initiative, including an up-front $500,000 short-term bridge facility.  We expect these funds would be used to facilitate the acceleration of our scale up activities, fund the development of a compact version of the ProUroScan System, and eliminate our bank debt.

In 2010, we executed a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”) that may provide a source of funds.  At the time the SPA was executed, we closed on an $875,000 first tranche of the funding.  Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six monthly tranches beginning with a $750,000 tranche within thirty days of receiving FDA clearance followed by five $300,000 tranches.  At each of the future closings, we will sell unregistered shares of our common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share, below which the parties are not obligated to close.  Seaside is not obligated to provide funding under the SPA to the extent that, as a result of such funding, Seaside’s ownership percentage of ProUroCare Medical would exceed 9.9%.

In addition, as of November 11, 2011, we had 3,590,894 currently redeemable warrants outstanding.  These warrants have an exercise price of $1.30 per share.  If and when we choose to exercise our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to approximately $4.7 million depending on the number of warrants actually exercised by the holders of the warrants. We may call these warrants to help meet our financing needs outlined above.  In addition, we will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days.  If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $3.7 million depending on the number of warrants actually exercised by the holders of the warrants who want to avoid such redemption by the Company.  Our ability to successfully raise additional funding through the redemption of the warrants will depend to a high degree upon the market price of our common stock in relation to the exercise price.  There can be no assurance that we will be able to redeem the warrants, or how much would be realized by warrant exercises during the redemption period.

In March 2011, we engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market our products, and are actively working to achieve that objective.  We expect such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these.  In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of funding we will require.

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

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of September 30, 2011, we had an accumulated deficit of approximately $35.4 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

As of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2011, ProUroCare Medical Inc. (the Company”) held a closing in a private placement of $100,000 of 10% secured, subordinated convertible notes.  The notes bear interest at 10% per annum, mature on September 20, 2013, and are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share.  The closing included a $25,000 investment by the spouse of Company director Scott Smith.

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

10.1
Form of 10% Secured, Subordinated Convertible Note issued pursuant to the Company’s private placement of promissory notes on August 12, 2011 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed July 1, 2011).

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

ProUroCare Medical Inc.

Date: November 14, 2011	By:	/s/ Richard C. Carlson
	Name:	Richard C. Carlson
	Title:	Chief Executive Officer

Date: November 14, 2011	By:	/s/ Richard Thon
	Name:	Richard Thon
	Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1
Form of 10% Secured, Subordinated Convertible Note issued pursuant to the Company’s private placement of promissory notes on August 12, 2011 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed July 1, 2011).

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