Form 10-K
period 2011-12-31
ProUroCare Medical Inc.
filed 2012-04-16
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,400,911 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

16,661,790 common shares and 306,679 Units at April 2, 2012

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

TABLE OF CONTENTS

		Page
PART I
ITEM 1:	BUSINESS	1
ITEM 1A:	RISK FACTORS	14
ITEM 1B:	UNRESOLVED STAFF COMMENTS	28
ITEM 2:	PROPERTIES	28
ITEM 3:	LEGAL PROCEEDINGS	28

PART II
ITEM 4:	MINE SAFETY DISCLOSURES	28
ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
	AND ISSUER PURCHASES OF EQUITY SECURITIES	29
ITEM 6:	SELECTED FINANCIAL DATA	30
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	30
ITEM 7A:	QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURES	36
ITEM 9A:	CONTROLS AND PROCEDURES	36
ITEM 9B:	OTHER INFORMATION	37

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	37
ITEM 11:	EXECUTIVE COMPENSATION	40
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	44
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	46
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	47

PART IV
ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	49

SIGNATURES		53

PART I

ITEM 1: BUSINESS

Overview

We have developed and are preparing to market an innovative prostate imaging system known as the ProUroScan™ System. The ProUroScan System creates images and documents abnormalities of the prostate using our new, proprietary mechanical elasticity imaging technology. The ProUroScan System is an imaging system designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate.

Most abnormalities found in otherwise homogenous organ tissues are less elastic than normal tissues. The ProUroScan’s unique technology uses mathematical algorithms to interpret measurements of relative prostate tissue elasticity taken by mechanical sensors to render images of the prostate in real time. Using the system’s specially designed rectal probe, physicians can quickly and cost-effectively visualize the prostate gland and document specific areas of concern. The final composite image can be saved as a permanent electronic record and can be conveniently retrieved to view previous test results.

Current tools used to detect the presence of an abnormality in the prostate have significant limitations, a fact that has been documented in numerous scientific articles published throughout the world. Prostate disease patients who receive an abnormal test result must make numerous decisions, such as whether to biopsy, based on limited, non-specific and sometimes subjective information. We believe that our ProUroScan System’s ability to produce images of the prostate and objectively document abnormalities will be of significant value to the patient and his physician as an adjunct to the DRE.

The ProUroScan System is not currently marketed or sold and has not yet been cleared for marketing by the U.S. Food and Drug Administration (“FDA”). Our goal is to have ProUroScan System regulated by the FDA as a Class II device. The current status of the FDA market clearance process is described below under the caption “ProUroCare System Status.”

Once FDA clearance of the ProUroScan System is received, we plan to install systems in a limited number of major healthcare centers and are preparing for subsequent commercialization in key major metropolitan markets in 2012. To that end, we are actively seeking a strategic corporate partner with a strong sales and in-service support presence in the urologic market.

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

We believe the ProUroScan System’s existing technology provides a platform on which to develop multiple future generation systems. In the future, we intend to develop and introduce enhanced versions and additional indications for this technology. For example, we plan to develop and study versions of the system that may be able to monitor changes in prostate tissue over time, guide prostate biopsies, do prostate disease screening and assess changes in prostate size following drug treatment for benign prostate hyperplasia (“BPH”). Future generation systems will require us to obtain regulatory approval or clearance by conducting studies and filing additional submissions with the FDA.

Prostate Disease

Prostate cancer is the most common form of cancer and the second leading cause of cancer death (after lung cancer) in men. According to the National Cancer Institute, more than 240,890 men were expected to be diagnosed with prostate cancer and over 33,000 were expected to die from the disease in 2011. For the more than 42 million men over the age of 50 in the U.S., the current standard of care to screen for the presence of prostate cancer is to have a physical exam each year in which two tests are routinely performed: the DRE and the Prostate Specific Antigen (“PSA”) blood test. Although PSA and DRE provide some positive predictive value, many factors limit their accuracy and usefulness, and neither test creates a physical or visual record of the abnormality or its position in the prostate.

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

The treatment path for patients who test positive for prostate cancer depends on many variables, including age, location and pathology of the cancerous tissue and general health of the patient. Generally, a younger, otherwise healthy patient will elect to have the prostate removed to eliminate the possibility that it might spread beyond the prostate. Older, less healthy patients may elect not to undergo surgery, and instead monitor the disease closely by semi-annual PSA and DRE exams, and annual biopsies. This monitoring regimen is commonly referred to as “active surveillance.” Some patients may elect radiation or drug treatments, in addition to necessary ongoing active surveillance. The National Cancer Institute estimates that there are approximately 2.4 million men alive who have a history of cancer of the prostate.

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

A PSA test is a simple blood test that measures the presence of prostate-specific antigens in the blood serum. The advantages offered by PSA testing are its simplicity, objectivity, reproducibility and low level of invasiveness. In clinical practice, a PSA level greater than 4ng/mL is generally considered an abnormal result. Community-based studies have shown that PSA levels greater than 4ng/mL are seen in about 15% of men who are older than 50 years of age. The probability, or positive predictive value, that a man who is older than 50 having prostate cancer if his PSA level is elevated is approximately 20% to 30%. However, the likelihood of cancer depends on the degree of elevation in the PSA levels. For levels between 4 and 10ng/mL, the positive predictive value is about 20%. This value increases to between 42% and 64% if the PSA level is greater than 10ng/nL. Although PSA is specific to prostate tissue, it is not specific to prostate cancer. Older men that have benign enlargement of the prostate and acute prostatitis often have elevated PSA levels. Serum levels of PSA can also be elevated for a period of time after transrectal needle biopsy, acute urinary retention, ejaculation and prostate surgery. Because of the prevalence of these conditions in men over the age of 50, the positive predictive value of PSA measurements decreases with age. Despite these variances, PSA testing has increased the detection rate of early-stage prostate cancers, which are more curable than late-stage cancers.

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

Our Solution - ProUroScan Prostate Imaging System

We believe that the ProUroScan System is an innovative new technology that for the first time offers patients and their physicians the ability to quickly and cost effectively generate images of the abnormalities in the prostate in real-time following a positive DRE. ProUroCare’s patented tactile elasticity imaging technology, which uses a handheld pressure-sensing rectal probe and sophisticated image construction software to produce its prostate maps, represents a new imaging modality distinct from traditional ultrasound imaging.

The first generation system will provide an image or record of the pressures that are generated from palpation of the posterior surface of the prostate using a sensor probe. The system’s operation is based on measurement of the stress pattern created when the probe is pressed against the prostate through the rectal wall. Temporal and spatial changes in the stress pattern provide information on the elastic structure of the gland and allow two-dimensional reconstruction of prostate anatomy and visualization of prostate mechanical properties. The data acquired allow the calculation of prostate features such as size and shape. The prostate image is displayed on a screen that allows physicians to visualize tissue abnormalities in the prostate gland. In addition to the real time visual image, the results are stored electronically as a digital record for later retrieval and reference.

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

Establish Prostate Mechanical (Elasticity) Imaging as a Standard of Care for Detecting Abnormalities in the Prostate.  Our clinical development strategy is to collaborate closely with leading physicians and scientific experts involved with prostate disease. We have established a high level of awareness and strong working relationships with leading experts and believe that their involvement will allow us to create awareness and scientific validity for the ProUroScan System while assisting in physician training and ongoing clinical studies. These scientific experts will also be important in promoting patient awareness and gaining widespread adoption of the ProUroScan System.

In Collaboration with a Strategic Partner, Drive Market Adoption.  As an effective way to accelerate sales and marketing support for the ProUroScan System, we plan to enter into a strategic relationship with a large urology medical device, imaging, therapeutic or pharma company.  We believe that leveraging the established sales presence and resources of a significant strategic partner will allow us to penetrate both domestic and international markets more quickly and afford us an opportunity to obtain additional financial support.

Expand and Protect Our Intellectual Property Position. We believe that our issued and licensed patents, patent applications and technology provide a strong position from which the company can successfully market the current ProUroScan System and develop new products within the prostate disease market. We have also developed patentable concepts that will expand coverage for our technology in other urological market segments and into other organ systems and disease states. We intend to implement our patent strategy globally because of the significant market opportunities that exist for our products outside the United States.

Seek Coverage and Reimbursement for the ProUroScan Imaging Procedure.  We expect our revenue will consist of a combination of equipment sales and fees charged per procedure.  Initially, we anticipate using a “patient pay model” for physicians to receive payment for performing the ProUroScan System procedure. We believe that patients will be willing to pay for the ProUroScan System procedure out of personal funds in sufficient numbers to support the initial launch of our product in advance of having coverage provided by third-party insurers. Over time, we expect to establish the reimbursement value for the ProUroScan imaging procedure and pursue government and other third-party reimbursement coverage.

Leverage Our Imaging Technology for Additional Clinical Applications and Indications.   We intend to continue to conduct research and development through our development partners that will enable us to expand our indications for use in the prostate field. For example, we plan to study and develop enhanced versions of the system that may be able to monitor changes in prostate tissue over time, guide prostate biopsies, do prostate disease screening and assess changes in prostate size and density following drug treatment for (“BPH”).  We believe that the underlying technology also has potential applications in other organ systems in addition to the prostate. We will need to obtain FDA clearance for any such expanded claims or applications.

Approach to Market Entry

We have delayed the hiring of key staff positions and making certain preparations for market entry prior to FDA approval of the ProUroScan System in order to conserve cash during the prolonged FDA review period. Once we have obtained FDA approval and sufficient funding (see “Management’ Discussion and Analysis”), we plan to take the following actions over the next few months in advance of our product rollout.

•	Hire the key staff needed to execute our commercialization plans. We have identified outstanding candidates in the marketing, operations, engineering, and medical reimbursement fields.

•	Install ProUroScan Systems in the facilities of approximately six members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We expect the work done by these respected scientists to provide the important market validation of key opinion leaders that will help facilitate market acceptance.

•	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

We believe that establishing our own direct sales force of sufficient size and with the capability to commercialize the ProUroScan System worldwide would require a considerable period of time and significant funding. Our plan is to establish a strategic relationship with a large urology medical device, imaging, therapeutic or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements. We believe that establishing such a relationship would allow us to penetrate markets more quickly and afford us an opportunity to obtain additional financial support in the form of licensing fees, equity investments and “in kind assistance” from key functional groups within the licensing organization. We have engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market our products. We are actively engaged in exploring marketing opportunities with several potential partner companies we have targeted.

In advance of establishing such a strategic agreement, we will deploy one or two sales people to support the placement of systems in the facilities of several of our Physician Advisory Council members. This group of sales people will then focus on large urology practices in major U.S. metro markets. The concentration of large urology group practices in the U.S. enables us to access a disproportionate number of physicians with a relatively small, highly targeted sales force. Once a strategic partnership arrangement is put in place, our sales people will be used in business-to-business support to the partnering sales organization. They will also be used to assist in the initial analysis and development of other markets.

We anticipate that, in time, the majority of our revenue will be generated from testing fees bundled together with the sale of disposable components consumed in the testing process. Additional revenue will be generated by the sale of ProUroScan Systems, which likely will be placed in clinics under a variety of programs, which may include outright sales, operating leases, financing leases or arrangements where payments are based upon the usage of the system.

ProUroScan System Regulatory Status

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

The initial FDA 510(k) application was supported by a 2009 multi-site clinical study of the ProUroScan imaging system, designed to provide documentation to the FDA of the system’s effectiveness in visualizing and documenting abnormalities of the prostate detected by DRE. The trial included a final patient count of 56 patients assessed at the following medical centers:

•	Veterans Affairs Medical Center, Minneapolis, MN;

•	Robert Wood Johnson Medical School Division of Urology, New Brunswick, NJ;

•	Mayo Clinic, Rochester, MN;

•	AccuMed Research Associates, Garden City, NY; and

•	Urological Associates of Lancaster, Lancaster, PA.

Previously, the first generation ProUroScan System had been tested in laboratory experiments on prostate models and in a pre-clinical study. In addition, the system was used for over two years on approximately 168 patients at the Robert Wood Johnson Medical Center in New Brunswick, New Jersey. In 2008, an article authored by Artann scientists and published in the peer- reviewed journal Urology reported that in 84% of the cases in this pre-clinical study, the ProUroScan System was able to construct three-dimensional (3D) and 2D cross-sectional images of the prostate.

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

During the course of the regulatory review process, the FDA issued an industry draft guidance document pertaining to cleaning and disinfecting reusable medical devices, which changed certain requirements needed for approval of the ProUroScan as a reusable device. Therefore, even though the probes were used multiple times during the clinical trials, we elected to classify the ProUroScan probe under review as a single-use disposable device in order to avoid any additional possible clearance delays that might have resulted from performing and documenting additional cleaning and disinfecting tests as required by the FDA. In order to achieve widespread utilization of the system, however, we need to gain regulatory approval of a multiple-use sensor probe that meets the requirements of the reusable medical devices draft guidance. We are currently in the process of finalizing a limited number of small changes to the probe designed to facilitate an effective cleaning and disinfection protocol. This will be followed by laboratory validation testing of the protocols and submission of a new 510(k) application for FDA market clearance of the probe as a reusable device, using the original probe as a predicate device. We believe that this work and FDA 510(k) clearance can be done concurrently with the marketing scale-up activities outlined in the previous section, and should not materially delay our product rollout.

Physician Advisory Council

Our Physician Advisory Council will be made up of urologists from leading medical centers in the U.S., Canada and Europe. Most of the participating physicians will be those who devote a significant portion of their practice focused on the diagnosis and treatment of prostate disease, primarily prostate cancer, and participate on scientific committees and other organizations that are attempting to advance the tools and technologies available to physicians and patients fighting prostate disease.

Our Physician Advisory Council will play a central role in advancing this technology. In the short term, council members will contribute to the development of training protocols and in-service education programs. They will also provide additional support to the company by participating in future clinical studies, serving as principal investigators and authors of scientific articles and meeting presentations. In the long term, they will advise the company on health care trends, unmet clinical needs and new clinical or market opportunities.

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

Only one in four biopsies performed based on an abnormal PSA reading reveal prostate cancer, and only 50% of suspicious lesions found by DRE presented cancer on prostate biopsy. Given these statistics, in cases where patients have abnormal DRE or PSA test results or when a test result may not be clear, there is a high incentive to seek additional information so that patients can make an informed and reasonable decision for themselves and their family. We believe that a sufficient number of patients will be willing to pay for the ProUroScan System procedure out of their personal funds to support the launch of our product in advance of receiving favorable coverage decisions from third-party insurers. The concept of a patient pay model has been used successfully for other procedures (e.g., computer-aided detection (“CAD”) for mammography), and we expect this to be our approach for generating revenues during the early phases of product rollout.

Eventually, we anticipate that U.S. health care providers will generally rely on third-party payors, including private payors and governmental payors such as Medicare and Medicaid, to cover and reimburse all or part of the cost of using the ProUroScan System. Consequently, sales of the ProUroScan System will depend in part on the availability of coverage and reimbursement from third-party payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the procedure is furnished. In general, third-party payors will provide coverage and reimbursement for medically reasonable and necessary procedures and tests. In determining payment rates, third-party payors increasingly are scrutinizing the amount charged for medical procedures.

Current Procedural Terminology (“CPT”) codes are used by physicians and other providers to submit claims to third-party payors. At the outset, however, there will not be a unique CPT code for the ProUroScan procedure. During this period of time, physicians will have the option of submitting claims under a “miscellaneous” CPT code with proper documentation. During the initial patient pay phase of our market introduction, we will collect the clinical and economic (physician procedure billing) data necessary in order to apply for a unique CPT code from the American Medical Association (“AMA”). Our initial commercial rollout will focus on urologists in the United States. By focusing on urologists, we expect to establish the clinical and economic value of the scan for patients, and to demonstrate to both private and government payors the rationale and parameters for establishing a CPT code and that the scan should be covered and adequately reimbursed.

We anticipate that the ProUroScan System may be covered by Medicare as a detection test for patients who have clinical signs or symptoms of disease. We anticipate that the first generation of the ProUroScan System will be used to image the prostate and to maintain historical records for future tracking for men who have an abnormal DRE or other signs or symptoms of disease. Thus, providers who perform prostate imaging using the first generation ProUroScan System likely will seek Medicare coverage as a detection procedure rather than a screening test.

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

Artann Licensing Agreements

The ProUroScan System is based on work originally performed by Artann and its affiliate, ArMed LLC. In 2002, we licensed the rights to this technology developed by Artann from its owner, Profile LLC (“Profile”), a technology holding company, and since then have worked with Artann and our other technology partners on its development. In April 2008, we acquired the patents, patent applications and other know-how associated with this technology previously licensed from Profile. In July 2008, we entered into two new agreements with Artann relating to this technology, namely, a license agreement (the “Artann License Agreement”) and a development and commercialization agreement (the “Artann Development Agreement”). The agreements were amended in December 2008, November 2009, and October 2011.

Under the Artann License Agreement (as amended), Artann has granted us an exclusive, worldwide, sub-licensable license to certain patent applications and other know-how needed to make, use and market certain mechanical imaging products for the diagnosis or treatment of urologic disorders of the prostate, kidney or liver. Artann also agreed to transfer to us possession of five clinical prostate imaging systems and grant us full access to all relevant documentation. As an upfront license fee pursuant to the Artann License Agreement, on January 14, 2009 we paid Artann $600,000 in cash and $500,000 in shares of our common stock. In addition, we have agreed to pay Artann:

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

Under the Artann Development Agreement, Artann has completed all pre-clinical activities and testing on the prostate imaging system, conducted clinical trials, prepared and submitted FDA regulatory submissions and provided hardware and software development, refinement and debugging services to ready the prostate imaging system for commercial sale. For these development services, we paid Artann:

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

The Company also agreed to make three $250,000 cash payments to Artann upon the following milestones: receipt of initial FDA clearance allowing the prostate imaging system to be commercially sold in the United States, 30 days following receipt of such clearance, and receipt of FDA clearance of a prostate imaging system with a reusable probe (or six months from the initial 510(k) clearance, if earlier). Artann also agreed to fund up to $15,000 of costs associated with testing of a reusable probe, and to supply up to $30,000 of engineering consulting time in connection with a future FDA 510(k) submission for the reusable probe.

The Artann License Agreement and the Artann Development Agreement each became effective on December 23, 2008. Under the Artann License Agreement, we have a 30-day cure period from the date of receipt of written notice from Artann of a breach of our payment obligations under either the Artann License Agreement or Artann Development Agreement. If we do not cure a breach of our payment obligations by the end of the 30-day cure period, the licenses granted under the Artann License Agreement will terminate. If we have not cured such payment breach within five days of receipt of the Artann notice, the exclusive licenses convert to non-exclusive licenses; however, neither party may sub-license or grant additional licenses for a period of 60 days after receipt of such notice. Subject to earlier termination due to breach, bankruptcy and certain other events, the Artann License Agreement will terminate upon expiration of all royalty obligations. Under the Artann Development Agreement, we have a 60-day cure period from the date of receipt of written notice from Artann of a breach of any material obligation, representation, warranty or covenant thereof. The Artann Development Agreement is subject to annual renewal terms upon mutual agreement of us and Artann.

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

We own patents, patent applications and know-how associated with mechanical prostate-imaging systems. These patents and patent applications include U.S. Patent Nos. 6,569,108 (“Real Time Mechanical Imaging of the Prostate”), 5,785,663 (“Method and Device for Mechanical Imaging of the Prostate”), 5,524,636 (“Method and Device for Elasticity Imaging”), 5,836,894 (“Apparatus for Measuring Mechanical Parameters of the Prostate and for Imaging the Prostate Using Such Parameters”), 6,142,959 (“Device for Palpation and Mechanical Imaging of the Prostate”), and 5,922,018 (“Method for Using a Transrectal Probe to Mechanically Image the Prostate Gland”). Together, our mechanical imaging technology is protected by seven U.S. patents and one provisional U.S. patent application (plus eight foreign patents and two foreign patent applications that are related to the U.S. patents) and, along with the licensed Artann patent and applications discussed below, is the basis for the imaging technology used in our ProUroScan System. We own similar patents, patent applications and know-how associated with breast imaging. However, we do not intend to pursue any such applications within our near-term business plan. Under the Artann License Agreement, we agreed to grant Artann a non-exclusive, fully paid license to make, use or sell any imaging system for the diagnosis or treatment of disorders of the human breast.

Additionally, Artann has six U.S. patents, two U.S. patent applications, a foreign patent, and a foreign patent application that are licensed to us under the Artann License Agreement.  The patents are U.S. Patent Nos. 7,819,824 (“Method and Dual-Array Transducer Probe for Real Time Imaging of Prostate”), 7,922,674 (Method and Device for Real Time Imaging of the Prostate”), 8,142,368 (“Method of Characterization and Differentiation of Tissue”), 7,947,001 (“Method and Devices for Measuring Structural and Elastic Properties of a Hollow Organ”), 8,069,735 (“Tactile Sensor Array for Soft Tissue Elasticity Imaging”), and 8,016,777 (“Handheld Probe for Prostate Cancer Screening”).

Planned Development of the ProUroScan System

We believe that the ProUroScan System’s existing technology provides a platform on which to develop multiple future generation systems. In the future, we intend to develop more enhanced labeling claims and product features. Future generation systems will require us to obtain regulatory approval or clearance for use of the ProUroScan System for additional prostate related indications and file additional submissions with the FDA to obtain expanded labeling claims. Such regulatory clearances or approvals may require us to perform additional clinical studies. Future generations of the ProUroScan System may also require us to secure rights to additional intellectual property.

Guiding Biopsy

We believe that use of three-dimensional imaging may facilitate guiding biopsy needles to specific areas in the prostate where there are suspicious lesions. Having this capability increases the likelihood of finding cancerous tissue while also potentially minimizing the number of biopsies that are taken on an individual patient. Prostate biopsies can cause patient anxiety, pain, bleeding and infection, and can lead to a significant increase in medical and non-medical costs to health care systems and patients. According to Oregon Health and Science University, approximately one million prostate biopsies are performed each year in the United States, but only 25% of biopsy procedures performed detect the presence of cancer and another 25% are given a false negative, meaning that no cancer is detected even when later it is found that a patient does have cancer.

Active Surveillance

We believe that one of the more valuable future applications for the ProUroScan System, assuming we obtain any necessary FDA clearance or approval, will be to allow physicians to monitor changes in the prostate over time. The ProUroScan System is designed to produce a digital image of the prostate showing the size and symmetry of the prostate and the location of abnormalities within the prostate. The ProUroScan System creates a digital record of the exam that can be stored and used for comparison to subsequent exams. We believe its ability to digitally store not only the scan results but all of the individual pressure readings taken during the course of the procedure should facilitate a quantitative analysis of the progression of the disease over time. By comparing the data taken in a baseline examination to subsequent examinations during the course of active surveillance, we believe the urologist will gain valuable information about changes in the patient’s condition that can influence their decision to pursue additional treatment or continue surveillance. We believe that this expanded use of the ProUroScan System will provide consistent imaging over time as compared to variations resulting from differences in technique and experience of clinicians performing DREs. We believe this will enable physicians to compare and contrast the patient’s results from exam to exam, and to get second opinions on the patient’s status in regard to the diagnosis without an additional office visit. We believe that comparisons of multiple scans over time will also enable physicians to make longitudinal assessments of the patient’s disease.

Screening Device

The first step in identifying men with prostate disease is usually an initial examination by the patient’s general or family physician. As previously mentioned, this is usually done beginning at age 50 during the patient’s annual physical examination. There are many deficiencies of existing screening tools (see “Limitations of Current Prostate Cancer Screening and Diagnosis,” above). We see a major market need to be able to make this process more objective and less prone to error because of the vagaries of the techniques used by physicians performing the exam. The screening market in general and family practice physician offices is separate and distinct from the urology market, and access to this market would most likely be achieved through a relationship with a second strategic partner having a strong presence there.

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

Manufacturing

We have contracted with Logic PD (Minneapolis, MN), a contract engineering and manufacturing firm that is Quality Systems Regulation (“QSR”) compliant, to initiate production on the first commercial ProUroScan Systems. The QSR requires manufacturers, including certain third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. Logic has successfully completed pre-production manufacturing of three ProUroScan Systems. The tactile pressure sensors used in the ProUroScan’s probe are supplied by Pressure Profile Systems, Inc. (“PPS”) (Los Angeles, CA), which designs and develops the world’s most advanced tactile pressure measurement systems

Because of the unique nature of the two major proprietary components of the ProUroScan System, it is likely that one or more additional third-party manufacturers will be chosen to assemble the certain components or sub-assemblies. Our goal is to reduce the cost of producing systems over the first two years, taking advantage of manufacturing scale and purchasing discounts, as well as engineering changes designed to eliminate components and reduce component costs.

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

An assay for prostate cancer antigen 3 (“PCA3”) was approved by the FDA in February, 2012. Compared to serum PSA, PCA3 has a lower sensitivity but a higher specificity and a better positive and negative predictive value. It is independent of prostate volume, whereas PSA is not. PCA3 has been shown to be useful to predict the presence of malignancy in men undergoing repeat prostate biopsy. This means that it could be useful clinically for a patient for whom digital rectal examination and PSA suggest possible prostate cancer, but the first prostate biopsy returns a normal result. The PCA3 urine test is marketed by Gen-Probe, based in San Diego, CA. In the clinical study, the Gen-Probe’s PCA3 assay had a negative predictive value of 90%, meaning that a negative PCA3 assay result predicted a negative prostate biopsy 90% of the time.

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

Tests using MRI technology have the potential for defining where lesions or abnormalities exist but have a significant disadvantage in that the underlying technology used to perform these tests is very expensive and access to MRI technology for this type of application is limited. The current approaches also require the use of other components like liquid nitrogen making the overall test significantly more complicated. Aside from MRI and other large-scale imaging modalities such as computed tomography and nuclear medicine, which due to their cost and limited availability will not be direct competitors of the ProUroScan System, the only imaging system in common use for prostates is the transrectal ultrasound (“TRUS”). TRUS is employed by urologists following the referral of a patient that has had a positive result from a DRE or PSA test, primarily to guide the insertion of prostate biopsy needles. We believe that the ProUroScan System will be easier to operate and require less training than TRUS. We also believe it will be less costly to acquire and maintain in a traditional medical office setting.

Subject to FDA clearance or approval, we believe that future uses of the ProUroScan System will include providing a permanent record of the prostate that can be used to identify changes over time. Nevertheless, technology is rapidly changing in the prostate imaging and the prostate disease diagnostic market, and other technology could come to market potentially displacing the ProUroScan System.

Government Regulation

The ProUroScan System is subject to the Food, Drug, and Cosmetics Act (the “FDCA”) as implemented and enforced by the FDA and by comparable agencies in various states and various foreign countries. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our third-party manufacturers and suppliers perform or will perform:

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

Employees

We currently have two full-time employees, and to date have conducted much of our research and development, market research, clinical and regulatory functions, and other business operations through the use of a variety of consultants and medical-device development contractors. We have found that using consultants and contractors to perform these functions during our development stage has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted. Pending receipt of FDA clearance of the ProUroScan System and with sufficient funding, we currently plan to hire employees in the areas of operations, marketing, engineering, quality assurance, and software development. We have identified certain highly qualified individuals to fill these positions, but some of these functions may be performed by contracted individuals or consultants as management deems most effective. We plan to continue to conduct a large portion of our research and development activities related to our acquired technologies and proposed products on a contract basis with Artann, Logic PD, and PPS for the foreseeable future.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, include the following, in addition to those contained in our Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to fund our working capital needs over the next 12 to 24 months; our ability to complete the development of our existing and proposed products on a timely basis if at all; legislation or regulatory requirements, including our securing all FDA and other regulatory approvals on a timely basis, if at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets and enforcing breaches of the same; clinical results not anticipated by management of the Company; the quality or composition of our products and the strength and reliability of our contract vendors and partners; ability to raise capital to fund our working capital needs and launch our products into the marketplace in subsequent years; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices.

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

Risks Related to our Financial Condition and Capital Requirements

We are a development stage company with limited operating history and our business plan has not yet been fully tested. We anticipate incurring future losses and may continue incurring losses after our products are introduced and accepted in the United States and worldwide markets.

We are a development stage company. We have yet to sell any products associated with the proprietary urology-based imaging technologies that we intend to market. We have no prior operating history from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. As of December 31, 2011, we have recorded losses since inception of approximately $36 million. There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability. We anticipate that we will incur losses in the in the early stages of the commercialization of our prostate imaging system.

We have a history of operating losses and have received a “going-concern” qualification from our independent registered public accounting firm.

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2011 indicating that our recurring operating losses, negative cash flows from operations, and our requirement for additional working capital to support future operations during the development stage raises substantial doubt as to our ability to continue as a going concern. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage businesses and the competitive environment in which we will operate. Our ability to achieve profitability is dependent in large part on obtaining FDA clearance or approval of the ProUroScan System, initially implementing a “patient pay” sales model and eventually achieving third-party coverage and reimbursement, establishing distribution channels, maintaining relationships with third-party manufacturers and gaining market acceptance of the ProUroScan System. There can be no assurance that the Company will successfully market the ProUroScan System or operate profitably.

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

We will also need funding to pay two $250,000 payments due to Artann within 30 days of the date the FDA market clearance milestone is achieved, and a third $250,000 payment due upon FDA clearance of a reusable probe or six months following the initial FDA clearance, if earlier. We are obligated to pay minimum royalties to Artann of $50,000 per year for the each of the first two years following FDA clearance date. If we fail to secure a distribution partner on terms acceptable to us, or at all, we could be required to undertake distribution activity at our expense, which could significantly increase our capital requirements and may delay the commercialization of our products.

As of December 31, 2011, we had 3,590,894 currently redeemable warrants outstanding. These warrants have an exercise price of $1.30 per share. Upon our exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to $4.7 million depending on the number of shares actually exercised. We may call these warrants in 2012 or 2013 to meet our financing needs outlined above. In addition, we will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days. If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $3.7 million depending on the number of shares actually exercised. Of this second group, 1,152,113 warrants will expire in November 2012. We could realize up to $1.5 million depending on the number of warrants exercised before they expire.

In addition to the callable warrants described in the preceding paragraph, we have 376,000 warrants with an exercise price of $0.50 per share and 93,500 warrants with an exercise price of $1.00 per share that expire at the end of December 2012. We could realize up to $281,500 depending on the number of warrants exercised before they expire.

Our ability to successfully raise additional funding through the redemption or other exercise of warrants will depend to a high degree upon the market price of our common stock in relation to the exercise price. There can be no assurance that we will be able to redeem the warrants, or how much would be realized by warrant exercises during the redemption period.

On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”). Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share. Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six tranches. At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share below which the parties are not obligated to close. As of March 31, 2012, Seaside held approximately 8.1% of our outstanding stock. In the event that a subsequent closing would otherwise cause Seaside to exceed this ownership level, Seaside has agreed to use its commercially reasonable best efforts to propose alternative investment vehicles to fund the Company’s capital requirements; however, there can be no assurance that such an alternative investment vehicle will be available or acceptable to us.

We plan to identify a strategic partner during 2012 to help market our products. We expect such a strategic partner may provide financial support in the form of licensing fees, loans, equity investment or a combination of these. In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support. There can be no assurance that a distribution partner can be successfully identified and engaged during 2012, if at all.

In addition to these actions, we may pursue additional public or private funding in 2012 and 2013 to finance additional product development and operations pursuant to a commercial market launch. The amounts of such additional funding will depend, in part, upon the amount of funding we receive from exercise of the outstanding warrants and the amount of support we receive from a corporate partner. The funding may be in the form of convertible debt, equity securities, private debt or debt guarantees for which stock-based consideration is paid, a public offering of our securities or a combination of these. If any of these funding events should occur, existing shareholders will likely experience dilution in their ownership interest.

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

Our assets are pledged to secure $500,000 of senior bank notes, $200,000 of subordinated bank notes, and $1,000,000 of notes issued to investors and a bank and, as a result, are not available to secure other senior debt financing. Upon the occurrence of an event of default, the bank’s security interests in our assets will be assigned to guarantors of the bank notes and the holders of such $1,000,000 of promissory notes.

Our $500,000 senior bank debt financing has required us to pledge all of our assets and certain licenses, as well as to provide personal guarantees of certain shareholders. In addition, we have issued a total of $200,000 of promissory notes to a bank and $1,000,000 of convertible notes to individual investors that have subordinated interests in all of our assets and certain licenses. Due to such security interests, we will not be in a position in the future to pledge our assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis. It may be difficult for us to obtain significant additional debt financing on an unsecured basis.

Moreover, under the terms and conditions of the senior secured bank facility and our agreement with the facility’s guarantors, in the event of any default by us with our senior lender that causes the personal guarantees to be called and honored, all of the bank’s security interests in our assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. In addition, the holders and guarantor of $1,000,000 of promissory notes have a subordinated security interest in our assets in the event of a default under the note. Thus, our common shareholders, and any existing and future investors in our common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

There is no assurance that we will be able to close on $2.25 million of committed funding from Seaside

Under the terms of our SPA with Seaside, the remaining $2.250 million of funding is to be provided in six tranches:

-$750,000 within 30 days following FDA clearance of the Company’s ProUroScan System,

-$1.5 million provided in five subsequent closings of $300,000 each in 30-day increments following the previous closing.

At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share below which the parties are not obligated to close. There can be no assurance that our stock’s VWASP will be above the $2.50 floor at the time of the future closings. In addition, The SPA provides that Seaside will purchase only the number of shares that will cause its beneficial ownership to remain below 9.9% of the Company’s outstanding shares. As of March 31, 2012, Seaside held approximately 8.1% of our outstanding stock. Although Seaside has indicated their willingness to propose an alternative investment vehicle to provide the financing in the event that a subsequent closing would otherwise cause Seaside to exceed this ownership level, as they have in other transactions, there can be no assurance that such an alternative investment vehicle will be available or acceptable to us.

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

FDA may not grant timely market clearance of a reusable probe for the ProUroScan System, if at all, and failure to obtain such timely clearance would adversely affect our ability to market that product in the United States.

During the ProUroScan’s initial FDA review process, the FDA issued a draft guidance document pertaining to cleaning and disinfecting reusable medical devices will be required to be met as part of the ProUroScan System’s regulatory clearance process. In order to avoid any additional clearance delays that might have resulted from performing and documenting additional cleaning and disinfecting testing required by this new FDA guidance, we elected to classify the ProUroScan probe under review as a single-use disposable device. Once initial FDA clearance of the ProUroScan System has been granted, we need to make small changes to the probe to support a cleaning and disinfecting protocol in compliance with the new reusable device draft guidance. We will then apply to the FDA for 510(k) clearance to allow the probe to be marketed as a multiple-use device using the original probe as a predicate device. There is no guarantee that the FDA will grant timely market clearance of a reusable probe for the ProUroScan System, if at all, and failure to obtain such timely clearance would adversely affect our ability to market that product in the United States. If unexpected clearance delays occur, it could have a material adverse effect on our business, requiring additional financing or potential discontinuance of our operations.

Even if clearances of the ProUroScan System and a reusable sensor is obtained from the FDA, our products may not be commercially viable or may not be accepted by the marketplace.

The ProUroScan System and our future products may not prove to be as accepted in the market as currently available medical or diagnostic products or those developed in the future. The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures, could have a material adverse effect on our business.

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

The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.

The FDA may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of devices, or could impact the Company’s ability to market previously cleared device in the future. The Company anticipates significant changes in the near future that will affect the way the 510(k) clearance program will operate. On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations to improve the 510(k) process and utilize science in regulatory decision making to encourage innovation yet maintain predictability of the clearance process. In July, 2011, the IOM, which was asked by the FDA to evaluate and make recommendations on the 510(k) program, released its report entitled “Medical Devices and the Public’s Health, The FDA 510(k) Clearance Process.” The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. Also in July 2011, the FDA issued a draft guidance titled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device.” Once finalized, the document will supersede an existing 1997 guidance on the same topic. Issuance of the draft guidance fulfills one of the proposals set forth in FDA’s August 2010 report on improving the 510(k) process. As drafted, the guidance potentially could require the Company to increase the total number of 510(k)s to be filed in the future. The Company cannot predict what effect these reforms will have on its ability to obtain 510(k) clearances in a timely manner. The Company also cannot predict the nature of other regulatory reforms and their resulting effects on its business.

We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our future products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We intend to retain Quality Systems Regulation (“QSR”) compliant and FDA-registered contract manufacturers instead of attempting to establish any of our own manufacturing facilities for the ProUroScan System or any of our future products. We may also have to rely on a sole supplier for certain critical components of our ProUroScan System. There can be no assurance that such manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we could suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of our products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business.

A failure to successfully implement a “patient pay” sales model prior to establishing third-party reimbursement could have a material adverse effect on our product sales and financial results.

Until third-party reimbursement coverage for the ProUroScan System procedure is established, we anticipate using a “patient pay model” for physicians to receive payment. Under a patient pay model, in the absence of coverage from their health insurance, patients pay for the scan out of their own funds. Any failure to successfully establish a patient pay model could have a material adverse effect on our product sales and financial results.

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

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and claims and failure to obtain necessary clearances or approvals for our future products and claims would adversely affect our ability to expand utilization of the technology in other applications, which may affect our ability to grow our business.

In the future, we may seek to obtain additional indications for use of the ProUroScan System beyond the basic imaging and documentation claim, as well as clearance and approval of new products. Some of these expanded claims and future products may require FDA clearance of a 510(k). Other claims and future products may require FDA approval of a Premarket Approval Application (a “PMA”). Moreover, some of our future products and the additional claims on the ProUroScan System we may seek may require clinical trials to support regulatory approval, and we may not successfully complete these clinical trials. The FDA may not approve or clear these future products, or future generations of the ProUroScan System for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA approval of new products. Failure to receive clearance or approval for additional claims for the ProUroScan System, or for our future products, would have an adverse effect on our ability to expand our business.

Clinical trials necessary to support our future products and claims will be expensive and may require the enrollment of large numbers of patients, and suitable patients may be difficult to recruit. These trials may require the submission of an investigational device exemption, for which there is no guarantee that the FDA will approve. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support 510(k)s or PMAs for future generations of the ProUroScan System may be time consuming and expensive and the outcome uncertain. Moreover, the results of early pre-clinical trials are not necessarily predictive of future clinical study results, and any product we advance into FDA clinical trials may not have favorable results.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depend on many factors, including: the size of the patient population; the number of patients to be enrolled; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites; and the patients’ ability to meet the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Significant risk trials will require the submission and approval of an investigational device exemption (“IDE”) from the FDA. There is no guarantee that the FDA will approve our future IDE submissions. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipate and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

We have no manufacturing experience, and will rely on third parties to manufacture the ProUroScan System in an efficient manner. If design specification changes are needed to develop an efficient manufacturing process, those changes may require FDA clearance of a new 510(k) or approval of a PMA, which we may not be able to obtain in a timely manner, if at all.

To be successful, the ProUroScan System will need to be manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no manufacturing experience. We have identified a third-party manufacturer to produce commercial units of the ProUroScan System for distribution after 510(k) clearance of a reusable probe is obtained. If device design changes are required to implement an efficient manufacturing process, these design changes will need to be evaluated and implemented in accordance with applicable QSR requirements. If we implement design changes after the FDA has cleared the ProUroScan System, we will need to assess whether those design changes could significantly affect the safety or effectiveness of the device, and require the submission and clearance of a new 510(k), or even require the submission of a PMA. If we determine that these modifications require a new 510(k) clearance or PMA approval, we may not be able to obtain this additional clearance in a timely manner, or at all. In general, obtaining additional clearances can be a time consuming process, and delays in obtaining required future clearances would adversely affect our ability to market the ProUroScan System in a timely manner, which in turn would harm our potential for future growth.

The recent U.S. healthcare reform legislation and other healthcare regulatory changes could adversely affect our revenue and financial condition.

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the health care industry resulting from the enactment of the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3% of the revenue realized from the sale of its medical devices in the United States. We manufacture and sell devices that will likely be subject to this tax. We could be adversely affected by, among other things, changes in the delivery or pricing of, or reimbursement for medical devices.

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

We anticipate that the ProUroScan System will be cleared by the FDA as a device that is intended to produce an image to aid in documenting abnormalities initially identified by digital rectal examination (“DRE”). We believe that this prostate indication is the most applicable definition for how physicians will use the device in clinical practice. Other applications of this technology for the prostate or other tissues will require additional regulatory submissions and clearances. Some of these clearances may require submission of a PMA and significantly larger or more costly clinical studies. Unless and until we receive regulatory clearance or approval for use of the ProUroScan System in these applications, use of the ProUroScan System for other than basic imaging and documentation will be considered off-label use. Under the FDCA and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses.

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

We do not currently receive coverage and reimbursement from any party for the use of our products because we have no products currently available for sale in the marketplace. As a result, we have not taken any steps to obtain approval for coverage and reimbursement for the use of the ProUroScan System.

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

We expect to rely materially on consultants and contractors, some of whom may be partially or wholly paid through issuances of common stock dilutive to our shareholders.

We materially rely on consultants and contractors to perform a significant amount of research and development, pre-manufacturing, clinical, regulatory and marketing activities. We expect that certain consultants and contractors will accept payment of a portion of their compensation in the form of our equity securities. Any such issuances would be dilutive to shareholders.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We have incurred and continue to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Moreover, if we do not comply with the requirements of Section 404, or if we identify deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

We are highly dependent on the services provided by certain key personnel.

We are highly dependent upon the services of our executive officers, Richard Carlson and Richard Thon. We do not have employment agreements with either of these persons. If the services of either of these persons become unavailable to us, for any reason, our business could be adversely affected.

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

The Company has generated net operating loss carryforwards of approximately $8.8 million. The Company has also generated approximately $12.3 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.3 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2012-2023. We believe that approximately $11.8 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations; however, the amount of limitation will not be known until a full Section 382 study can be completed. These limitations could be further restricted if additional ownership changes occur in future years.

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

We rely on certain patents to provide us with exclusive rights for our technology. The first of our primary patents on our core technology will expire in December 2021. As we begin to lose certain patent protections on our prostate imaging systems and related critical patented technologies, we may face strong competition as a result, which could have a material adverse effect our business.

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

Our outstanding options, warrants, and convertible debt may have an adverse effect on the market price of our common stock and increase the difficulty of effecting a future business combination.

At December 31, 2011, we had outstanding options, warrants, and convertible debt that could result, upon their exercise or conversion, in the issuance of up to 10,232,340, shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise or conversion of these options, warrants, and convertible debt could make us a less attractive acquisition target in the eyes of a prospective business partner. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

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

Our 2010 Replacement Warrants are not quoted on the Pink Sheets or the OTCBB, and there is limited trading activity on our 2009 Replacement Warrants; they may be illiquid and difficult to sell.

The replacement warrants issued pursuant to our tender offer that closed on August 2, 2010 are not currently quoted on the Pink Sheets or the OTCBB, and there is no assurance that they will be quoted in the future. Although quoted on the OTCBB, there has been only limited trading activity in the replacement warrants issued pursuant to our tender offer that closed on November 6, 2009. As a result, it will likely be difficult for our warrant holders to resell such warrants publicly at the time and prices that they feel are fair or appropriate.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

We currently have three equity securities that are quoted on the OTC Bulletin Board (the “OTCBB”): common stock, Units, and a warrant issue. Our common stock is quoted under the symbol “PUMD”. The Units, consisting of one share of common stock and one five-year warrant to purchase a share of common stock at $1.30 per share, are quoted under the symbol “PUMDU”. Upon their separation from the Units, the warrants are separately quoted under the symbol “PUMDW” (the “Public Warrants”). Finally, our replacement warrants issued pursuant to tender offers made in 2009 and 2010 are not quoted on the OTCBB or pink sheets.

The following table lists the high and low bid information for our common stock as quoted on the OTCBB, by quarter from January 1, 2010 through March 31, 2011. For the quarters from April 1, 2011 through December 31, 2011, the bid information reported by the OTC was missing or incomplete; consequently, for those quarters the table lists the high and low prices of trades completed during the quarter as reported by the OTCBB. Our common stock began trading in December 2003. On March 30, 2012, the last reported sale price of our common stock was $1.05. No active market exits for our Units, warrants, or replacement warrants.

	High	Low
2010
First Quarter	$2.85	$1.90
Second Quarter	$2.10	$0.95
Third Quarter	$1.70	$0.95
Fourth Quarter	$1.40	$0.75
2011
First Quarter	$1.15	$0.75
Second Quarter	$1.17	$0.70
Third Quarter	$1.16	$0.71
Fourth Quarter	$1.24	$0.73

__________

The quotations listed above reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. As of December 31, 2011, there were approximately 127 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On December 1, 2011, we issued 51,139 shares of our common stock to our directors as payment for $56,250 of director’s fees, in lieu of cash.

On the same day we issued an aggregate $42,558 of 10%, unsecured promissory notes to our directors in lieu of cash to repay loans and advances we had received from them during 2011. The principal and accrued interest thereon is convertible into shares of our common stock at a conversion price of $1.10 per share through the February 28, 2012 maturity date. On March 2, 2012, the directors agreed to extend the maturity date of the notes to August 28, 2012.

Also on December 1, 2011, we issued 23,182 share of stock to director Lawrence Getlin for $25,500 of consulting fees, in lieu of cash.

On December 9, 2011, we issued a $25,000, 10% subordinated promissory note to an investor. The principal and accrued interest thereon is convertible into shares of our common stock at a conversion price of $1.30 per share through the September 20, 2013 maturity date.

On December 22, 2011, pursuant to the terms of a $40,000 promissory note issued to an individual lender, the Company issued to the lender a five-year warrant to purchase 17,500 shares of the Company’s common stock at $1.30 per share.

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

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us) is an emerging medical device company that is in the process of obtaining FDA clearance for its first product, an innovative prostate imaging system known as the ProUroScan™ System. The ProUroScan System is an imaging system designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate. The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results.

To date, our developmental activities have included the acquisition of several technology licenses, the purchase of intellectual property, product development, pursuit of regulatory clearance of the ProUroScan System, the development of a strategic business plan, the assembly of a board of physician advisors, and fund raising activities. Throughout our pre-revenue stage we have identified and engaged a number of individuals and firms with the specialized talent and capabilities to advance our business. Using consultants and contract service providers to perform critical functions on an as-needed basis has allowed us to be flexible in addressing our business needs while minimizing on-going cash requirements. For example, we have conducted our development and clinical activities primarily through the use of contracted resources that specialize in developing regulatory strategies, managing the clinical trial process and counseling on FDA matters.

We believe that the pending clearance of the ProUroScan System with a single-use sensor probe will be a key step in our plans to bring the system to market. In order to achieve widespread utilization of the system, we need to gain regulatory approval of a multiple-use sensor probe that meets the requirements of the FDA’s recent (2011) draft guidance on the cleaning and disinfection of reusable medical devices. We are currently in the process of finalizing a limited number of small changes to the probe design to facilitate an effective cleaning and disinfection protocol, to be followed by laboratory validation testing of the protocols, and submission of a 510(k) application for FDA market clearance that will use the original probe (once cleared) as a predicate device. While this work is underway and the 510(k) is being completed and reviewed, we intend to install ProUroScan Systems in the facilities of approximately six members of our Scientific Advisory Board to begin formal training in the use of the system on prostate models, and to perform studies. Concurrently we will begin to add key staff positions and expand operations to establish the systems and capabilities required to enter the highly regulated U.S. medical device market.

We intend to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market. We have engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market our products, and are actively working to achieve that objective. We are actively engaged in discussions with several such companies and intend to identify the final strategic partner in 2012.

In addition to work outlined above, we incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, public and investor relations, financial printing, press releases and transfer agent fees. We also incur costs associated with the prosecution and maintenance of our intellectual property. Other expenses incurred include executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses. As we move into production and begin marketing our products, we expect to add internal resources starting with operations, marketing, and engineering.

Results of Operations

The following presents an analysis of the Company’s financial results for the years ended December 31, 2011 and 2010. Dollar amounts shown are rounded to the nearest thousand.

Net Loss

Our net loss for 2011 decreased 66% to $2,063,000 compared to $6,019,000 for 2010. Operating expenses comprised of research and development expenses and general and administrative expenses, as described below, decreased by 27% to $1,544,000 in 2011 compared to $2,113,000 in 2010. Interest and other expense decreased 87% to $520,000 in 2011 from $3,911,000 in 2010.

Research and Development Expense

Research and development expense for 2011 decreased 47% to $124,000 compared to $235,000 for 2010. In 2011 and 2010, our development, clinical and regulatory activities were restricted and essentially flat at approximately $112,000 each year as we waited for FDA clearance of the ProUroScan System. In 2010, we also incurred $75,000 for work performed under the Artann development agreement. Expenses related to the cost of systems produced for clinical purposes decreased from $49,000 in 2010 to $12,000 in 2011.

General and Administrative Expense

General and administrative expenses for 2011 decreased by 24%, or $458,000, to $1,419,000 compared to $1,878,000 for 2010.

Our only employees are our two executive officers. Cash-based compensation expenses (salary, bonus, benefits and related payroll taxes) totaled $426,000 in 2011, including a $33,000 accrual for potential bonuses based on performance objectives that may be achieved in 2012 and 2013. In 2010, cash-based compensation expense was $402,000, including a total of approximately $38,000 paid to our officers to reimburse them for additional income taxes they incurred when significant amounts of their salary earned in 2006 and 2007 were deferred to 2008 and 2010. Compensation expense related to options granted to our directors, officers and consultants in 2011 were valued at $198,000 compared to $293,000 in 2010.

We use consultants, contractors and other professional service providers on an as needed basis. In 2010 and early 2011, we engaged consulting resources to help us establish contract manufacturing in Minneapolis and transfer know-how from Artann to the contract manufacturer, Logic. Upon completion of this assignment, the cost of the consulting resources used in this effort was reduced from $312,000 in 2010 to $13,000 in 2011. In 2011, we engaged a financial consultant to provide advice and introductions to investment firms. For this activity, we recorded $155,000 of consulting expense, primarily related to warrants issued to the consultant. We reduced the amount incurred for other professional services (legal, accounting, other consulting) by $72,000, or 23%, from $313,000 in 2010 to $241,000.

We incur costs related to being a public reporting company, including fees for securities attorneys and our independent registered public accounting firm, proxy services, transfer agent services, investor relations and directors and officer’s (“D&O”) insurance costs. In 2011, we were able to reduce SEC related legal and accounting expenses, as well as discretionary public and investor relations expenses. Consequently, public company costs totaled $167,000 in 2011, representing a decrease of $59,000 compared to $226,000 incurred in 2010.

Interest and Other Expense

The cost of consideration provided to lenders and loan guarantors in the form of stock, warrants or beneficial conversion features of convertible debt, is generally recorded as debt issuance cost or original issue discount and amortized over the term of the associated debt. The amortized cost is recorded either as interest or debt extinguishment expense, according to the specifics of each transaction. Debt extinguishment expense is recorded when the cost to refinance existing loans, including changes in interest rates and the cost of consideration provided to lenders and loan guarantors, in the form of stock, warrants or beneficial conversion features of convertible debt, is significant enough that we deem it to be a retirement of existing debt and creation of a new loan. Interest expense is recorded when the cost to refinance is not deemed to be significant. In total, the amortized cost of the consideration provided to lenders and loan guarantors was $390,000 in 2011, a decrease of $149,000, or 28%, compared to $539,000 in 2010.

Interest expense for 2011 was $120,000, a decrease of $1,248,000, or 91%, compared to $1,368,000, in 2010. The significant decrease is attributed primarily to the 2010 interest expense that resulted from the recording of the Black-Scholes pricing model valuation of warrants issued as interest pursuant to our June 11, 2010 private placement of $885,000 debt. Under the debt terms, a total of 680,770 warrants valued at $1,028,000 were issued on July 11, 2010. Interest expense related to the stock-based consideration given to lenders and guarantors as described above was $16,000 in 2011 compared to $242,000 in 2010. Interest charged by lenders totaled $104,000 in 2011, a 6% increase from $98,000 in 2010.

Debt extinguishment cost decreased to $400,000 in 2011 compared to $1,173,000 in 2010. The significant decrease is attributed primarily to the 2010 conversion of a $600,000 loan from an individual investor and $98,000 of accrued interest thereon into 381,173 equity units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of Company’s common stock. We recognized debt extinguishment expense of $871,000 in this conversion, representing the excess fair value of the securities issued over the carrying value of the debt and interest at the time of the conversion. Debt extinguishment expense related to the stock-based consideration given to lenders and guarantors as described above was $373,000 in 2011, an increase of $76,000, or 26%, compared to $297,000 in 2010. Bank loan fees of $27,000 and $5,000 were recorded as debt extinguishment expense in 2011 and 2010, respectively.

Pursuant to our 2010 warrant tender offering that closed in August 2010, we issued 1,007,529 2010 replacement warrants. The $1,370,000 fair market value of the replacement warrants, determined using the Black-Scholes pricing model, was expensed as an incentive for early warrant exercise in 2010.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $500,000 of senior bank notes and $1,000,000 of subordinated notes, and as a result, are not available to secure additional senior debt financing. The guarantors of our senior bank notes are James Davis, a director of the Company, and William S. Reiling, a greater than five percent shareholder of the Company. For these guarantees, we have paid and will continue to pay, consideration in the form of common stock to the guarantors. Between October 31, 2011 and March 30, 3012, the guarantors purchased an aggregate of $400,000 of our convertible debt so that the proceeds could be used to reduce the amount of senior bank notes outstanding by that amount. See Item 13, “Certain Relationships and Related Transactions” and Notes (10), (13) and (14) to our consolidated financial statements included in this Annual Report on Form 10-K for a more complete description of the guarantee arrangements.

Balance Sheet Changes

The following transactions resulted in material changes to our balance sheet during the year ended December 31, 2011:

•	In the first quarter of 2011, we replaced $311,000 of short-term debt with long-term convertible promissory notes. In addition, certain vendors agreed to accept stock and long-term convertible notes in payment of $165,000 of outstanding accounts payable.

•	Pursuant to a loan extension effective on September 28, 2011, the principal balance of the Crown Loan was reduced from $900,000 to $700,000 following a $200,000 principal reduction payment on October 31, 2011.

•	We issued $500,000 of long-term convertible notes during 2011 in private placements to investors.

Sources and Uses of Cash

Net cash used in operating activities was $0.8 million during the year ended December 31, 2011 compared to $2.2 million in 2010. The reduction of cash used was primarily related to reduced operating expenses. In addition, the 2010 period included payments that reduced accounts payable by $233,000 and an $86,000 prepayment of the production of probe sensors to be used in future clinical work.

Net cash provided by financing activities was $444,000 during the year ended December 31, 2011, compared to $1.6 million in 2010. Financing activities in 2011 included $500,000 in proceeds of a private debt offering, the establishment of a $100,000 bank line of credit, and $80,000 of loans from individuals, offset by $200,000 of bank debt repayments and $27,000 of payments to a bank for debt refinancing costs. Financing activities in 2010 included $885,000 in proceeds from a private debt offering, $735,000 of net proceeds from an equity offering, and proceeds of $510,000 from the exercise of warrants, offset by the repayment of $400,000 of bank debt and $138,000 of offering costs.

2012 Financing Activity

Between January 1, 2012 and April 12, 2012, we realized proceeds of $240,000 on the sale of convertible debt and $100,000 on the sale of common stock to a limited number of accredited investors. Of this, $200,000 was used to retire bank debt.

Cash Requirements

We have delayed the hiring of key staff positions and making certain preparations for market entry prior to FDA approval of the ProUroScan System in order to conserve cash during the prolonged FDA review period. Upon receiving initial FDA clearance, and once we have obtained sufficient funding (see Current Financing Plans, below), we plan to take the following actions over the next few months in advance of our product rollout:

•	Make modifications to our existing ProUroScan rectal probe, complete a reusable probe cleaning and disinfectant validation study, and prepare and file a 510(k) submission for a multi-use probe labeling claim, as outlined below.

•	Hire the key staff needed to execute our commercialization plans.

•	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

•	Install ProUroScan Systems in the facilities of approximately six members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We expect the work done by these key opinion leaders will provide additional important scientific validation of that will help facilitate market acceptance.

•	Enhance and expand our patent positions on the current ProUroScan System and potential future products and line extensions.

We recognize that the cost of establishing our own direct sales force of sufficient size and with the capability to commercialize the ProUroScan System worldwide would require a considerable period of time and significant funding. Our plan is to establish a strategic relationship with a large urology medical device, imaging, therapeutic or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements. In advance of establishing such a strategic agreement, we will deploy a small number of sales people to support the placement of systems in the facilities of several of our Physician Advisory Council members. This group of sales people will then focus on large urology practices in major U.S. metro markets. If we are unable to establish a strategic relationship, we will need to build a larger sales and product support organization, which will require additional capital.

During the course of the regulatory review process, the FDA issued an industry draft guidance document pertaining to cleaning and disinfecting reusable medical devices, which changed certain requirements needed for approval of the ProUroScan as a reusable device. Therefore, even though the probes were used multiple times during the clinical trials, we elected to classify the ProUroScan probe under review as a single-use disposable device in order to avoid any additional clearance delays that might have resulted from performing and documenting additional cleaning and disinfecting tests as required by the FDA. In order to achieve widespread utilization of the system, however, we need to gain regulatory approval of a multiple-use sensor probe that meets the requirements of the reusable medical devices draft guidance. We are currently in the process of finalizing a limited number of small changes to the probe designed to facilitate an effective cleaning and disinfection protocol. This will be followed by laboratory validation testing of the protocols and submission of a new 510(k) application for FDA market clearance of the probe as a reusable device, using the original probe (once approved) as a predicate device. We believe that this work and FDA 510(k) clearance can be done concurrently with the marketing scale-up activities outlined in the previous section, and should not materially delay our U.S. product rollout.

Our ability to achieve these goals is dependent upon the amount and timing of funding available to us. As we scale up operations for our commercial launch as outlined above, we expect our cash requirements to increase significantly. We estimate that we will spend approximately $2.5 to $2.9 million during the remainder of 2012 to accomplish the goals outlined above. In addition, we will also need funding to pay two $250,000 payments due within 30 days of achieving the FDA market clearance milestone and a third $250,000 payment due upon FDA clearance of a reusable probe, pursuant to the terms of the Artann development agreement, and a $500,000 secured bank promissory note that matures in October 2012. Our cash needs also include payment of accrued and unpaid salaries due to our executive officers, which total approximately $145,000 as of March 31, 2012.

Current Financing Plans

We are dependent upon our ability to successfully raise new cash to fund operations. We are undertaking several initiatives to fund its operations during 2012 and into 2013. We intend to finance our immediate cash requirements through private sales of our debt and equity securities, potentially including sales to prospective strategic partners. We expect to fund operations and market entry following FDA approval of our ProUroScan System through a combination of sources, including the calling of currently redeemable warrants, the exercise of other warrants nearing their expiration date, follow-on financing arrangements pursuant to the Seaside SPA described below, potential support from a corporate distribution partner, and further private sale or public offering of our debt or equity securities.

As of March 31, 2012, we had 3,590,894 currently redeemable warrants outstanding. These warrants have an exercise price of $1.30 per share. If and when we choose to exercise our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to approximately $4.7 million depending on the number of warrants actually exercised by the holders of the warrants. We may call these warrants to help meet our financing needs outlined above. In addition, we will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days. If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $3.7 million depending on the number of warrants actually exercised by the holders of the warrants who want to avoid such redemption by the Company. Of this second group, 1,152,113 warrants will expire in November 2012. We could realize up to $1.5 million depending on the number of warrants exercised before they expire. Our ability to successfully raise additional funding through the redemption of warrants will depend to a high degree upon the market price of our common stock in relation to the exercise price. There can be no assurance that we will be able to redeem the warrants, or how much would be realized by warrant exercises during the redemption period.

In addition to the callable warrants described in the preceding paragraph, we have 376,000 warrants with an exercise price of $0.50 per share and 93,500 warrants with an exercise price of $1.00 per share that expire at the end of December 2012. We could realize up to $281,500 depending on the number of warrants exercised before they expire.

In 2010, we executed a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”) that may provide a source of funds. At the time the SPA was executed, we closed on an $875,000 first tranche of the funding. Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six monthly tranches beginning with a $750,000 tranche within thirty days of receiving FDA clearance followed by five $300,000 tranches. At each of the future closings, we will sell unregistered shares of our common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share, below which the parties are not obligated to close. Seaside is not obligated to provide funding under the SPA to the extent that, as a result of such funding, Seaside’s ownership percentage of ProUroCare Medical would exceed 9.9%. As of March 31, 2012, Seaside held approximately 8.1% of our outstanding stock. In the event that a subsequent closing would otherwise cause Seaside to exceed this ownership level, Seaside has agreed to use its commercially reasonable best efforts to propose alternative investment vehicles to fund the Company’s capital requirements; however, there can be no assurance that such an alternative investment vehicle will be available or acceptable to us.

We have engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market our products, and we are actively engaged with them in exploring marketing opportunities with several potential partner companies we have targeted. We expect such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these. In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of funding we will require.

If any of these funding events occur, existing shareholders will likely experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock. If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearances of the ProUroScan System or the reusable probe are delayed, we will be forced to delay U.S. commercialization activities.

Off-Balance Sheet Arrangements

None.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of December 31, 2011, we had an accumulated deficit of approximately $36 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included:

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Shareholders’ Equity (Deficit)	F- 5

Consolidated Statements of Cash Flows	F- 15

Notes to Consolidated Financial Statements	F- 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

ProUroCare Medical Inc.

Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of ProUroCare Medical Inc. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProUroCare Medical Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

April 16, 2012

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$25,843	$419,136
Other current assets	124,446	136,437
Total current assets	150,289	555,573
Equipment and furniture, net	14,710	15,232
Debt issuance costs, net	74,631	4,400
	$239,630	$575,205
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$800,000	$900,000
Notes payable	114,286	89,902
Convertible notes payable	76,716	—
Convertible note payable - related party	342,558	—
Accounts payable	642,133	614,234
Accrued expenses	400,478	186,343
Total current liabilities	2,376,171	1,790,479

Commitments and contingencies (Note 7):
Long-term note payable, bank	100,025	100,025
Long-term notes payable	—	311,018
Long-term convertible notes payable	150,000	—
Long-term convertible note payable - related party	350,000	—
Total liabilities	2,976,196	2,201,522
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; 16,498,907 and 15,854,295 shares issued and 16,334,245 and 15,777,883 shares outstanding on December 31, 2011 and 2010, respectively	163	158
Additional paid-in capital	33,225,740	32,272,782
Deficit accumulated during development stage	(35,962,469)	(33,899,257)
Total shareholders’ deficit	(2,736,566)	(1,626,317)
	$239,630	$575,205

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			Period from
			August 17, 1999
	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Operating expenses:
Research and development	$124,328	$235,398	$8,054,623
General and administrative	1,419,402	1,877,664	14,839,314

Total operating expenses	1,543,730	2,113,062	22,893,937

Operating loss	(1,543,730)	(2,113,062)	(22,893,937)
Incentive for early warrant exercise	—	(686,313)	(1,999,622)
Incentive for early warrant exercise - related parties	—	(683,926)	(727,481)
Interest income	805	4,609	23,867
Interest expense	(92,649)	(721,049)	(5,537,653)
Interest expense - related parties	(27,440)	(646,826)	(2,333,489)
Debt extinguishment expense	(39,518)	(887,092)	(1,424,891)
Debt extinguishment expense - related parties	(360,680)	(285,721)	(1,069,263)

Net loss	$(2,063,212)	$(6,019,380)	$(35,962,469)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.44)	$(9.07)

Weighted average number of shares outstanding:
Basic and diluted	16,131,274	13,560,774	3,963,775

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

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2003	—	—	133,400	—	133,400
Options to purchase 6,000 shares issued to consultants for services rendered, valued at $4.60 per share, granted March 19, 2002; portion vested in 2003	—	—	6,900	—	6,900
Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2003	—	—	6,900	—	6,900
Net loss for the year ended December 31, 2003	—	—	—	(1,632,457)	(1,632,457)

Balance, December 31, 2003	1,050,301	11	3,866,749	(5,857,993)	(1,991,233)

Options to purchase 3,000 shares issued to a consultant valued at $6.70 per share, granted February 1, 2004, portion vested in 2004	—	—	10,100	—	10,100
Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2004	—	—	84,173	—	84,173
Repurchase of 90,000 shares pursuant to the exercise of dissenters' rights at time of merger, April 5, 2004 in connection with $750,000 note payable	(90,000)	(1)	(749,999)	—	(750,000)
Issuance of shares to shareholders of Global Internet Communications, Inc. pursuant to merger April 5, 2004	209,700	2	(2)	—	—
Issuance of common stock for cash at $20.00 per share during 2004, net of costs of $139,493	220,500	2	4,270,505	—	4,270,507
Cost associated with Global Internet Communications, Inc. reverse merger effective April 5, 2004	—	—	(162,556)	—	(162,556)
Effect of anti-dilution and price-protection provisions of warrants issued to loan guarantors in 2003, triggered by April 5, 2004 closing of private placement; shares subject to warrants increased by 37,501; exercise price reduced from $23.33 to $16.67 per share	—	—	320,974	—	320,974
Issuance of common stock valued at $20.00 per share for accrued expenses in lieu of cash, May 21, 2004	3,861	—	77,225	—	77,225
Warrants for 10,000 shares issued for services rendered valued at $11.50 per share on July 19, 2004	—	—	114,914	—	114,914
Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2004	—	—	41,670	—	41,670
Issuance of common stock valued at $20.00 per share for accrued interest in lieu of cash, October 12, 2004	4,444	—	88,882	—	88,882
Warrants for 20,000 shares issued for services rendered valued at $8.30 per share on December 2, 2004	—	—	166,172	—	166,172
Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2004	—	—	82,452	—	82,452
Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2004	—	—	1,150	—	1,150
Net loss for the year ended December 31, 2004	—	—	—	(2,318,896)	(2,318,896)

Balance, December 31, 2004	1,398,806	14	8,212,409	(8,176,889)	35,534

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

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2006	—	—	5,163	—	5,163
Original issue discount on convertible debt issued on February 16, 2006	—	—	400,000	—	400,000
Warrants for 5,000 shares valued at $4.60 per share, issued in connection with notes payable on January 25, 2006	—	—	23,000	—	23,000
Issuance of common stock for deferred offering costs at $9.10 per share on February 22, 2006	2,500	—	22,750	—	22,750
Original issue discount on convertible debt issued on February 28, 2006	—	—	333,334	—	333,334
Issuance of common stock for services rendered at $6.40 per share on April 21, 2006	7,000	—	44,800	—	44,800
Warrants for 3,750 shares valued at $6.80 per share, issued in connection with notes payable on June 1, 2006	—	—	25,500	—	25,500
Warrants for 375 shares valued at $5.40 per share, issued in connection with notes payable on July 21, 2006	—	—	2,025	—	2,025
Warrants for 500 shares valued at $4.60 per share, issued in connection with notes payable on August 30, 2006	—	—	2,300	—	2,300
Issuance of common stock for cash at $4.30 per share on September 7, 2006	11,628	—	50,000	—	50,000
Issuance of common stock for services rendered at $6.30 per share on September 8, 2006	1,415	—	8,938	—	8,938
Warrants for 5,000 shares valued at $4.50 per share, issued in connection with notes payable on November 30, 2006	—	—	22,500	—	22,500
Warrants for 5,171 shares valued at $5.40 per share, accrued for issuance in connection with a note payable as of December 31, 2006	—	—	27,922	—	27,922
Net loss for the year ended December 31, 2006	—	—	—	(2,959,853)	(2,959,853)

Balance, December 31, 2006	1,439,969	14	10,111,612	(13,164,798)	(3,053,172)

Options to purchase 45,000 shares issued to officer valued at $6.70 per share, granted February 1, 2004; portion vested in 2007	—	—	16,811	—	16,811
Options to purchase 20,000 shares issued to officer valued at $15.00 per share, granted July 21, 2004; portion vested in 2007	—	—	58,314	—	58,314
Warrants for 5,000 shares valued at $4.50 per share, issued in connection with debt extinguishment on January 3, 2007	—	—	22,500	—	22,500
Options to purchase 15,000 shares issued to officer valued at $16.20 per share, granted January 3, 2005; portion vested in 2007	—	—	81,007	—	81,007
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2007	—	—	33,245	—	33,245
Issuance of investment units consisting of common stock and warrants for 62,500 shares issued for cash at $4.00 per share on January 18, January 23, February 28 and May 1, 2007, net of costs of $52,388	125,000	2	447,610	—	447,612

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 20,000 shares issued to officer valued at $3.40 per share, granted February 1, 2007; portion vested in 2007	—	—	32,857	—	32,857
Warrants for 5,000 shares valued at $3.60 per share, issued in connection with debt extinguishment on February 1, 2007	—	—	18,000	—	18,000
Issuance of common stock in lieu of cash for a loan from a director at $4.10 per share on February 9, 2007	1,707	—	7,000	—	7,000
Modification of warrant term of warrant to purchase 30,000 shares pursuant to separation agreement of employee dated March 15, 2007, valued at $3.20 per share	—	—	96,000	—	96,000
Issuance of common stock in lieu of cash for accrued expenses at $4.00 per share on March 21, 2007	12,478	—	49,911	—	49,911
Warrants for 6,240 shares issued pursuant to amendment of convertible debt valued at $4.30 per share on March 21, 2007	—	—	26,829	—	26,829
Issuance of common stock for accounts payable $5.00 per share on April 2, 2007	4,141	—	20,704	—	20,704
Warrants for 20,000 shares issued for services rendered valued at $3.60 per share on April 16, 2007	—	—	72,000	—	72,000
Modification of option term to purchase 45,000 shares pursuant to separation agreement of officer dated May 11, 2007, valued at $2.30 per share	—	—	103,500	—	103,500
Modification of option term to purchase 45,000 shares pursuant to separation agreement of officer dated May 11, 2007, valued at $2.60 per share	—	—	117,000	—	117,000
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2007	—	—	8,850	—	8,850
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2007	—	—	1,800	—	1,800
Issuance of common stock in lieu of cash for director's fees at $3.00 per share on September 10, 2007	20,694	—	62,082	—	62,082
Issuance of common stock in lieu of cash for loans from directors at $3.00 per share on September 10, 2007	1,100	—	3,300	—	3,300
Issuance of common stock as debt issuance cost at $2.00 per share on November 7, 2007	33,333	—	66,666	—	66,666
Warrants for 6,050 shares valued at $2.80 per share, issued in connection with notes payable on December 27, 2007	—	—	16,940	—	16,940
Warrants for 5,800 shares valued at $1.70 per share, issued in connection with notes payable on December 27, 2007	—	—	9,860	—	9,860
Warrants for 700 shares valued at $2.20 per share, issued in connection with notes payable on December 27, 2007	—	—	1,540	—	1,540
Original issue discount on convertible debt issued on December 27, 2007	—	—	595,666	—	595,666
Original issue discount attributable to warrants for 240,000 shares issued on December 27, 2007	—	—	88,576	—	88,576
Issuance of common stock as compensation for loan guarantees at $1.00 per share on December 28, 2007	88,889	1	88,888	—	88,889
Warrants for 15,400 shares valued at $4.00 per share, accrued for issuance in addition to interest on a note payable as of December 31, 2007	—	—	61,600	—	61,600
Warrants for 51,010 shares valued at $3.60 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2007	—	—	183,637	—	183,637

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Warrants for 15,221 shares valued at $5.40 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2007	—	—	82,191	—	82,191
Net loss for the year ended December 31, 2007	—	—	—	(3,113,298)	(3,113,298)

Balance, December 31, 2007	1,727,311	17	12,586,496	(16,278,096)	(3,691,583)

Original issue discount on convertible debt issued between Jan 4, 2008 and July 30, 2008	—	—	350,873	—	350,873
Warrants for 160,000 shares valued at $0.47 to $1.10 per share issued in connection with convertible debt between Jan 4, 2008 and July 30, 2008	—	—	65,160	—	65,160
Warrants for 14,500 shares valued at $1.00 per share issued to former employee pursuant to a termination agreement on January 4, 2008	—	—	14,500	—	14,500
Warrants for 1,347 shares valued at $3.60 per share, connection with debt extinguishment on January 16, 2008; portion expensed in 2008	—	—	4,848	—	4,848
Rounding of common stock due to reverse stock split on February 14, 2008	39	—	—	—	—
Warrants for 75,000 shares valued at $0.92 per share, issued in connection with notes payable on April 3, 2008	—	—	42,768	—	42,768
Options to purchase 20,000 shares issued to officers valued at $0.79 per share, granted July 11, 2008	—	—	15,800	—	15,800
Cancellation of an officer's options to purchase 20,000 shares valued at $0.27 per share on July 11, 2008	—	—	(5,400)	—	(5,400)
Cancellation of an officer's options to purchase 15,000 shares valued at $0.31 per share on July 11, 2008	—	—	(4,650)	—	(4,650)
Options to purchase 3,000 shares issued to directors valued at $0.71 per share, granted July 11, 2008	—	—	2,130	—	2,130
Issuance of common stock valued at $1.00 per share in lieu of cash for directors' fees on July 11, 2008	59,634	1	59,633	—	59,634
Extension of note payable modified with a conversion feature added and recorded as debt extinguishment on September 12, 2008	—	—	48,214	—	48,214
Original issue discount on convertible debt issued between September 16, 2008 and December 11, 2008	—	—	145,743	—	145,743
Warrants for 95,500 shares valued at $0.89 to $1.31 per share issued in connection with convertible debt between September 16, 2008 and December 11, 2008	—	—	75,819	—	75,819
Original issue discount attributable to warrants for 100,000 shares valued at $0.47 per share, issued on September 25, 2008	—	—	46,604	—	46,604
Warrants for 11,426 shares valued at $5.40 per share, issued on September 30, 2008 in connection with debt extinguishment expensed and accrued from previous years; portion expensed in 2008	—	—	61,700	—	61,700
Warrants for 3,000 shares valued at $1.32 per share, issued in connection with debt extinguishment on October 24, 2008	—	—	3,960	—	3,960
Issuance of common stock as compensation for loan guarantees at $1.00 per share on October 31, 2008	17,778	—	17,778	—	17,778
Warrants for 44,445 shares valued at $0.77 per share issued as compensation for loan guarantees on October 31, 2008	—	—	34,223	—	34,223
Issuance of common stock valued at $1.00 per share for debt issuance cost on October 31, 2008	6,667	—	6,667	—	6,667
Warrants for 16,667 shares valued at $0.77 per share issued as debt issuance costs on October 31, 2008	—	—	12,834	—	12,834
Warrants for 3,836 shares valued at $1.32 per share, accrued for issuance in connection with debt extinguishment as of December 31, 2006	—	—	5,063	—	5,063
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2008	—	—	9,663	—	9,663

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2008	—	—	3,687	—	3,687
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2008	—	—	3,600	—	3,600
Options to purchase 5,000 shares issued to officer valued at $3.40 per share, granted February 1, 2007; portion vested in 2008	—	—	8,869	—	8,869
Options to purchase 15,000 shares issued to officer valued at $16.20 per share, granted January 3, 2005; portion vested in 2008	—	—	6,731	—	6,731
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2008	—	—	12,042	—	12,042
Reversal of expense associated with performance-based option of an officer that did not vest	—	—	(7,727)	—	(7,727)
Warrants for 12,576 shares valued at $4.00 per share, accrued for issuance in addition to interest on a note payable; portion expensed in 2008	—	—	50,304	—	50,304
Net loss for the year ended December 31, 2008	—	—	—	(4,657,717)	(4,657,717)

Balance, December 31, 2008	1,811,429	18	13,677,932	(20,935,813)	(7,257,863)

Issuance of common stock in conversion of convertible debt at $0.70 per share upon the January 7, 2009 effective date of the 2009 Public Offering	2,743,535	28	1,920,446	—	1,920,474
Issuance of common stock in conversion of convertible debt at $0.50 per share upon the January 7, 2009 effective date of the 2009 Public Offering	314,846	3	157,405	—	157,408
Adjustment to original issue discount on 2007 and 2008 private placement debt offerings based on final 2009 Public Offering closing price	—	—	47,046	—	47,046
Issuance of common stock pursuant to the January 12, 2009 closing of the 2009 Public Offering at $1.00 per share net of closing costs of $1,259,558	3,050,000	31	1,790,441	—	1,790,472
Underwriter's warrants to acquire 305,000 Units issued upon the January 12, 2009 close of 2009 Public Offering	—	—	50	—	50
Issuance of common stock in conversion of convertible debt at $3.00 per share upon the January 12, 2009 closing date of the 2009 Public Offering	292,384	3	877,146	—	877,149
Warrants for 459 shares valued at $1.32 per share, issued on January 13, 2009 in addition to interest on a note payable	—	—	607	—	607
Issuance of common stock valued at $1.10 per share for contracted development costs on January 15, 2009	454,546	5	499,995	—	500,000
Issuance of common stock in conversion of convertible debt at $0.70 per share on January 20, 2009	42,143	—	29,500	—	29,500
Warrants for 680 shares valued at $4.00 per share, issued on January 20, 2009 in addition to interest on a note payable	—	—	2,720	—	2,720
Issuance of common stock in conversion of convertible debt at $0.70 per share on February 6, 2009	441,165	4	308,809	—	308,813
Adjustment to original issue discount on convertible debt issued in put offering based on final conversion price	—	—	81,059	—	81,059
Issuance of common stock to guarantors of bank debt and a lender on March 19, 2009, valued at $0.50 per share	200,001	2	99,998	—	100,000
To record original issue discount on debt upon retirement of related note payable	—	—	103,396	—	103,396
Original issue discount on convertible debt issued March 19, 2009	—	—	123,000	—	123,000

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Issuance of common stock valued at $0.74 per share in lieu of cash for directors' fees on April 3, 2009	27,366	—	20,251	—	20,251
Issuance of common stock in conversion of convertible debt at $0.55 per share on May 26, 2009	510,909	5	280,995	—	281,000
Issuance of common stock to guarantor of bank debt on June 16, 2009, valued at $0.82 per share	6,667	—	5,467	—	5,467
Issuance of common stock as consideration to lender on September 21, 2009, valued at $1.43 per share	19,833	—	28,262	—	28,262
Issuance of common stock as consideration to lender on September 23, 2009, valued at $1.35 per share	20,000	—	27,000	—	27,000
Issuance of common stock to guarantor of bank debt on September 23, 2009, valued at $1.35 per share	6,667	—	9,000	—	9,000
Issuance of common stock valued at $1.50 per share in lieu of cash for directors' fees on September 29, 2009	4,834	—	7,250	—	7,250
Warrants for 30,000 shares valued at $0.88 per share, issued on September 30, 2009 for services rendered	—	—	26,400	—	26,400
Issuance of common stock pursuant to closing of early warrant exercise offering on November 6, 2009, net of offering expenses of $171,865; $1.30 per share exercise price	1,244,829	13	1,446,400	—	1,446,413
Issuance of replacement warrants pursuant to closing of early warrant exercise offering	—	—	1,356,864	—	1,356,864
Issuance of common stock valued at $1.43 per share for interest on note payable on November 6, 2009	925	—	1,322	—	1,322
Issuance of common stock pursuant to cashless exercise of 32,000 options on November 23, 2009; average exercise price $0.83 per share	22,229	—	—	—	—
Issuance of common stock pursuant to exercise of 101,975 warrants in December, 2009; exercise price of $1.30 per share	101,975	1	132,567	—	132,568
Issuance of common stock valued at $0.74 per share on December 3, 2009 for services rendered	10,000	—	7,425	—	7,425
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2009	—	—	1,800	—	1,800
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2009	—	—	2,823	—	2,823
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2009	—	—	24,083	—	24,083
Options to purchase 215,000 shares issued to officers and directors, valued at $0.68 per share, granted March 3, 2009	—	—	146,400	—	146,400
Options to purchase 6,500 shares issued to a consultant valued at $0.87 per share, granted July 23, 2009	—	—	5,655	—	5,655
Options to purchase 100,000 shares issued to a consultant granted July 23, 2009; 50,000 shares valued at $0.97 per share, 50,000 shares valued at $2.14 per share, portion vested in 2009	—	—	64,792	—	64,792
Options to purchase 3,000 shares issued to directors valued at $1.00 per share, granted August 11, 2009	—	—	3,000	—	3,000
Options to purchase 320,000 shares issued to officers and directors, valued at $1.21 per share, granted September 29, 2009; portion vested in 2009	—	—	232,320	—	232,320
Net loss for the year ended December 31, 2009	—	—	—	(6,944,064)	(6,944,064)

Balance, December 31, 2009	11,326,283	113	23,549,626	(27,879,877)	(4,330,138)

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Issuance of common stock pursuant to warrants exercised during 2010 at an exercise price of $1.30 per share	279,870	3	344,628	—	344,631
Issuance of common stock that was accrued on November 18, 2009, pursuant to a development agreement on March 15, 2010, valued at $2.035 per share	769,231	8	1,565,377	—	1,565,385
Issuance of common stock as consideration to lender on March 26, 2010, valued at $0.50 per share	66,666	1	33,332	—	33,333
Issuance of units upon conversion of debt on March 26, 2010, valued at $1.83 per share	381,173	4	1,568,523	—	1,568,527
Issuance of common stock pursuant to cashless exercise of 381,173 warrants on March 26, 2010; exercise price of $1.83 per share	102,154	1	(1)	—	—
Issuance of common stock to guarantor of bank debt on May 7, 2010, valued at $0.91 per share	3,333	—	3,033	—	3,033
Issuance of common stock to guarantor of bank debt on May 7, 2010, valued at $2.50 per share	1,111	—	2,778	—	2,778
Issuance of common stock to guarantors of bank debt on June 25, 2010, valued at $0.50 per share	133,332	2	66,664	—	66,666
Issuance of common stock to guarantor of bank debt on June 25, 2010, valued at $1.675 per share	2,222	—	3,722	—	3,722
Issuance of common stock valued at $1.60 per share in lieu of cash for directors' fees on July 2, 2010	22,762	—	36,416	—	36,416
Issuance of common stock to guarantors of bank debt on July 12, 2010, valued at $0.50 per share	22,222	—	11,112	—	11,112
Issuance of common stock to guarantor of bank debt on July 12, 2010, valued at $2.50 per share	22,222	—	55,556	—	55,556
Issuance of common stock to guarantor of bank debt on July 12, 2010, valued at $1.925 per share	131,110	2	252,386	—	252,388
Issuance of common stock to guarantor of bank debt on July 12, 2010, valued at $1.675 per share	44,444	—	74,444	—	74,444
Issuance of common stock to individual lender on July 12, 2010, valued at $1.425 per share	31,302	—	44,605	—	44,605
Issuance of 680,770 warrants valued at $1.51 per share as interest expense to debt holders on July 12, 2010	—	—	1,027,962	—	1,027,962
Issuance of common stock pursuant to closing of early warrant exercise offering on August 2, 2010, net of offering expenses of $92,377; $1.30 per share exercise price	1,007,529	10	1,217,400	—	1,217,410
Value of replacement warrants at $1.36 per warrant issued as incentive for early warrant exercise offering pursuant to closing on August 2, 2010	—	—	1,370,239	—	1,370,239
Sale of common stock pursuant to private placement on, September 28, 2010 at $0.625 per share, net of offering expenses of $56,278	1,400,000	14	822,104	—	822,118
Issuance of common stock and payment of fees to agent pursuant to private placement on September 30, 2010	20,000	—	(87,500)	—	(87,500)
Issuance of common stock valued at $1.58 per share in lieu of cash for directors' fees on October 12, 2010	10,917	—	17,250	—	17,250
Options to purchase 17,500 shares issued to officers and an employee valued at $5.60 per share, granted March 1, 2006; portion vested in 2010	—	—	209	—	209
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2010	—	—	24,084	—	24,084
Options to purchase 100,000 shares issued to a consultant granted July 23, 2009; 50,000 shares valued at $0.97 per share, 50,000 shares valued at $1.01 per share; portion expensed in 2010	—	—	34,208	—	34,208

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 320,000 shares issued to officers and directors, valued at $1.21 per share, granted September 29, 2009; portion vested in 2010	—	—	122,613	—	122,613
Options to purchase 20,748 shares issued to directors valued at $1.97 per share, granted March 1, 2010; portion vested in 2010	—	—	15,354	—	15,354
Options to purchase 72,675 shares issued to directors, valued at $1.33 per share, granted August 10, 2010	—	—	96,658	—	96,658
Net loss for the year ended December 31, 2010	—	—	—	(6,019,380)	(6,019,380)

Balance, December 31, 2010	15,777,883	158	32,272,782	(33,899,257)	(1,626,317)

Issuance of common stock valued at $1.35 per share to lender as interest on February 8, 2011	70,632	1	95,350	—	95,351
Issuance of common stock valued at $1.01 per share in lieu of cash for directors' fees on February 8, 2011	12,379	—	12,500	—	12,500
Issuance of common stock to guarantor of bank debt on February 11, 2011, valued at $1.22 per share	17,778	—	21,667	—	21,667
Issuance of common stock and 20,000 warrants to service provider in lieu of cash valued at $1.30 per share on March 22, 2011	76,932	1	99,999	—	100,000
Issuance of common stock valued at $0.525 per share in lieu of cash for directors' fees on April 14, 2011	36,669	—	19,250	—	19,250
Issuance of common stock to guarantors of bank debt valued at $1.245 per share on April 21, 2011	226,666	2	282,164	—	282,166
Issuance of common stock to guarantor of bank debt valued at $0.59 per share on May 12, 2011	8,475	—	5,000	—	5,000
Issuance of common stock to a director in lieu of cash for consulting fees valued at $1.08 per share on June 2, 2011	11,112	—	12,000	—	12,000
Warrants for 150,000 shares valued at $0.78 per share, issued on June 21, 2011 for services rendered	—	—	116,334	—	116,334
Issuance of common stock pursuant to cashless exercise of 70,000 warrants on November 29, 2011; exercise price of $0.75 per share	21,398	—	—	—	—
Issuance of common stock to a director in lieu of cash for consulting fees valued at $1.10 per share on December 1, 2011	23,182	—	25,500	—	25,500
Issuance of common stock valued at $1.10 per share in lieu of cash for directors' fees on December 1, 2011	51,139	1	56,249	—	56,250
Warrants for 17,500 shares with a relative fair value of $0.49 per share, issued in connection with notes payable on December 22, 2011	—	—	8,643	—	8,643
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2011	—	—	12,042	—	12,042
Options to purchase 320,000 shares issued to officers and directors, valued at $1.21 per share, granted September 29, 2009; portion vested in 2011	—	—	32,267	—	32,267
Options to purchase 20,748 shares issued to directors valued at $1.97 per share, granted March 1, 2010; portion vested in 2011	—	—	20,472	—	20,472
Options to purchase 240,000 shares issued to officers valued at $0.78 per share, granted May 3, 2011; portion expensed in 2011	—	—	94,247	—	94,247
Options to purchase 2,265 shares issued to director, valued at $0.68 per share, granted June 27, 2011; portion expensed in 2011	—	—	771	—	771
Options to purchase 172,416 shares issued to directors valued at $.68 per share, granted August 9, 2011; portion vested in 2011	—	—	38,503	—	38,503
Net loss for the year ended December 31, 2011	—	—	—	(2,063,212)	(2,063,212)

Balance, December 31, 2011	16,334,245	$163	$33,225,740	$(35,962,469)	$(2,736,566)

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Period from August 17, 1999
	Year Ended	Year Ended	(inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from operating activities:
Net loss	$(2,063,212)	$(6,019,380)	$(35,962,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522	552	22,057
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	198,303	293,126	2,736,649
Common stock issued for services rendered	—	—	111,383
Common stock issued for services rendered-related parties	112,999	53,666	277,328
Common stock issued to related parties for interest	2,697	16,145	20,164
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	—	—	33,333
Notes payable issued for intangibles expensed as research and development	—	—	150,000
Convertible note issued for services rendered	2,700	—	2,700
Warrants issued for services	116,334	—	683,370
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for interest	—	710,862	710,862
Warrants issued for interest -related parties	—	317,100	317,100
Warrants issued for debt extinguishment	—	—	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for early warrant exercise incentive	—	1,370,239	2,727,103
Units issued for interest	—	8,700	8,700
Units issued for interest-debt extinguisment	—	870,981	870,981
Amortization of note payable-original issue discount	1,402	—	153,649
Amortization of note payable-related parties original issue discount	—	—	142,964
Amortization of convertible debt-original issue discount	—	—	1,146,587
Amortization of convertible debt-related parties original issue discount	—	—	1,194,132
Amortization of debt issuance costs	54,466	91,759	1,947,038
Amortization of debt issuance costs-related parties	360,680	446,824	1,155,585
Bargain conversion option added to note payable- related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	11,991	(78,370)	(67,262)
Accounts payable	179,389	(233,187)	824,027
Accrued development expense	—	(30,000)	2,065,385
Accrued expenses	183,953	21,851	1,057,241
Net cash used in operating activities	(837,776)	(2,159,132)	(14,466,086)

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

			Period from
	Year Ended	Year Ended	August 17, 1999 (inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from investing activities:
Purchases of equipment and furniture	—	(14,314)	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	—	(14,314)	(36,767)

Cash flows from financing activities:
Proceeds of note payable, bank	100,000	—	700,000
Payments of note payable, bank	(200,000)	(400,000)	(1,500,000)
Proceeds of notes payable	170,628	563,345	1,074,473
Payment of notes payable	(139,003)	(81,308)	(1,681,734)
Proceeds of notes payable - related parties	39,858	403,000	1,096,596
Payments of notes payable - related parties	—	—	(282,800)
Proceeds from long-term convertible notes payable and bank debt	150,000	—	4,357,362
Proceeds from long-term convertible notes payable-related parties	350,000	—	1,713,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	510,192	2,223,788
Payments for debt issuance costs	(27,000)	—	(793,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	(138,139)	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	734,618	9,030,756
Net cash provided by financing activities	444,483	1,591,708	14,528,696
Net increase (decrease) in cash	(393,293)	(581,738)	25,843
Cash, beginning of the period	419,136	1,000,874	—
Cash, end of the period	$25,843	$419,136	$25,843

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

			Period from
	Year Ended	Year Ended	August 17, 1999 (inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Supplemental cash flow information:
Cash paid for interest	$62,987	$79,701	$981,740
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	(138,139)	371,808
Deferred offering costs offset against gross proceeds of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Debt issuance costs included in accrued expenses	160,044	—	160,044
Warrants issued pursuant to notes payable	8,643	—	475,834
Warrants issued for debt issuance costs	—	—	298,021
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Warrant exercise cost paid in lieu of cash for services rendered-related party	—	—	11,250
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable-related party tendered for warrant exercise	—	646,000	672,000
Notes payable tendered for warrant exercise	—	405,982	405,982
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	—	13,569
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Convertible debt issued in lieu of cash for accounts payable	65,698	—	65,698
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Conversion of accrued expenses to equity	103,154	88,846	523,261
Conversion of notes payable to equity	—	600,000	600,000
Conversion of convertible debt to equity	—	—	1,638,750
Conversion of convertible debt-related parties to equity	—	—	1,323,334
Conversion of notes payable-related parties to convertible debentures	—	—	200,000
Common stock issued in lieu of cash for accrued expenses	12,500	—	271,553
Common stock issued in lieu of cash for accounts payable	100,000	—	222,291
Common stock issued in lieu of cash for accrued development cost	—	1,565,385	2,065,385
Common stock issued in lieu of cash for notes payable-related parties	—	—	10,300
Common stock issued for debt issuance cost	—	—	301,230
Common stock issued pursuant to notes payable	298,333	515,600	813,933
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

December 31, 2011 and 2010 and the period from

August 17, 1999 (inception) to December 31, 2011

(1) Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business, Development Stage Activities and Basis of Presentation

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease. The primary focus of the Company is currently the prostate imaging device, known as the ProUroScanTM System, which is designed to produce an elasticity image of the prostate as an adjunctive aid in visualizing and documenting abnormalities of the prostate that have been detected by digital rectal examination. The Company’s developmental activities, conducted by its wholly owned operating subsidiary, ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development, pursuit of regulatory clearance of the ProUroScan System, and fund raising activities.

PUC had no activities from its incorporation in August 1999 until July 2001, when it acquired a license to certain microwave technology from CS Medical Technologies, LLC (“CS Medical”). In January 2002, PUC acquired a license to certain prostate imaging technology from Profile, LLC (“Profile”).

Pursuant to a merger agreement effective April 5, 2004 (the “Merger”), PUC became a wholly owned operating subsidiary of Global Internet Communications, Inc. (“Global”), which changed its name to ProUroCare Medical Inc. on April 26, 2004. In connection with the Merger, the Company completed a private placement of 220,500 shares of common stock (the “2004 Private Placement”) (see Note 12(b)).

On February 14, 2008, the Company implemented a one-for-ten reverse split of the Company’s common stock without a corresponding reduction in the number of authorized shares of the Company’s capital stock (the “Reverse Split”). The exercise price and the number of shares of common stock issuable under the Company's outstanding convertible debentures, options and warrants have been proportionately adjusted to reflect the Reverse Split for all periods presented.

Between December 27, 2007 and December 11, 2008, the Company closed on a total of $2.0 million of private placements of investment units (the “2007 and 2008 Private Placements”) and $315,000 of private placements of convertible debentures in a unit put arrangement (the “2008 Unit Put Arrangement”) each consisting of convertible debentures and warrants (see Note 12(d)). Upon the closing of the Company’s 2009 Public Offering (as defined below), the convertible debentures issued in these private placements were automatically converted into equity.

On January 12, 2009, the Company closed a public offering of 3,050,000 units at $1.00 per unit (the “2009 Public Offering”). Each unit sold (the “2009 Units”) consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share. Upon the January 7, 2009 effective date of the 2009 Public Offering, $1.9 million of convertible promissory notes issued in private placements during 2007 and 2008 along with $177,882 of interest accrued thereon automatically converted into 3,058,381 units identical to the 2009 Units (see Note 12(d)).

On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”). Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share. Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six tranches (see Note 12(c).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PUC. Significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Restatement of Share Data

All share data has been restated to give effect to the Reverse Split (see Note 1(a)).

At the effective time of the Merger, all 1,050,300 shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of ProUroCare common stock issued to Global. Simultaneously, the non-dissenting shareholders of PUC received an aggregate of 960,300 shares of common stock of Global in exchange for their aggregate of 960,300 shares of PUC. The share data in this paragraph has been restated to give effect to the Reverse Split, as noted above.

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

Valuation of Stock-Based Compensation. Since inception, the Company has measured and recognized compensation expense for all share-based payment awards, including stock options and warrants, made to employees, consultants and directors based on fair values. The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Valuation of Warrants Issued as an Incentive for Early-Exercise of Outstanding Warrants. We completed two tender offers in 2009 and 2010 pursuant to which we have issued warrants as an incentive to certain warrant holders to exercise their existing warrants during the offering periods. Our determination of fair value of the replacement warrants is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price. We recognize the expense related to the fair value of the warrants immediately upon issuance as incentive for early warrant exercise expense.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. These calculations reflect the effects of the Reverse Split (see Note 1(a)). Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the years ended December 31, 2011 and 2010 and the period from August 17, 1999 (inception) to December 31, 2011 due to the Company’s net losses. 10,232,340 and 9,042,641 shares of common stock issuable under our stock options, warrants, convertible debt and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the years ended December 31, 2011 and 2010, respectively.

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

The Company’s policy is to grant stock options at fair value at the date of grant and to record stock-based employee compensation expense at fair value. The Company recognizes the expense related to the fair value of the award on a straight-line basis over the vesting period. From time to time, the Company issues options to non-employees. The fair value of options issued to non-employees (typically consultants) is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date. The fair value of options so determined is expensed on a straight-line basis over the associated performance period.

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

In determining the compensation cost of the options granted for the years ended December 31, 2011 and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions are summarized as follows:

	For the years ended December 31,
	2011	2010
Risk-free Interest Rate	1.14%	1.07%

Expected Life of Options Granted	4.1 years	3.5 years

Expected Volatility	125.5%	128.5%

Expected Dividend Yield	0	0

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

Stock-based compensation expense related to options was $198,303, $293,126 and $2,614,074 for the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011, respectively, or $0.01, $0.02, and $0.66 on a per share basis. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $170,000 and $7,000 for the years ending December 31, 2012 and 2013, respectively. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

(j)	Stock-Based Compensation-Warrants

The Company has elected to utilize the fair-value method of accounting for warrants issued to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Notes 12(e) and 12(f)).

Expenses related to warrants issued to non-employees for services provided were $116,334, $0 and $683,370 for the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011, respectively, or $0.01, $0.00, and $0.17 on a per share basis.

The weighted-average fair value of the warrants granted during the years ended December 31, 2011 and 2010 was $0.78 and $1.51, respectively, and such warrants were immediately vested and exercisable on the date of grant. The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2011	2010
Risk-free Interest Rate	1.25%	1.24%
Expected Life of Warrants Issued[1]	4.9 years	3.0 years
Expected Volatility	125.6%	129.5%
Expected Dividend Yield	0	0

1 The contractual term of the warrants.

The expected volatility is based on weekly price data since the date of the Merger on April 5, 2004. The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation cost related to warrants issued to directors and employees was $0, $0 and $122,575 for the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011, respectively, or $0.00, $0.00, and $0.03 on a per share basis.

Consideration and interest paid to lenders and loan guarantors in the form of warrants was $1,402, $1,027,963, and $2,493,426 for the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011, respectively, or $0.00, $0.08, and $0.63 on a per share basis.

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

The Company has issued common stock and warrants as consideration to various individual lenders and loan guarantors of its bank debt. The fair value of the equity consideration along with loan initiation fees is recorded on the balance sheet as debt issuance cost. Debt issuance costs are amortized over the term of the related debt as interest expense or debt extinguishment expense using the straight-line method, which approximates the interest method.

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

(2)	Going Concern; Management’s Plan to Fund Working Capital Needs

The Company incurred net losses of $2,063,212, $6,019,380 and $35,962,469 and negative cash flows from operating activities of $837,776, $2,159,132, and $14,466,086 for the years ended December 31, 2011 and 2010 and for the period from August 17, 1999 (inception) to December 31, 2011, respectively. The Company expects to increase its expenditures following receipt of FDA approval of its ProUroScan System, as it ramps ups its operational capabilities through both contracted and internal resources. The Company’s business plan is dependent upon its ability to obtain sufficient capital to fund its transition from product development to production and marketing its products.

The Company is undertaking several initiatives to fund its operations during 2012 and into 2013. The Company intends to finance its immediate cash requirements through private sales of its debt and equity securities, potentially including sales to prospective strategic partners. The Company expects to fund operations and market entry following FDA approval of its ProUroScan System through a combination of sources, including the calling of currently redeemable warrants, the exercising of other warrants nearing expiration dates, follow-on financing arrangements pursuant to the Seaside SPA, potential support from a corporate distribution partner, and further private sales or public offering of our debt or equity securities.

As of March 31, 2012, the Company had 3,590,894 currently redeemable warrants outstanding. These warrants have an exercise price of $1.30 per share. If and when the Company chooses to exercise its right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. The Company could realize up to approximately $4.7 million depending on the number of warrants actually exercised by the holders of the warrants. In addition, the Company will gain the ability to redeem 2,840,412 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days. If the Company were to subsequently exercise its redemption right on these warrants, up to an additional $3.7 million could be realized depending on the number of warrants actually exercised by the holders of the warrants who want to avoid such redemption. Of this second group, 1,152,113 warrants will expire in November 2012. The Company could realize up to $1.5 million depending on the number of warrants exercised before they expire. The Company’s ability to successfully raise additional funding through the redemption of the warrants will depend to a high degree upon the market price of its common stock in relation to the exercise price.

In addition to the callable warrants described in the preceding paragraph, the Company has 376,000 warrants with an exercise price of $0.50 per share and 93,500 warrants with an exercise price of $1.00 per share that expire at the end of December 2012. The Company could realize up to $281,500 depending on the number of warrants exercised before they expire.

In September 2010, the Company executed a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”) that may provide a source of funds. At the time the SPA was executed, the Company closed on an $875,000 first tranche of the funding. Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six monthly tranches beginning with a $750,000 tranche within thirty days of receiving FDA clearance followed by five $300,000 tranches. At each of the future closings, the Company will sell unregistered shares of our common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share, below which the parties are not obligated to close. Seaside is not obligated to provide funding under the SPA to the extent that, as a result of such funding, Seaside’s ownership percentage of ProUroCare Medical would exceed 9.9%. As of March 31, 2012, Seaside held approximately 8.1% of our outstanding stock. In the event that a subsequent closing would otherwise cause Seaside to exceed this ownership level, Seaside has agreed to use its commercially reasonable best efforts to propose alternative investment vehicles to fund the Company’s capital requirements; however, there can be no assurance that such an alternative investment vehicle will be available or acceptable to us.

In 2011, the Company engaged the Minneapolis investment firm Cherry Tree & Associates to assist in identifying a strategic corporate partner to help market its products, and the Company is actively engaged with them in exploring marketing opportunities with several potential partner companies that have been targeted. Such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these. In addition to financial support, a successful collaboration with such a partner would allow the Company to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of additional funding required.

The Company will likely pursue one or more additional rounds of funding in 2012 and 2013. If additional funds are raised by the issuance of convertible debt or equity securities, or by the exercise of outstanding warrants, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, the Company may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock. If adequate funds are not available through these initiatives on a timely basis, or are not available on acceptable terms, the Company may be unable to fund expansion and may be forced to delay market entry. Ultimately, if no additional financing is obtained beyond what has been secured to date, the Company likely would be forced to cease operations. There can be no assurance the Company will be successful in raising such funds.

(3)	Equipment and Furniture

Equipment and furniture consisted of the following at December 31:

	2011	2010
Computer equipment	$4,473	$4,473
Furniture	4,279	4,279
Tooling and molds	14,314	14,314
	23,066	23,066
Less accumulated depreciation	(8,356)	(7,834)
	$14,710	$15,232

Depreciation expense was $522, $552 and $22,057 for the years ended December 31, 2011 and 2010 and the period from August 17, 1999 (inception) to December 31, 2011, respectively.

(4)	Debt Issuance Cost

The Company issues stock, warrants, and convertible debt to various lenders and loan guarantors in consideration for their making or guaranteeing certain loans to the Company (see Notes 9, 10, and 12 (f)). Depending on the terms, cash flows, and other characteristics of the each loan or loan renewal, consideration paid in the form of stock, warrants, and convertible debt is recorded as debt issuance cost or original issue discount, and amortized over the corresponding term of each loan as either interest expense or debt extinguishment expense.

Debt issuance costs are summarized as follows:

	For the years ended December 31,
	2011	2010
Debt issuance costs	$1,204,639	$719,262
Less amortization	(1,130,008)	(714,862)

Debt issuance costs, net	$74,631	$4,400

Amortization expense related to debt issuance costs was $415,146, $538,583, and $3,102,623 for the years ended December 31, 2011 and 2010 and the period from August 17, 1999 (inception) to December 31, 2011, respectively.

(5)	Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2011	2010
Accrued stock to be issued for loan consideration	$160,044	$60,000
Accrued compensation	101,693	10,168
Consulting fees	49,000	1,219
Accrued interest	47,799	52,897
Audit fees	35,000	30,000
Legal fees	5,800	15,205
Accrued use tax	1,092	1,354
Directors’ fees	—	15,000
Other	50	500
	$400,478	$186,343

(6)	Agreements with Artann Laboratories Inc.

The Company has developed its ProUroScan System under contracts with Artann, a scientific technology company based in Trenton, New Jersey, that is focused on early stage technology development. In 2008 the Company entered into two agreements with Artann.

Under the first agreement, the “License Agreement,” Artann granted to the Company an exclusive, worldwide, sublicensable license to certain patent applications, trade secrets and technology to make, use and market certain mechanical imaging products in the diagnosis or treatment of urologic disorders of the prostate, kidney or liver field of use. Artann also agreed to transfer possession of five fully functional prostate imaging systems to the Company and grant the Company full access to all relevant documentation thereto. As consideration, the Company paid a cash license fee of $600,000 and issued 454,546 shares of the Company’s common stock valued at $500,000. The total $1,100,000 license fee was recorded as a general and administrative expense in the year ended December 31, 2008. In addition, the Company agreed to pay Artann a royalty equal to four percent of the first $30 million of net cumulative sales of licensed products, three percent of the next $70 million of net cumulative sales and two percent of net cumulative sales over $100 million. Further, the Company will pay Artann a technology royalty of one percent of net sales on prostate imaging system products through December 31, 2016. The combined royalties are subject to a minimum annual royalty equal to $50,000 per year for each of the first two years after clearance from the FDA for commercial sale and $100,000 per year for each year thereafter until termination or expiration of the License Agreement. The License Agreement will terminate upon the expiration of all royalty obligations, by failure of either party to cure a breach of the agreement within a 60-day cure period, if the Company fails to make a payment to Artann and such failure is not cured within a 30-day cure period or should one of the parties become insolvent, go into liquidation or receivership or otherwise lose legal control of its business.

Under the second agreement, the “Development and Commercialization Agreement,” the parties are collaborating to develop, commercialize and market prostate mechanical imaging systems. For the services provided under this agreement, the Company made cash milestone payments of $500,000, and accrued for issuance to Artann 769,231 shares of common stock of the Company valued at $1,565,385, which was recorded as research and development expense in the year ended December 31, 2009. On March 15, 2010, the Company issued the 769,231 accrued shares of common stock. The Company also recorded as research and development expense fees for technical advice provided by Artann of $10,570, $75,000, and $370,570 during the years ended December 31, 2011 and 2010 and the period from August 17, 1999 (inception) to December 31, 2011, respectively. On October 18, 2011, the parties agreed under the terms of an amendment to the Development and Commercialization Agreement to restructure the timing of a $750,000 success fee due to Artann pursuant to the terms of the original agreement. Under the restructured terms, the Company agreed to make three $250,000 cash payments to Artann upon the following milestones: receipt of initial FDA clearance allowing the prostate imaging system to be commercially sold in the United States, 30 days following receipt of such clearance, and receipt of FDA clearance of a prostate imaging system with a reusable probe. Artann also agreed to fund up to $15,000 of costs associated with testing of a reusable probe, and to supply up to $30,000 of engineering consulting time in connection with a future FDA 510(k) submission for the reusable probe.

(7)	Commitments and Contingencies

The Company rents a small amount of office space on a month-to-month basis at a cost of approximately $1,000 per month, which is the market price for similar office space in Minneapolis, Minnesota. Rent expense for the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011 was $12,000, $11,800 and $290,874, respectively.

(8)	Income Taxes

The Company has generated net operating loss carryforwards of approximately $8.8 million. The Company has also generated approximately $12.3 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.3 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2012-2023. We believe that approximately $12.0 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $3.4 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025.The net operating loss carryforwards are subject to examination until they expire.

The Company had no significant unrecognized tax benefits as of December 31, 2011 and 2010 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease. The Company has adopted the policy of classifying income tax related interest and penalties as interest expense and general and administrative expense, respectively

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2008 - 2011
State of Minnesota 2008 - 2011

The Company has recorded a full valuation allowance against its deferred tax assets and deferred tax liability due to the uncertainty of realizing the related benefits and costs as follows:

	2011	2010
Deferred tax assets
Net operating loss carryforwards	$3,372,000	$3,167,000
Capitalized start up costs	4,730,000	4,261,000
Expenses paid with options and warrants	740,000	1,037,000
Capitalized licenses	644,000	724,000
Accrued expenses to be paid in stock	72,000	40,000
Less: valuation allowance	(9,558,000)	(9,229,000)
Net deferred tax assets	$0	$0

The change in the valuation allowance was $329,000, $949,000 and $9,558,000 for the years ended December 31, 2011 and 2010 and the period from August 17, 1999 (inception) to December 31, 2011, respectively.

Reconciliation between the federal statutory rate and the effective tax rates for the years ended December 31, 2011 and 2010 and the period from August 17, 1999 (inception) to December 31, 2011 is as follows:

	2011	2010	Period from August 17, 1999 (inception) to December 31, 2011
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.5)	(4.5)	(4.5)
Employee incentive stock options	2.1	0.3	1.5
Expired warrants and options	1.9	1.7	1.5
Replacement warrants issued as an incentive to early exercise warrants	–	8.8	2.9
Capitalized license fees	–	–	0.5
Beneficial conversion feature of convertible debt	–	–	2.4
Deductible expense for stock and warrants issued less than book expense	3.9	16.7	2.1
Change in valuation allowance	30.6	11.0	27.6
Effective tax rate	0.0%	0.0%	0.0%

(9)	Notes Payable

The following table summarizes notes payable balances at December 31, 2011 and 2010, and the related activity during the year ended December 31, 2011:

	December 31, 2011	December 31, 2010	Activity During the Year Ended December 31, 2011
Short-term notes payable:
Insurance policy financing	$41,526	$24,902	Original principal was repaid; a new financing of $90,628 was obtained
Note payable dated June 11, 2010	—	65,000	Principal was repaid
Notes payable, due March 22, 2012	80,000	—	Loans from two individuals
Less: original issue discount	(7,241)	—	Relative fair value of warrants issued in connection with the loans, net of amortization
Total notes payable-short term	$114,285	$89,902

Short-term convertible notes payable:
Note payable due August 10, 2012	$65,698	$—	Note issued in lieu of cash for accounts payable
Note payable due August 11, 2012	11,018	—	Refinancing of long-term note
Total convertible notes payable, short term	$76,716	$—

Short-term convertible notes payable - related party:
Note payable due August 8, 2012	$300,000	$—	Refinancing of long-term note
Notes payable due August 28, 2012	42,558	—	Loans from Company directors
	$342,558	$—

Long-term notes payable:
Note payable dated June 11, 2010	$—	$11,018	Refinanced as convertible debt
Note payable dated September 23, 2009	—	300,000	Refinanced as convertible debt
Total notes payable-long term	$—	$311,018
Long-term convertible notes payable:
Notes payable due September 20, 2013	$150,000	$—	Newly issued–see detail below.
Long-term convertible notes payable - related party:
Notes payable due September 20, 2013	$350,000	$—	Newly issued–see detail below.

Pursuant to a March 19, 2009 renewal of a $600,000 promissory note issued to an individual investor, the Company agreed to issue 11,111 shares of its common stock to the lender for each month or portion thereof that the principal amount of the loan remained outstanding. The note was retired on March 26, 2010. On the renewal date, it was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new convertible promissory note was greater than 10% higher than the present value of the cash flows under the original note. Accordingly, the value of the shares issued pursuant to this arrangement was recorded as debt extinguishment expense. Debt extinguishment expense related to this promissory note of $0, $11,111 and $66,666 was recorded for the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011, respectively.

On June 11, 2010, the Company closed on the sale of $885,000 of unsecured promissory notes (the “June 2010 Notes”) in a private placement. Each June 2010 Note bore interest payable in warrants to purchase shares of the Company’s common stock during the first 30 days of their terms. On July 12, 2010, 680,770 warrants valued using the Black-Scholes pricing model at $1.51 per share were issued. Following the initial 30 days of their terms, each June 2010 Note bore interest at 6% annually, payable in cash at maturity. On August 2, 2010, holders of $808,982 of the June 2010 Notes tendered their notes as payment of the exercise price of warrants pursuant to the Company’s 2010 warrant tender offering (see Note 12(g)). On February 4, 2011, the Company repaid a $65,000 June 2010 Note. The Company recorded interest expense of $1,027,962 related to the warrants for the year ended December 31, 2010. Cash interest expense of $456 and $5,614 was recorded for the years ended December 31, 2011 and 2010, respectively.

On September 23, 2009, the Company borrowed $300,000 from Mr. Petersen, pursuant to a secured promissory note. As consideration for the loan, the Company agreed to issue 3,333 shares of its common stock for each month or portion thereof that the principal amount of the promissory note remained outstanding. In addition, in lieu of cash interest, the Company agreed to issue 1,998 shares of its common stock to the lender for each month or portion thereof that the principal amount of the promissory note remained outstanding. Pursuant to this consideration arrangement, the Company issued 20,000 shares valued at $27,000 to the guarantor when the note was issued, representing consideration for the period from September 23,2009 though March 23, 2010, and issued 70,632 shares valued at $95,351 on February 8, 2011, representing consideration for the period from March 23, 2010 through that date. Interest expense related to the guarantor stock consideration and interest payments of $10,497, $85,701 and $122,351 was recorded for the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011, respectively.

On February 8, 2011, the Company refinanced the $300,000 promissory note with Mr. Petersen. The replacement note bears interest at 6.0% per year, matures on August 8, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share. The Company may prepay the note at any time with 30-days’ notice, during which time Mr. Petersen may exercise his conversion rights under the terms of the convertible note. The convertible note provides Mr. Petersen with a subordinated security interest in the Company’s assets. Other than the convertible feature of the promissory note, no other stock or other consideration was issued or will be accrued. Interest expense related to the convertible note of $16,300 was recorded for the year ended December 31, 2011.

On February 10, 2011, the Company issued a $65,698 unsecured convertible promissory note to a service provider in settlement of a $65,698 payable. The unsecured promissory note bears interest at 6.0% per year, matures on August 10, 2012, and is convertible into shares of the Company’s common stock at $1.30 per share. Interest is payable in cash at the end of each calendar quarter. The Company may prepay the note at any time with 30-days’ notice, during which time the holder may exercise its conversion rights under the terms of the convertible note. Interest expense related to the convertible promissory note of $3,548 was recorded for the year ended December 31, 2011.

On February 11, 2011, the Company refinanced an $11,018 June 2010 Note with an individual lender. The unsecured replacement note bears interest at 6.0% per year, matures on August 11, 2012 and is convertible into shares of the Company’s common stock at $1.30 per share. The Company may prepay the note at any time with 30-days notice, during which time the lender may exercise her conversion rights under the terms of the convertible note. It was determined that the note refinancing was a substantial modification of the terms of the note, as it included a conversion feature that was deemed to be substantive. Other than the convertible feature of the promissory note, no other stock or other consideration was issued or will be accrued. Interest expense related to the replacement note of $593 was recorded for the year ended December 31, 2011.

On June 1, 2011, the Company borrowed $90,628 pursuant to an unsecured insurance policy financing agreement. The financing agreement is payable in 11 monthly installments of $8,372 per month and bears interest at 3.2% per year.

Between June 29, 2011 and December 9, 2011, the Company held closings on $500,000 of a private placement of 10% secured, subordinated convertible notes (the “2011 Convertible Notes”). The notes bear interest at 10% per annum payable on the maturity date, mature on September 20, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share. Interest expense related to the 2011 Convertible Notes of $14,933 was recorded for the year ended December 31, 2011.

Between August 1 and December 1, 2011, the directors of the Company advanced a total of $42,558 to the Company to pay various expenses. On December 1, 2011, the Company issued convertible notes to the directors in settlement of these advances. The notes are unsecured, bear interest at 10% per year, mature on February 28, 2012, and are convertible into the Company’s common stock at $1.10 per share. On February 28, 2012, the directors agreed to extend the maturity dates to August 28, 2012.

On December 22, 2011, the Company borrowed a total of $80,000 from two individuals. The unsecured promissory notes bear interest at 10% per annum and mature on March 22, 2012. In addition, pursuant to the terms of one of the notes, the Company issued to the lender a five-year warrant to purchase 17,500 shares of the Company’s common stock at $1.30 per share. The $8,643 relative fair value of the warrants, computed using the Black-Scholes pricing model, was recorded as original issue discount, and is being amortized as interest expense over the term of the note. Interest expense related to the promissory notes of $1,602 was recorded for the year ended December 31, 2011.

The Company has provided equity consideration to certain lenders. See Note 12(f) for more information regarding the equity consideration issued. See Note 13 for information regarding related party transactions and loans.

(10)	Notes Payable - Bank

The following summarizes bank notes payable balances at December 31, 2011 and 2010, and the related activity during the year ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2011 Activity
Short-term note payable, bank:
Crown Bank note	$700,000	$900,000	Paid $200,000; amended loan so that $200,000 matures on March 31, 2012 and $500,000 matures on October 31, 2012
Central Bank line of credit	100,000	—	New credit line established May 12, 2011
Total short-term notes payable, bank	$800,000	$900,000

Long-term note payable, bank:
Central Bank note	$100,025	$100,025	Maturity extended to January 2013

Crown Bank Loans

The Company has a senior secured promissory note with Crown Bank (the “Crown Loan”) that is guaranteed by Mr. Davis and Mr. Reiling and is collateralized by all Company assets. Mr. Davis and Mr. Reiling have agreed to share their collateral interest in the Crown Loan with other secured parties who have collectively guaranteed or loaned to the Company loans totaling $1,700,025 (the Collateral Sharing Agreement”). The Crown Loan bears interest at the prime rate plus one percent, but never less than 6.00% (6.0% at both December 31, 2011 and 2010).

Pursuant to a loan extension effective on September 28, 2011, the principal balance of the Crown Loan was reduced from $900,000 to $700,000 following a $200,000 principal reduction payment on October 31, 2011. A second $200,000 principal reduction was made on March 30, 2012 (see Note 14), and the $500,000 balance is due on October 31, 2012.

Pursuant to a series of renewals of a promissory note with Crown Bank (see Note 9) occurring on March 19, 2009, March 28, 2010, April 28, 2010, June 25, 2010, April 15, 2011 and September 28, 2011, the Company issued shares of its common stock to Mr. Davis and Mr. Reiling as guarantors (see Note 13). The shares are issued pursuant to agreements made at the time of each renewal of the Crown Loan. The value of the shares issued pursuant to these arrangements was recorded as debt issuance cost and amortized over the terms of the loans. At each renewal, the terms of the modification, including the consideration given to guarantors, was evaluated to determine if the present value of the cash flows under the note was greater than 10% higher than the present value of the cash flows under the original note. If such a substantial modification of the terms of the note was made, the amortized debt issuance cost is recorded as debt extinguishment expense. If a substantial modification of the terms of the note did not occur, the amortized debt issuance cost is recorded as interest expense. During the years ended December 31, 2011 and 2010, the Company issued or accrued for issuance 381,838 and 308,886 shares of common stock, respectively, including 44,444 shares issued in 2010 that were accrued for issuance as of December 31, 2009. Interest expense of $0 and $130,000 and debt extinguishment expense of $360,680 and $425,254 related to the stock consideration was recorded during the years ended December 31, 2011 and 2010, respectively. In addition, bank fees totaling $27,000 and $5,000 were immediately expensed as debt extinguishment expense for the years ended December 31, 2011 and 2010, respectively.

Pursuant to a June 16, 2009 guarantee of a $100,000 Crown Bank loan to the Company, an individual guarantor was issued 6,666 shares of common stock and interest expense of $9,533 was recorded related to the guarantee during the year ended December 31, 2010.

Central Bank Loans

The Company has an unsecured promissory note for $100,025 with Central Bank. On May 12, 2011, the Company also established a $100,000 line of credit with Central Bank (referred to together with the unsecured promissory note as the “Central Loans”), which is scheduled to expire on May 12, 2012. The Central Loans bear interest at the prime rate plus one percent, with a minimum annual rate of 6.0% (6.0% at both December 31, 2011 and 2010), and are guaranteed by an individual guarantor, who participates in the Collateral Sharing Agreement. On January 17, 2012, the maturity date of the Central Bank note was extended to January 17, 2013 (see Note 14), and the minimum interest rate was reduced to 5.0%.

The Company provides consideration to the guarantor of the Central Loans in the form of shares of its common stock. During the years ended December 31, 2011 and 2010, the Company accrued for issuance 24,632 and 13,333 shares, respectively. The shares are issued pursuant to agreements made at the time of each renewal of the Central Loans. On the date of each renewal, the Company evaluates whether the present value of the cash flows under the renewal is greater than 10% higher than the present value of the cash flows under the original note. If such a substantial modification of the terms of the note was made, the amortized debt issuance cost is recorded as debt extinguishment expense. If a substantial modification of the terms of the note did not occur, the amortized debt issuance cost is recorded as interest expense. The Company recorded debt extinguishment expense of $12,518 and $0 and interest expense of $7,148 and $17,779 related to the Central Loans guarantor shares for the years ended December 31, 2011 and 2010, respectively.

(11)	Future Maturities of Long-term Debt

Future maturities of long-term notes for the years succeeding December 31, 2011 are as follows:

Year	Notes Payable- Bank	Convertible Notes Payable	Convertible Notes Payable- Related Party	Total
2012	$—	$—	$—	$—
2013	100,025	150,000	350,000	600,025
Total	$100,025	$150,000	$350,000	$600,025

(12)	Shareholders’ Equity (Deficit)

(a)	Common stock issued related to formation and licensing activities

The Company issued 300,000 shares to Clinical Network Inc. in July 2001. In connection with the Company’s license agreements with CS Medical and Profile, the Company issued 300,000 and 400,000 shares of common stock in 2001 and 2002, respectively.

(b)	Common Stock and Warrants issued related to Merger

On the April 5, 2004 date of the Merger (see Note 1(a)), all 1,050,300 shares of common stock of PUC that were outstanding immediately prior to the Merger and held by PUC shareholders were cancelled, with one share of PUC common stock issued to Global. Simultaneously, the non-dissenting former shareholders of 960,300 shares of PUC common stock received an aggregate of 960,300 shares of common stock of Global, representing approximately 82.1% of Global’s common stock outstanding immediately after the Merger. Original shareholders of Global received 209,700 shares. The Company also repurchased 90,000 shares with respect to which dissenters’ rights were exercised for an aggregate purchase of $750,000.

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

(c)	Common Stock and Warrants issued related to Private Placements

Between June, 2002 and December 31, 2009, the Company completed numerous private placements of common stock and units consisting of common stock and warrants to acquire common stock pursuant to Rule 506 of the Securities Act. During this period, the Company issued a total of 424,327 shares of common stock and 103,275 warrants, and realized gross proceeds from these placements totaling $6.1 million.

On September 28, 2010, the Company entered into a $3.125 million Securities Purchase Agreement (“SPA”) with Seaside 88, LP (“Seaside”). Concurrent with the execution of the SPA, the Company closed on an $875,000 first tranche of the funding, selling 1,400,000 unregistered shares of its common stock to Seaside at $0.625 per share. Net proceeds to the Company, after cash expenses of $140,382, were $734,618.

Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six tranches:

-$750,000 within 30 days following FDA clearance of the Company’s ProUroScan System,

-$1.5 million provided in five subsequent closings of $300,000 in 30-day increments following the previous closing.

At each of the future closings, the Company will sell unregistered shares of its common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share below which the parties are not obligated to close. The Company also issued 20,000 shares of its common stock to a placement agent upon the closing of the SPA. Seaside is not obligated to provide funding under the SPA to the extent that, as a result of such funding, Seaside’s ownership percentage of ProUroCare Medical would exceed 9.9%. As of March 31, 2012, Seaside held approximately 8.1% of our outstanding stock.

(d)	Common stock and warrants issued pursuant to the 2007 and 2008 Private Placements, the 2008 Unit Put Arrangement and the 2009 Public Offering

•	Between December 27, 2007 and July 30, 2008, the Company closed on the sale of an aggregate $2,000,000 of units under its 2007 and 2008 Private Placements (see Note 1(a)), At the closings, the Company issued warrants to purchase a total of 400,000 shares of common stock to the investors. The exercise price of the warrants was set upon the January 7, 2009 effective date of the 2009 Public Offering at $0.50 per share (based on 50 % of the offering price) and will remain exercisable until December 31, 2012. On the January 12, 2009 closing date of the 2009 Public Offering (see Note 1(a)), the $1,757,500 aggregate amount of notes from the 2007 and 2008 Private Placements, along with $162,974 of interest accrued thereon, automatically converted into 2,743,535 units identical to those sold in the 2009 Public Offering (based on 70% of the offering price, or $0.70 per share). On the same date, a $142,500 promissory note issued to Mr. Davis, along with $14,908 of interest accrued thereon, automatically converted into 314,846 units identical to those sold in the 2009 Public Offering (based on 50% of the offering price, or $0.50 per share).

•	On September 16, 2008, the Company closed on the sale of $315,000 units consisting of put options and warrants, pursuant to the Company’s 2008 Unit Put Arrangement (see Note 1(a)). Between September 16, 2008 and December 11, 2008, pursuant to the Unit Purchase Agreement and the exercise of the put options, the Company issued an aggregate of $299,250 of convertible promissory notes and 93,500 warrants to purchase shares of its common stock at an exercise price of $1.00 per share, exercisable until December 31, 2012. On February 6, 2009, the promissory notes, along with $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock.

•	On January 7, 2009, the 2009 Public Offering was declared effective by the United States Securities and Exchange Commission, and January 12, 2009 the 2009 Public Offering was closed. In the offering, the Company sold 3,050,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share, resulting in net cash of $1,790,472 after costs of $1,259,528. As additional compensation pursuant to the 2009 Public Offering, the Company sold to the underwriter, Feltl & Company, for nominal consideration, a warrant (the “Underwriter’s Warrant”) to purchase up to 305,000 units. The Underwriter’s Warrant is exercisable until January 7, 2015 at $1.20 per share.

(e)	Common Stock and Warrants issued for services and liabilities

•	During the period from August 19, 1999 (inception) through December 31, 2009, the Company issued a total of 612,442 shares of its common stock and 106,865 warrants to acquire common stock to various service providers in payment of services provided and other liabilities, including the payment of directors’ fees. In total, these shares and warrants were used to pay for a total of $1,794,091 of expenses incurred during this period.

•	The Company’s directors have been paid their directors’ fee with shares of the Company’s common stock, in lieu of cash. During the years ended December 31, 2011 and 2010, a total of 100,187 and 33,679 shares of common stock valued at $88,000 and $53,666 were issued for directors’ fees, respectively

•	The Company issued 150,000 warrants to a consultant as consideration for services on June 21, 2011. The warrant vested as to 100,000 shares immediately, as to 16,666 shares each on September 22, 2011 and October 22, 2011, and as to 16,667 shares on November 22, 2011. The fair value of the warrant was estimated on the date of issuance and re-measured on the vesting dates of the warrant using the Black-Scholes pricing model. The $116,334 fair value of the warrants was recorded as a general and administrative expense over the six-month term of the consulting agreement.

•	On March 22, 2011, the Company issued 76,932 shares of common stock plus 20,000 three-year warrants (immediately exercisable) to acquire its common stock at $1.95 per share to a service provider in lieu of cash as payment for $100,000 of accounts payable.

•	On June 3, 2011, the Company issued 11,112 shares of common stock valued at $12,000 to David Koenig, a director, in lieu of cash for consulting fees.

•	On December 1, 2011, the Company issued 23,182 shares of its common stock to director Lawrence Getlin in lieu of cash for $25,500 of consulting fees.

(f)	Common Stock and Warrants issued pursuant to loans and loan guarantees

The Company issues stock, warrants, and convertible debt to various lenders and loan guarantors in consideration for their making or guaranteeing certain loans to the Company. Depending on the terms, cash flows, and other characteristics of the each loan or loan renewal, consideration paid in the form of stock, warrants, and convertible debt is recorded as debt issuance cost or original issue discount, and amortized over the corresponding term of each loan as either interest expense or debt extinguishment expense. During the period from August 19, 1999 (inception) through December 31, 2009, the Company issued or accrued for issuance a total of 539,092 shares of common stock, 477,385 warrants, and $733,334 of convertible debt in consideration for loans and guarantees. On January 7, 2009, upon the effective date of the 2009 Public Offering, the $733,334 of convertible debt and $143,815 interest accrued thereon was converted into 292,384 shares of common stock pursuant to the debt terms. The interest expense and debt extinguishment expense recorded during this period related to the stock and warrants were $2,402,995 and $554,074, respectively. As of December 31, 2009, $27,383 of unamortized debt issuance cost related to stock issued as consideration for loan guarantees remained.

•	Pursuant to a March 19, 2009, renewal of a $600,000 promissory note issued to an individual investor, the Company issued 22,222 shares earned in 2010 along with 44,444 shares earned in 2009 to the lender on March 26, 2010 (see Note 9).

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

•	Pursuant to a series of renewals of a promissory note with Crown Bank occurring on March 19, 2009, March 28, 2010, April 28, 2010, June 25, 2010, April 15, 2011 and September 28, 2011, the Company issued shares of its common stock to Mr. Davis and Mr. Reiling as guarantors (see Note 9) . During the years ended December 31, 2011 and 2010, the Company issued or accrued for issuance 381,838 and 415,720 shares of common stock with a fair value of $434,234 and $415,720, respectively, including 44,444 shares valued at $22,222 issued in 2010 that were accrued for issuance as of December 31, 2009.

•	Pursuant to a June 16, 2009 guarantee of a $100,000 Crown Bank loan to the Company (see Note 9), an individual guarantor was issued 6,666 shares of common stock during the year ended December 31, 2010.

•	On September 21, 2009, Mr. Davis provided a $243,000 loan to the Company (see Note 9). On August 2, 2010, Mr. Davis applied the principal amount of the loan to the exercise of warrants in the Company’s 2010 warrant tender offering (see Note 12(g)). Pursuant to guarantee consideration and interest arrangements, the Company issued 31,302 shares to Mr. Davis on July 12, 2010.

•	Pursuant to a September 23, 2009 guarantee of a $100,025 bank loan (see Note 10) and the January 11, 2011 renewal thereof, the Company issued 17,778 shares of common stock with a fair value of $21,667 and accrued for issuance a further 6,666 shares valued at $6,666 during the year ended December 31, 2011. All accrued shares will be issued upon repayment or renewal of the loan.

•	Pursuant to a $300,000 loan from Mr. Petersen made on September 23, 2009, the Company issued 70,632 shares of common stock for consideration and interest during the year ended December 31, 2011 (see Note 9). On February 8, 2011, the Company refinanced the loan, issuing a $300,000 convertible promissory note to the lender. The new convertible promissory note does not provide for stock-based consideration or interest.

•	Pursuant to the June 11, 2010, closing on the sale of $885,000 of June 2010 Notes, the Company issued 680,770 warrants on July 12, 2010 (see Note 9).

•	On May 12, 2011, as consideration to a guarantor for providing a guarantee for the Company’s $100,000 line of credit with Central Bank (see Note 10), the Company issued 8,475 shares of its common stock with a fair value of $5,000 and is accruing for issuance 1,412.5 shares of its common stock valued at $833 for each month or portion thereof that the principal amount of the loan remains outstanding after November 12, 2011. As of December 31, 2011, 2,824 shares were accrued for issuance. All accrued shares will be issued upon repayment of the loan.

•	Pursuant to a December 22, 2011 loan of $40,000 from an investor, we issued 17,500 five-year warrants to purchase shares of our common stock at $1.30 per share (see Note 9).

(g)	Replacement Warrants

During each of the years ended December 31, 2009 and 2010, the Company completed a tender offer to holders of certain outstanding warrants to provide additional consideration for the exercise of such warrants. Pursuant to the offers, the Company temporarily modified the terms of certain outstanding warrants so that each holder who tendered them for early exercise received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of the Company’s common stock at an exercise price of $1.30 per share (the “Replacement Warrants”).

On November 6, 2009, warrants to purchase 1,244,829 shares of common stock were tendered resulting in gross proceeds to the Company of $1,618,278, including the cancellation of a $26,000 loan from a director and $11,250 of directors’ fees owed to another director in lieu of cash payments for the exercise of a portion the warrants they exercised. Upon the closing of the tender offer, the Company issued 1,244,829 shares of common stock and 1,244,829 2009 Replacement Warrants. The $1,356,864 fair value of the Replacement Warrants as determined using the Black-Scholes pricing model was expensed with an offsetting entry to additional paid-in capital. The $1,618,278 purchase price of the stock issued pursuant to the warrant exercise, less the $171,865 expenses of the offering was recorded as capital stock and additional paid-in capital

On August 2, 2010, warrants to purchase 1,007,529 shares of common stock were tendered by warrant holders and accepted by the Company. Holders of 809,217 warrants paid for their warrant exercise by the cancellation of $1,051,982 of amounts due to them pursuant to promissory notes from the Company (see Note 9). Warrants to purchase 198,312 shares of common stock were exercised for cash, resulting in gross proceeds to the Company of approximately $257,741. Upon the closing of the tender offer, the Company issued 1,007,529 shares of common stock and 1,007,529 Replacement Warrants. The $1,309,787 purchase price of the stock issued pursuant to the warrant exercise, less the $92,377 expenses of the offering was recorded as capital stock and additional paid-in capital. The 1,007,529 Replacement Warrants issued, valued at $1,370,239, were recorded as incentive for early warrant exercise expense in other expenses on the consolidated statement of operations during the year ended December 31, 2011. The fair value of the warrants was estimated on the August 2, 2010 closing date using the Black-Scholes pricing model, calculated using the following assumptions: a risk-free rate of 0.85%, a three year expected life, expected volatility of 128.3% and no expected dividends.

The incentive for early warrant exercise was recorded as other expense rather than as an operating expense, as the Company does not consider this to be a normal part of its operations.

(h)	Warrant Exercises

The Company issued 21,398 and 279,870 shares of common stock to certain warrant holders and realized proceeds of $0 (cashless exercise) and $344,631 upon their exercise of warrants during the years ended December 31, 2011 and 2010, respectively. No warrants were exercised prior to January 1, 2010.

(i)	Warrants summary

Warrant activity was as follows for the years ended December 31:

	Warrants		Weighted-Average Exercise Price
	2011	2010	2011	2010
Outstanding, January 1	7,830,718	7,386,559	$1.33	$1.47
Granted	187,500	2,209,472	1.37	1.36
Exercised	(70,000)	(1,668,572)	1.75	1.41
Expired	(44,625)	(123,741)	2.48	8.64
Outstanding, December 31	7,903,593	7,803,718	$1.33	$1.33

The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model (see Note 1(j)). Stock-based compensation cost related to warrants issued to directors (in lieu of stock options) was $0, $0 and $12,075 for the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011, respectively. The table above excludes 305,000 warrants that will be issued as part of Units to be delivered upon exercise of 305,000 underwriter’s warrants originally issued pursuant to the 2009 Public Offering (see Note 12(d)).

(j)	Stock Options

Stock Option Plans

In April 2002, the Company’s Board of Directors (the “Board”) passed a resolution adopting the ProUroCare Medical Inc. 2002 Stock Plan (the “2002 Plan”), reserving 150,000 shares of the Company’s common stock for issuance.

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

•	During the period from August 17, 1999 (inception) to December 31, 2009, the Company issued a total of 989,500 options to its employees, directors, and consultants, and recognized stock-based compensation expense of $2,122,645.

•	On March 1, 2010, the Company issued 10,374 nonqualified stock options to each of Mr. Davis and Mr. Chambers, upon their appointment to the Board. The options were valued at $1.97 per share, and vest ratably over a 24-month period through March 1, 2012. These options are exercisable at $2.41 per share through March 1, 2017. The Company expensed $20,472 and $15,354 related to these options during the years ended December 31, 2011 and 2010, respectively.

•	On August 10, 2010, the Company issued an aggregate 72,675 non-qualified stock options (immediately exercisable) to its non-employee directors pursuant to its standard annual option award program, upon their re-election to the Board. The options are fully vested and exercisable for a period of seven years at an exercise price of $1.72 per share. The options were valued at $1.33 per share using the Black-Scholes pricing model and $96,658 was immediately expensed as general and administrative expense during the year ended December 31, 2010.

•	On May 3, 2011, the Company issued a total of 240,000 stock options to its executives. The options were valued at $0.78 per share, and are exercisable for a seven-year period at fair value of $0.975 per share. The options will vest in the percentages indicated below upon achievement of the following objectives:

•	Within seven months of the Company’s receipt of FDA clearance to sell the ProUroScan System with a single-use probe in the U.S. -

-	30% vesting - the raising of $5 million in new funding

-	30% vesting - the execution of a corporate partner agreement

-	15% vesting - the filing of three new patent applications

•	Within nine months of the Company’s receipt of FDA clearance to sell the ProUroScan System with a multiple-use probe in the U.S. -

-	25% vesting - $500,000 in sales

At the end of each reporting period, management estimates the likelihood and timing of the successful completion of each of the performance events in order to provide an estimate of the number of shares that will vest, which are expensed over the estimated vesting period. The company recorded general and administrative expense of $94,247 related to these options during the year ended December 31, 2011.

•	On June 27, 2011, the Company issued non-qualified options to purchase 2,265 shares of the Company’s common stock to a director upon his election to its Board. The options were valued at $0.68 per share, vest over a one-year period, and are exercisable for a seven-year period at $0.92 per share. The Company recorded general and administrative expense of $771 related to these options during the year ended December 31, 2011.

•	On August 9, 2011, the Company issued a total of 172,416 non-qualified stock options to its six non-employee directors (28,736 each) pursuant to its standard annual option award program, upon their re-election to the Board. The options are exercisable for a period of seven years at an exercise price of $0.87 per share, and vest ratably over 12 months. The options were valued at $0.68 per share using the Black-Scholes pricing model and will be expensed on a straight-line basis over the vesting period. The Company recorded general and administrative expense of $38,503 related to these options during the year ended December 31, 2011.

(k)	Stock options summary

Stock option activity was as follows for the years ended December 31:

	Options		Weighted-Average Exercise Price
	2011	2010	2011	2010
Outstanding, January 1	933,923	840,500	$2.90	$3.01
Granted	414,681	93,423	0.93	1.87
Exercised	—	—	—	—
Forfeited/Expired	5,000	—	7.50	—
Outstanding, December 31	1,343,604	933,923	$2.27	$2.90

Exercisable, December 31	636,633	517,635	$3.46	$3.97

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Vested or Expected to Vest			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$0.85-$1.25	815,181	$0.96	5.29	430,772	$0.97
$1.50 - $1.72	392,675	$1.54	4.91	72,675	$1.72
$2.41-$2.90	23,748	$2.47	4.83	21,186	$2.48
$5.00-$7.50	13,000	$5.46	4.24	13,000	$5.46
$11.33	51,000	$11.33	0.26	51,000	$11.33
$20.00	48,000	$20	0.21	48,000	$20.00
	1,343,604	$2.27	4.79	636,633	$3.46

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2011 was $70,679 and $41,958, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2010 was $86,350 and $80,683, respectively. The average fair value of each option granted during the years ended December 31, 2011 and 2010, and the period from August 17, 1999 (inception) to December 31, 2011, as determined using the Black-Scholes pricing model (see Note 1(i)) was $0.73, $1.31, and $1.81, respectively. The total fair value of options that vested during the years ended December 31, 2011 and 2010 was $72,366 and $196,117, respectively.

(13)	Related Parties

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties. During the years ended December 31, 2011 and 2010, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

On March 1, 2010, the Board awarded $12,000 to director David Koenig in recognition of his years of service as corporate secretary. In addition, Mr. Koenig was engaged by the Board as a paid consultant to the Company to assist management with corporate financing. In this role, Mr. Koenig was paid $4,000 per month from March to December 2010.

On June 11, 2010, the Company sold to William Reiling, a beneficial owner of greater than five percent of its common stock, and directors Mr. Koenig, James Davis, and Robert Rudelius a total of $403,000 of June 2010 Notes (see Note 9). Pursuant to the terms of the June 2010 Notes, on July 11, 2010 the Company issued as interest an aggregate 310,000 three-year warrants to acquire its common stock at $1.30 per share to Messrs. Reiling, Koenig, Davis, and Rudelius. On August 2, 2010, all of these notes were used as payment for the exercise of an aggregate 310,000 warrants pursuant to the Company’s 2010 Warrant Tender Offer.

On July 12, 2010, the Company issued 31,302 shares of common stock as consideration and interest to Mr. Davis pursuant to a September 21, 2009, $243,000 promissory note. The shares were valued at $44,605 based on the fair market value on the date of the loan. On August 2, 2010, Mr. Davis used the promissory note as payment for the exercise of an aggregate 186,923 warrants pursuant to the Company’s Replacement Warrant offering.

On February 8, 2011, the Company issued 70,632 shares to Jack Petersen, a beneficial owner of greater than five percent of its common stock, as consideration and for interest earned through that date pursuant to the terms of his $300,000 promissory note and consideration agreement with the Company (see Note 9).

On June 3, 2011, the Company issued 11,112 shares of common stock to Mr. Koenig in lieu of cash for $12,000 of consulting fees.

On December 1, 2011, the Company issued a total of $42,558 in convertible notes to the Company’s directors in settlement of cash advances they made to the Company between August 1, 2012 and December 1, 2012 (see Note 9).

On December 1, 2011, the Company issued 23,182 shares of its common stock to director Lawrence Getlin in lieu of cash for $25,500 of consulting fees.

The Company provides consideration in the form of shares of its common stock to Messrs. Davis and Reiling (together, the “Guarantors”) as Guarantors of the Crown Bank promissory note (see Note 10). During the years ended December 31, 2011 and 2010, each Guarantor was issued 113,333 and 176,655 shares under these consideration arrangements valued at $141,083 and $230,082, respectively. In addition, as of December 31, 2011, 77,586 shares valued at $76,034 were accrued to be issued to each guarantor for the guarantee period from September 29, 2011 through March 31, 2012. Pursuant to compensation letter agreements dated October 11, 2011, the Guarantors each agreed to continue their guarantees of the Crown Bank loan through October 31, 2012. The Company also agreed to issue 75,000 shares to each guarantor if they were called upon to provide funds to make a scheduled March 30, 2012 principal reduction of the Crown Bank loan. For the period from April 1, 2012 through October 31, 2012, the Company agreed to pay consideration to the Guarantors at the end of the loan term based on the amount of the loan principal remaining outstanding each month plus the amount that each Guarantor was required to invest in the convertible notes. On March 30, 2012, the consideration agreement was amended pursuant to the retirement of $200,000 of principal of the Crown Bank promissory note (see Note 14).

Between June 29, 2011 and December 9, 2011, the Company held closings on the 2011 Convertible Notes (see Note 9). The notes bear interest at 10% per annum payable on the maturity date, mature on September 20, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share. Related party participation in the closings included directors Mr. Davis ($150,000) and Mr. Getlin ($25,000), the spouse of director Scott Smith ($25,000), Mr. Reiling ($100,000) and Mr. Petersen ($50,000).

The Company issued an aggregate of 100,187 and 33,679 shares of its common stock to its directors as payment for $88,000 and $53,666 of directors fees during the years ended December 31, 2011 and 2010, respectively, in lieu of cash.

As detailed above, from time to time certain related parties have made loans to the Company or provide guarantees of the Company’s debt, for which the Company has paid interest and other consideration in the form of cash, warrants, or common stock. This consideration is expensed as either related interest expense or related party debt extinguishment expense, depending on the characteristics of each loan. In total, amounts expensed for related party interest and related party debt extinguishment costs were $27,440 and $360,680, respectively, during the year ended December 31, 2011, $646,826 and $285,721, respectively, during the year ended December 31, 2010, and $2,333,489 and $1,069,263, respectively, during the period from August 17, 1999 (inception) to December 31, 2011.

(14)	Subsequent Events

On January 17, 2012, the Company renewed its $100,025 Central Bank loan. The renewed loan matures on January 17, 2013, and bears interest at the prime rate plus one percent, with a minimum annual rate of 5.0%. Pursuant to agreements with the guarantor of this loan, the Company issued 6,666 shares of common stock relating to the guarantee period from July 17, 2011 through January 17, 2012 and 9,088 shares for the period from January 17, 2012 through July 17, 2012. The Company will continue to accrue for issuance 1,515 shares per month for each month the bank loan remains outstanding after July 17, 2012. All accrued shares will be issued upon repayment or renewal of the loan. The $8,179 value of the 9,088 shares issued for the period from January 17, 2012 through July 17, 2012 was recorded as debt issuance cost and is being amortized over that period.

Between February 1, 2012 and March 16, 2012, the Company closed on a total of $60,000 in a private placement of unsecured convertible notes. The notes bears interest at 10% per annum payable on the maturity date, mature on January 31, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share. Of this amount, $40,000 was received in cash, and $20,000 was funded by the reduction of an outstanding note payable, which will be accounted for a a modification of debt.

On March 16, 2012, the Company issued an aggregate of 27,450 shares of its commons stock to directors David Koenig and Larry Getlin in lieu of cash for $27,450 of consulting fees.

On March 22, 2012, the Company amended the terms of a $20,000 promissory note with an individual lender to extend the maturity date of the note to May 22, 2012. The extension will be accounted for as a debt modification. On that same date, the Company amended the terms of a $40,000 promissory note with an individual lender to extend the maturity date of the note to June 22, 2012. Pursuant to the original note terms, the Company will issue to the lender 10,000 five-year warrants to acquire its common stock at an exercise price of $1.30 per share for each month the note remains outstanding beyond the original March 22, 2012 maturity date. This debt extension will be accounted for as debt extinguishment.

On March 30, 2012, each Guarantor of the Crown Bank loan (see Notes 10 and 13) purchased $100,000 of the Company’s 10% Secured Convertible Subordinated Notes, with the proceeds being used to reduce the principal amount of the Crown Bank loan, and the Company issued 75,000 shares of common stock to each Guarantor pursuant to compensation agreements dated October 11, 2011. The notes mature on March 31, 2014, are collateralized by a subordinated interest in all of the Company’s assets, and the principal and accrued interest thereon are convertible into the Company’s common stock at $1.30 per share. On the same date, parties amended the original loan consideration agreements. Pursuant to the revised terms, 140,805 shares of common stock were issued to each Guarantor on March 30, 2012, representing the maximum number of shares to be earned for the seven month guarantee period. In turn, for each full month early that the Company is able to retire the principal amount of the Crown Loan, each Guarantors agreed to pay the Company $12,000, or a pro-rata portion thereof if partial reductions of the principal balance are made. The $295,691 fair market value of the shares on the issuance date was recorded as debt issuance cost and will be amortized over the term of the loan on a straight-line basis.

On March 30, 2012, each Guarantor of the Crown Bank loan (see Notes 10 and 13) purchased $100,000 of the Company’s 10% Secured Convertible Subordinated Notes, with the proceeds being used to reduce the principal amount of the Crown Bank loan, and the Company issued 75,000 shares of common stock to each Guarantor pursuant to compensation agreements dated October 11, 2011. The notes mature on March 31, 2014, are collateralized by a subordinated interest in all of the Company’s assets, and the principal and accrued interest thereon are convertible into the Company’s common stock at $1.30 per share. On the same date, parties amended the original loan consideration agreements. Pursuant to the revised terms, 140,805 shares of common stock were issued to each Guarantor on March 30, 2012, representing the maximum number of shares to be earned for the seven month guarantee period from April 1, 2012 to October 31, 2012. In turn, for each full month early that the Company is able to retire the principal amount of the Crown Loan, each Guarantors agreed to pay the Company $12,000, or a pro-rata portion thereof if partial reductions of the principal balance are made. The $295,691 fair market value of the shares on the issuance date was recorded as debt issuance cost and will be amortized over the term of the loan on a straight-line basis.

On April 12, 2012, the Company sold 100,000 shares of its common stock to an individual, accredited investor at $1.00 per share in a private offering. Pursuant to the terms of the private offering, the investor also received the right to purchase up to an additional 100,000 shares at $1.00 during the 60-day period beginning on the date that the Company sends the investor notice that FDA clearance of the ProUroScan prostate imaging system has been received by the Company.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

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

As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2011.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, it believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

On April 12, 2012, the Company sold 100,000 shares of its common stock to an individual, accredited investor at $1.00 per share in a private offering. Pursuant to the terms of the private offering, the investor also received the right to purchase up to an additional 100,000 shares at $1.00 during the 60-day period beginning on the date that the Company sends the investor notice that FDA clearance of the ProUroScan prostate imaging system has been received by the Company.

The sale of the securities described above was made in compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and the exemption from registration provided under Section 4(2) of the Securities Act. In qualifying for such exemption, the Company relied upon representations from the investor regarding their status as an “accredited investor” under Regulation D and the limited manner of the offering.

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

Name	Age	Position
Richard C. Carlson	60	Chief Executive Officer and Acting Chairman of the Board
Michael Chambers	57	Director
James L. Davis	67	Director
Lawrence W. Getlin	66	Director
David F. Koenig	71	Director
Robert J. Rudelius	56	Director
Scott E Smith	56	Director
Richard B. Thon	56	Chief Financial Officer

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

We believe Mr. Carlson’s extensive experience marketing urology products with American Medical Systems and Boston Scientific is invaluable in developing market strategies for the Company’s products.

Michael Chambers, JD, Ph.D., Director since 2010. Dr. Chambers currently serves as President and CEO of Swift Biotechnology, a company he co-founded in January 2010. Swift is commercializing early diagnostics for gynecological cancers through technology invented at the Mitchell Cancer Institute. From 1999 through 2005, Dr. Chambers served as President and CEO of InnoRx Pharmaceuticals, a privately-held company specializing in drugs and drug delivery systems for ophthalmic diseases that he helped establish. He is also "of Counsel" to the law firm of Cabaniss Johnston, based in Birmingham, Alabama. Dr. Chambers is a member of the Governance and Nominating Committee.

Dr. Chambers’ experience as an attorney, angel investor and medical products entrepreneur helps the Board address key issues it faces in intellectual property matters and global expansion opportunities.

James L. Davis, Director since 2010. Mr. Davis is the President of Davis & Associates, Inc. which he founded more than 30 years ago. Davis & Associates represents the leading edge lighting and controls manufacturers, providing lighting and controls solutions for customers in the upper Midwest. Mr. Davis is a member of the board of directors of Cachet Financial Solutions, a leading provider of remote deposit capture (RDC) solutions for financial institutions and their customers. Mr. Davis is a member of the Compensation Committee.

Mr. Davis brings to the Board extensive experience as a successful independent business owner and an active investor in entrepreneurial companies. He has served as Director on both private and public company Boards over the last 20 years.

Lawrence W. Getlin, JD, elected Director in June 2011. Mr. Getlin served as Senior Vice President of Corporate Compliance, Legal and Quality at American Medical Systems from June of 2006 to April of 2010, and previously as its Vice President of Regulatory, Clinical Affairs and Quality Systems for 15 years. Before joining American Medical Systems he directed U.S. and international regulatory approval programs and GMP compliance initiatives at the Pharmaseal Division of Baxter Healthcare for over 14 years. Mr. Getlin has contributed to the revised and restated AdvaMed Code of Ethics on Interactions with Health Care Professionals. He is currently a member of the St. Cloud State University Regulatory Affairs and Services and Applied Clinical Research Master of Science Industry Advisory Board. He is a member of the California State Bar Association, American Bar Association, Health Law Section and the Regulatory Affairs Professional Society (RAPS). Mr. Getlin is a member of the Governance and Nominating Committee.

Mr. Getlin has extensive experience in regulatory and clinical affairs and FDA compliance programs. We believe this experience and the relationships he has established within the FDA and in the medical device industry will be important to us as we pursue FDA clearances and establish the internal compliance programs required to enter the market.

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

Robert J. Rudelius, Director since 2007. Since 2001, Mr. Rudelius has been the Managing Director and CEO of Noble Ventures, LLC, a company he founded, providing advising and consulting services to early to mid-stage companies in the information technology, renewable energy and loyalty marketing fields. Robert has over 25 years of management consulting and business leadership experience. He is a founder of several business ventures, including Media DVX, Noble Logistics and Rovrr. Robert was President/COO of Control Data Systems, led McKinsey & Company’s UK and Japan IT practices and was a founding Managing Partner of AT&T Solutions. Mr. Rudelius is currently a member of the board of directors of Axogen Inc., a regenerative medicine company focused on the science, development and commercialization of technologies for peripheral nerve regeneration and reconstruction. Mr. Rudelius is the Chairman of the Governance and Nominating Committee and is a member of the Audit Committee.

Mr. Rudelius' experience launching several new ventures combined with 25 years of experience leading information technology companies and consulting on IT/systems matters for global companies provides a valued perspective to the Board.

Scott E Smith, Director since 2006. Mr. Smith currently serves as the Managing Director for Adams Harris, a consulting & professional services firm specializing in the areas of internal audit, accounting and finance, corporate tax, and technology process and controls; providing consulting, co-sourcing, out-sourcing, and project management solutions. From 2010 to 2011, Mr. Smith was a director of TableTrac, Inc. He was previously employed by F-2 Intelligence Group (“F2”), a company engaged in providing critical insights to multinational corporations and private equity clients on a broad range of strategic issues. From 2004 to 2008, Mr. Smith served as F2’s Regional Director of Sales for Private Equity, where he advised private equity firms on market and competitive intelligence issues. Prior to joining F2, Mr. Smith was employed by Arthur Andersen for 23 years and served the last 10 years as an audit partner. Mr. Smith is a Certified Public Accountant and a Certified Management Accountant. Mr. Smith is Chairman of the Audit Committee and a member of the Compensation Committee.

We believe Mr. Smith’s expertise gained through 23 years of experience in public accounting (including 10 years as an audit partner at Arthur Andersen) is invaluable to the Company. Mr. Smith provides leadership and guidance on the Company’s accounting and financial reporting issues.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require our directors, executive officers and holders of more than 10% of our common stock to file reports of stock ownership and changes in ownership with the Securities and Exchange Commission. Based on the Section 16 reports filed by our directors, executive officers and greater than 10% beneficial owners and written representations of our directors and executive officers, we believe there were no late or inaccurate filings for transactions occurring during 2011, except as follows:

Name	Number of Late Reports	Number of Transactions Reported Late
James Davis	2	2
David Koenig	1	1
Lawrence Getlin	2	1

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services rendered in all capacities by our Chief Executive Officer and Chief Financial Officer. There were no other executive officers or other individuals who earned more than $100,000 during 2011. The individuals named in the table will be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Position	Year	Salary	Bonus(3)	Option Awards (4)	All Other Compensa-tion (5)	Total
Richard Carlson(1)	2011	$199,200	$0	$117,000	$2,808	$318,008
Chief Executive Officer and Acting Chairman of the Board	2010	$174,600	$14,086	$0	$2,463	$191,149

Richard Thon(2)	2011	$133,015	$0	$70,200	$8,185	$211,400
Chief Financial Officer	2010	$133,015	$23,367	$0	$8,185	$164,567

_________________________
(1)	All compensation Mr. Carlson earned is related to his duties as an officer. Due to funding limitations, $40,000 of Mr. Carlson’s salary earned in 2011 was unpaid as of December 31, 2011.

(2)	Due to funding limitations, $27,711 of Mr. Thon’s salary earned in 2011 was unpaid as of December 31, 2011

(3)	Bonus amounts in 2010 represent amounts paid to our officers for additional income taxes they incurred when significant amounts of their salary earned in 2006 and 2007 were deferred to 2008 and 2010.

(4)	The amount in the Option Awards column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for stock options granted during the years ended December 31, 2011 and 2010, as determined using the Black-Scholes pricing model. See Notes 1(i) and 13(j) to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 and Notes 1(i) and 12(j) to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2011 for the material terms of stock option grants. The grant date fair values of options subject to performance conditions were determined assuming the highest achievement of the performance conditions.

(5)	Other compensation represents insurance premiums paid by us with respect to term life insurance and long-term care polices for the benefit of the executive. There is no cash surrender value associated with the policies.

Employment Agreements and Other Executive Compensation Matters

The Company has not entered into employment agreements with the executive officers. The 2011 annual salaries for Mr. Carlson and Mr. Thon were $199,200 and $133,015, respectively. No change to this rate of compensation has been made by the Company’s Compensation Committee for 2012. In addition, the Company pays $6,985 of annual premiums on an employer sponsored long term care insurance plan for Mr. Thon. On May 5, 2011, the Company entered into change of control agreements with Mr. Carlson and Mr. Thon. Under the terms of the change of control agreements, within a one-year period following a “change in control” of the Company, upon termination without cause, a material reduction in salary, unacceptable demotion or reduction in responsibilities or a relocation of more than 100 miles, each executive will receive as severance, six months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary), and immediate vesting of all unvested stock options.

On May 3, 2011, the Company established a bonus plan for its Chief Executive Officer, Richard Carlson and its Chief Financial Officer, Richard Thon. The plan has both cash and stock option components.

Under the cash component of the plan, Mr. Carlson and Mr. Thon will be paid cash awards of 25% and 15% of their base salary, respectively, upon achievement of specific Company and individual performance objectives. The plan allows the Company’s Compensation Committee to award, at its discretion, increased cash awards of up to 40% and 25% of base salaries to Mr. Carlson and Mr. Thon, respectively, based on over achievement of the performance objectives or reduced or no awards based on underachievement. The Company performance objectives and the percentage of the total cash bonus to be awarded for each are as follows:

-within seven months of the Company’s receipt of FDA clearance to sell the ProUroScan System with a single-use probe in the U.S.:

-	the raising of $5 million in new funding (including all funds raised after the date of the bonus plan and funds to be received from a corporate partner agreement) (25%)

-	the execution of a corporate partner agreement, to include $2 million of investment in the form of debt, equity or in-kind services (25%)

-	the filing of three new patent applications (15%)

-the achievement of $500,000 in sales within nine months of the Company’s receipt of FDA clearance to sell the ProUroScan System with a multiple-use probe in the U.S (20%)

-individual objectives (15%)

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

Under the stock option portion of the plan, the Company issued 150,000 and 90,000 seven-year stock options to acquire shares of the Company’s common stock at a price of $0.975 per share to Mr. Carlson and Mr. Thon, respectively. The performance vesting criteria of the options are disclosed in footnote (2) to the Outstanding Equity Awards table, below.

Outstanding Equity Awards at December 31, 2011

No stock options or stock-appreciation rights were exercised by our Named Executive Officers during 2011, and no stock appreciation rights were outstanding at the end of 2011. The table below sets forth outstanding but unexercised options of our Named Executive Officers as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date
Richard Carlson	10,000	—	—		$5.00	February 1, 2017
	70,000	—	—		$1.00	July 11, 2015
	100,000	—	—		$0.85	March 3, 2016
	—	—	150,000	(1)	$1.50	September 29, 2016
	—	—	150,000	(2)	$0.98	May 3, 2018

Richard Thon	3,000	—	—		$11.33	April 18, 2012
	35,000	—	—		$1.00	July 11, 2015
	45,000	—	—		$0.85	March 3, 2016
	—	—	60,000	(1)	$1.50	September 29, 2016
	—	—	90,000	(2)	$0.98	May 3, 2018

________________________

See Note  12(j) to the Consolidated Financial Statements for the year ended December 31, 2011 included in Part II, Item 8 in this Annual Report on Form 10-K for the material terms of stock option grants.

(1)	Equity Incentive Plan awards will vest upon the Company securing FDA market clearance of its ProUroScan System.

(2)	Equity Incentive Plan awards will vest according to performance vesting criteria, in the percentages indicated below upon achievement of the following objectives:

-within seven months of the Company’s receipt of FDA clearance to sell the ProUroScan System with a single-use probe in the U.S.:

-	the raising of $5 million in new funding (including all funds raised after the date of the bonus plan and funds to be received from a corporate partner agreement) (30%)

-	the execution of a corporate partner agreement, to include $2 million of investment in the form of debt, equity or in-kind services (30%)

-	the filing of three new patent applications (15%)

-the achievement of $500,000 in sales within nine months of the Company’s receipt of FDA clearance to sell the ProUroScan System with a multiple-use probe in the U.S (25%)

Director Compensation

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

In addition, non-employee directors receive non-qualified stock options upon election or appointment to the Board of Directors, and annually thereafter upon re-election to the Board of Directors by the Company’s shareholders, to purchase a number of shares equal to $25,000 divided by the then current stock price. On June 29, 2011, the Company granted 2,265 non-qualified stock options to Mr. Getlin upon his appointment to the Board of Directors. The options vest ratably over one year of service and are exercisable for a period of seven years at an exercise price of $0.92 per share. On August 10, 2011, the Company issued 28,736 non-qualified stock options to each of Messrs. Chambers, Davis, Getlin, Koenig, Smith and Rudelius upon their re-election to Board of Directors by the Company’s shareholders. The options vest ratably over one year of service, expire seven years from the date of issuance and are exercisable at $0.87 per share.

Directors are reimbursed for travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

The table below sets forth director compensation earned during 2011:

Name	Fees Earned or Paid in Cash(4)	Option Awards(5)	All Other Compensation (6)	Total
Michael Chambers	$12,000	$19,540	$0	$31,540
James Davis	$9,500	$19,540	$0	$29,040
Lawrence Getlin	$5,000	$21,080	$32,400	$58,480
David Koenig(1)	$13,000	$19,540	$42,000	$74,540
Scott Smith(2)	$18,000	$19,540	$0	$37,540
Robert Rudelius(3)	$15,500	$19,540	$0	$35,040

(1)	Chairman of the Compensation Committee.

(2)	Chairman of the Audit Committee.

(3)	Chairman of the Governance and Nominating Committee.

(4)	The Board of Directors elected to receive shares of our common stock in lieu of cash for directors’ fees for 2011. Shares issued in lieu of cash for directors’ fees for 2011 were as follows: Michael Chambers – 16,868; James Davis – 14,395; Lawrence Getlin – 4,546; David Koenig – 18,278; Scott Smith – 25,304: and Robert Rudelius – 20,796.

(5)	The amount in the Option Awards column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options granted during the years ended December 31, 2011 as determined using the Black-Scholes pricing model. See Note 12(j) to the Consolidated Financial Statements for the year ended December 31, 2011 included in Part II, Item 8 of this Annual Report on Form 10-K for the material terms of stock option grants. The annual stock option awards for each director upon their re-election to the Board of Directors by the Company’s shareholders were for 28,736 shares with a fair market value as determined on the date of grant using the Black-Scholes pricing model of $19,540. In addition, Mr. Getlin received 2,265 options valued at $1,540 upon his initial appointment to the Board of Directors. As of December 31, 2011, Mr. Chambers and Mr. Davis each held 53,645 stock options, Mr. Getlin held 31,001 stock options, Mr. Koenig held 96,271 stock options, and Mr. Smith and Mr. Rudelius each held 98,271 options.

(6)	All other compensation represents consulting fees earned by the respective directors. Of the amounts shown, Mr. Getlin received 23,182 shares of common stock and Mr. Koenig received 11,112 shares of common stock in lieu of $25,500 and $12,000 in cash, respectively.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2012, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. The definition of beneficial ownership includes shares over which a person has sole or shared voting power or dispositive power, whether or not a person has any economic interest in the shares. The definition also includes shares that a person has a right to acquire currently or within 60 days of April 1, 2012. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 6440 Flying Cloud Drive, Suite 101, Eden Prairie, MN 55344.

Name	Shares Beneficially Owned	Percent of Class
Richard C. Carlson(1)	180,850	1.1
Michael Chambers(2)	270,120	1.6
James L. Davis (3)	4,168,304	22.7
Lawrence W. Getlin(4)	83,768	*
David F. Koenig(5)	305,179	1.8
Robert J. Rudelius(6)	275,359	1.6
Scott E Smith(7)	315,695	1.9
Richard B. Thon(8)	83,000	*
All directors and officers as a group (8 total)(9)	5,682,275	29.7

William Reiling(10)(11)	1,517,558	8.7
Seaside 88, LP(12)(13)	1,382,900	8.1
Jack Petersen(14)(15)	1,126,698	6.4
Armen Sarvazyan(16)(17)	1,008,264	5.9
Michael Hanson(18)(19)	884,936	5.1

 ______________________________

*Less than one percent.

Footnotes (all references to “shares” refers to shares of the Company’s common stock):

(1)	Includes direct holdings of 850 shares and currently exercisable options to purchase 180,000 shares.

(2)	Includes direct holdings of 134,479 shares and options to purchase 46,046 shares that are currently exercisable or exercisable within 60 days, currently exercisable warrants to purchase 83,776 shares, and debt that is currently convertible into 5,819 shares.

(3)	Includes the following directly held shares and currently exercisable options, warrants, and convertible debt: 2,660,139 shares, options to purchase 46,046 shares that are currently exercisable or exercisable within 60 days, warrants to purchase 932,313 shares, and debt that is convertible into 203,164 shares. Shares beneficially owned include the following shares and currently exercisable warrants held by Davis & Associates Inc., 401K PSP, of which Mr. Davis has sole voting power: 94,964 shares and warrants to purchase 111,014 shares. Shares beneficially owned also include the following shares and currently exercisable warrants held by Davis & Associates Inc., of which Mr. Davis has sole voting power: 57,482 shares and warrants to purchase 63,182 shares.

(4)	Includes direct holdings of 36,178 shares, currently exercisable options to purchase 23,959 shares, and debt that is currently convertible into 23,959 shares.

(5)	Includes direct holdings of 181,826 shares, currently exercisable warrants to purchase 50,000 shares, currently exercisable options to purchase 39,087 shares, and debt that is currently convertible into 5,819 shares. Shares beneficially owned include the following shares: 1,875 shares held by Clinical Network Management Corp. and 26,572 shares held by Clinical Network, Inc. with respect to each of which Mr. Koenig is an officer and minority owner.

(6)	Includes direct holdings of 102,955 shares, warrants to purchase 43,986 shares, currently exercisable options to purchase 61,087 shares, and debt that is currently convertible into 5,819 shares. Also includes 34,756 shares and currently exercisable warrants to purchase 26,756 share of common stock held by Noble Ventures, of which Mr. Rudelius is an officer and the managing director.

(7)	Includes direct holdings of 160,083 shares, warrants to purchase 69,475 shares, currently exercisable options to purchase 61,067 shares, and debt that is currently convertible into 5,819 shares. Beneficial ownership includes convertible debt held by Mr. Smith’s spouse that is convertible into 19,231 shares.

(8)	Includes currently exercisable directly held options to purchase 83,000 shares.

(9)	Includes Messrs. Carlson, Chambers, Davis, Getlin, Koenig, Rudelius, Smith and Thon.

(10)	The address of Mr. Reiling is 4351 Gulf Shore Blvd. North, Unit 6 North, Naples, FL 34103.

(11)	Includes direct holdings of 1,106,080 shares, immediately exercisable warrants to purchase 257,631 shares, and debt that is currently convertible into 153,847 shares

(12)	The address of Seaside 88, LP is 750 Ocean Royale Way, Suite 805, Juno Beach, FL 33408.

(13)	Includes direct holdings of 1,382,900 shares.

(14)	The address of Mr. Petersen is 415 Knollwood Rd., Ridgewood, NJ 07450.

(15)	Includes direct holdings of 618,656 shares, currently exercisable warrants to purchase 238,810 shares, and debt that is currently convertible into 269,232 shares.

(16)	The address of Dr. Sarvazyan is 1753 Linvale Harbourton Rd., Lambertville, NJ 08530.

(17)	Includes direct holdings of 867,878 shares. Also includes 122,386 shares and currently exercisable warrants to purchase 18,000 shares held by Artann Laboratories Inc., of which Dr. Sarvazyan is an officer and minority owner.

(18)	The address of Mr. Hanson is 7624 Mississippi Lane, Brooklyn Park, MN 55444.

(19)	Includes direct holdings of 465,009 shares and currently exercisable warrants to purchase 419,927 shares.

Securities Authorized for Issuance under Equity Compensation Plans as of Last Year (December 31, 2011)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	1,343,604	$2.27	114,396
Equity compensation plans not approved by stockholders(2)	3,890,699	$1.38	--
Total	5,234,303	$1.61	114,396

___________________

(1)	Includes shares of our common stock issuable pursuant to options granted under our 2002, 2004 and 2009 Plans (as defined below).
(2)	Consists of warrants issued to vendors, consultants, lenders and loan guarantors.

The Board of Directors adopted the ProUroCare Inc. 2002 Stock Plan (the “2002 Plan”), the ProUroCare Inc. 2004 Stock Option Plan (the “2004 Plan”) and the ProUroCare Inc. 2009 Stock Plan (the “2009 Plan”) to provide a means by which our employees, directors, officers and consultants may be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. Under the three Plans, we are able to grant incentive and non-qualified options, stock appreciation rights, stock awards, restricted stock awards and performance shares. Incentive stock options granted under the Plans are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-qualified stock options granted under the Plans will not qualify as incentive stock options under the Code. The Compensation Committee of the Board of Directors determines the vesting provisions of stock-based awards under the Plans on a case-by-case basis. We utilize the fair-value method of accounting for these options. An aggregate of $198,303, $293,126 and $2,614,074 of stock-based compensation related to these options was recognized in the years ended December 31, 2011 and 2010, and the period from August 17, 1999 to December 31, 2011, respectively.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Between May 1, 2009 and September 16, 2009, James Davis, a beneficial owner of greater than five percent of our common stock (Mr. Davis became a director of the Company in March, 2010), made various payments for the benefit of the Company and provided us with certain cash advances totaling approximately $243,000. On September 21, 2009, we issued a promissory note for that amount to Mr. Davis (the “Davis Note”). Pursuant to the terms of the Davis Note, we issued to Mr. Davis 19,833 shares of common stock upon execution and 31,302 shares of common stock in July 2010, as consideration and in lieu of cash for interest. The combined total of 51,135 shares was valued at $72,867 based on the fair market value on the date of the loan. On August 2, 2010, Mr. Davis applied the Davis Note amount toward the exercise of 186,923 warrants in our 2010 Warrant Tender Offering.

We provide consideration in the form of shares of its common stock to Messrs. Davis and William Reiling, a beneficial owner of greater than five percent of the Company’s common stock, as guarantors of a $900,000 secured bank loan. During the years ended December 31, 2011 and 2010, each guarantor earned 152,126 and 132,221 shares under these consideration arrangements valued at $179,100 and $207,860, respectively. Pursuant to compensation letter agreements dated October 11, 2011, the guarantors each agreed to continue their guarantees of the bank loan through October 31, 2012. Under the terms of the letter agreements, we agreed to issue 77,586 shares to each guarantor as consideration for the guarantee period from September 29, 2011 through March 31, 2012. However, if the bank loan has not been retired by March 31, 2012, we agreed to double the monthly compensation formula during the guarantee period from April 1, 2012 through October 31, 2012. The guarantors also each agreed to purchase $100,000 of our 10% Secured Convertible Subordinated Notes on October 31, 2011 to facilitate a $200,000 principal reduction of the bank loan, and to purchase a second $100,000 of Notes on March 30, 2012 to facilitate a second $200,000 principal reduction. As an incentive to the Company to find alternative means to reduce the bank loan, we agreed to issue 75,000 shares of our commons stock to each guarantor if they were required to make the second $100,000 purchase of convertible notes. On March 30, 2012, the guarantors were called upon to each purchase $100,000 of the convertible notes, with the proceeds being used to reduce the principal amount of the Crown Bank loan, and the Company issued the 75,000 shares of common stock to each guarantor as agreed. The notes mature on March 31, 2014, are collateralized by a subordinated interest in all of the Company’s assets, and the principal and accrued interest thereon are convertible into the Company’s common stock at $1.30 per share. On the same date, parties amended the original loan consideration agreements. Pursuant to the revised terms, 140,805 shares of common stock were issued to each guarantor on March 30, 2012, representing the maximum number of shares to be earned for the seven month guarantee period from April 1, 2012 to October 31, 2012. In turn, for each full month early that the Company is able to retire the principal amount of the Crown Loan, each guarantor agreed to pay the Company $12,000, or a pro-rata portion thereof if partial reductions of the principal balance are made.

On March 1, 2010, our Board of Directors awarded $12,000 to director David Koenig in recognition of his years of service as corporate secretary. On the same date, Mr. Koenig was engaged by the Board as a paid consultant to the Company to assist management with corporate financing. In this role, Mr. Koenig is paid $4,000 per month.

On June 11, 2010, we closed on a private placement of $885,000 of unsecured promissory notes (the “2010 Private Placement”). Three directors participated in the 2010 Private Placement: Mr. Davis purchased $182,000 of the notes, Mr. Koenig purchased $65,000 of the notes and Robert Rudelius purchased $26,000 of the notes. During the first 30 days of the note term, each note bore interest payable in warrants to purchase shares of our common stock. For every $13,000 original principal amount of notes, warrant interest accrued at a rate of 333.333 shares of common stock per day, up to a maximum of 10,000 warrants per $13,000 of original principal amount of Notes. The warrants have an exercise price of $1.30 per share, a three-year term and are immediately exercisable. We may elect to redeem the warrants at any time after the last sales price of the Company’s common stock equals or exceeds $4.00 for 10 consecutive trading days. On August 2, 2010, the entire amount of the notes were used as payment for the exercise of 140,000, 50,000 and 20,000 warrants by Mr. Davis, Mr. Koenig and Mr. Rudelius, respectively, pursuant to our 2010 Warrant Tender Offer.

On February 8, 2011, we issued 70,632 shares to Jack Petersen, a beneficial owner of greater than five percent of the our common stock, as consideration and for interest earned through that date pursuant to the terms of his $300,000 promissory note and consideration agreement with us.

On June 3, 2011, we issued 11,112 shares of common stock to Mr. Koenig in lieu of cash for $12,000 of consulting fees.

On December 1, 2011, the Company issued a total of $42,558 in convertible notes to the Company’s directors in settlement of cash advances they made to the Company between August 1, 2012 and December 1, 2012. The notes are unsecured, bear interest at 10% per year, mature on February 28, 2012, and are convertible into the Company’s common stock at $1.10 per share.

On December 1, 2011, we issued 23,182 shares of its common stock to director Lawrence Getlin, a director of the Company, in lieu of cash for $25,500 of consulting fees.

Between June 29, 2011 and December 9, 2011, we held closings on private placement of convertible debt. Related party participation in the closings included directors Mr. Davis ($150,000) and Mr. Getlin ($25,000), the spouse of director Scott Smith ($25,000), Mr. Reiling ($100,000) and Mr. Petersen ($50,000). The notes bear interest at 10% per annum payable on the maturity date, mature on September 20, 2013, and the principal and accrued interest are convertible into shares of our common stock at a conversion price of $1.30 per share.

We issued an aggregate of 100,187 and 33,679 shares of our common stock to our directors as payment for $88,000 and $53,666 of directors fees during the years ended December 31, 2011 and 2010, respectively, in lieu of cash.

Director Independence

Each of Messrs. Chambers, Getlin, Koenig, Rudelius and Smith qualifies as an “independent director,” as such term is defined in Section 5000(a)(19) of the NASDAQ listing rules. As an executive officer of the Company, Mr. Carlson does not qualify as an “independent director.” Our Board has determined that due to his beneficial ownership of our securities, Mr. Davis does not qualify as independent.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP (“Baker Tilly Virchow Krause”) for professional services rendered for the years ended December 31, 2011 and 2010, respectively:

Fee Category	2011 Fees	2010 Fees
Audit Fees	$71,075	$77,190
Tax Fees	5,910	2,145
All Other Fees	-	10,060
Total Fees	$76,895	$89,395

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

Preapproval Policies

The policy of our Audit Committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimus exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Exchange Act. 100% of the fees paid to Baker Tilly Virchow Krause were pre-approved as aforesaid.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Baker Tilly Virchow Krause. Furthermore, no work of Baker Tilly Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Baker Tilly Virchow Krause.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Agreement of Merger and Reorganization by and among Global Internet Communications, Inc., GIC Acquisition Co., and ProUroCare Inc. dated April 5, 2004 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 20, 2004).
2.2	Articles of Merger relating to the merger of GIC Acquisition Co., then a wholly owned subsidiary of the registrant with and into ProUroCare Inc., as filed with the Minnesota Secretary of State on April 5, 2004 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 20, 2004).
3.1	Amended and Restated Articles of Incorporation of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 17, 2009).
3.2	Amended and Restated Bylaws of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB filed March 31, 2005).
4.1	Form of Warrant to acquire shares of common stock of ProUroCare Medical Inc. issued in favor of Roman Pauly (31,817 shares), dated October 24, 2008 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 6, 2006).
4.2	Form of Warrants to acquire an aggregate of 52,357 shares of common stock of ProUroCare Medical Inc. issued to the partners of Adron Holdings, LLC in connection with a $100,000 promissory note dated January 16, 2008 (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-KSB filed March 30, 2007).
4.3	Form of Warrant issued pursuant to the Company’s 2007 Private Placement dated December 27, 2007 (incorporated by reference to Exhibit 4.16 to Annual Report on Form 10-KSB filed March 31, 2008).
4.4	Warrant issued to James Davis dated December 27, 2007 (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-KSB filed March 31, 2008).
4.50	Form of Warrant issued pursuant to the Company’s 2008 Private Placement dated February 13, 2008 (incorporated by reference to Exhibit 4.18 to Annual Report on Form 10-KSB filed March 31, 2008).
4.6	Form of Warrants issued to William Reiling, James Davis, and the Phillips W. Smith Family Trust dated April 3, 2008 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed May 8, 2008).
4.7	Form of Origination Warrant issued pursuant to the Company’s Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1 filed September 19, 2008).
4.8	Form of Put Warrant issued pursuant to the Company’s exercise of its put right pursuant to the Unit Put Agreement dated September 16, 2008 (incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-1 filed September 19, 2008).
4.9	Warrant issued to James Davis dated September 25, 2008 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed October 23, 2008).
4.10	Form of Warrant issued to James Davis, Bruce Culver, William S. Reiling, and the Smith Family Trust, dated October 31, 2008 (incorporated by reference to Exhibit 4.25 to Amendment No. 1 to Registration Statement on Form S-1 filed November 10, 2008).
4.11	Form of Underwriters Warrant Agreement (incorporated by reference to Exhibit 4.26 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.12	Form of Warrants to acquire an aggregate of 20,000 shares of common stock of ProUroCare Medical Inc. issued in favor of Artann Laboratories and Vladimir Drits on April 16, 2007 (incorporated by reference to Exhibit 4.18 to Registration Statement Form S-4/A filed October 16, 2009).
4.13	Form of Warrants to purchase an aggregate of 7,295 shares of ProUroCare Medical Inc. common stock issued to Roman Pauly on October 24, 2008 and January 12, 2009 (incorporated by reference to Exhibit 4.19 to Registration Statement Form S-4/A filed October 16, 2009).
4.14	Warrant to purchase 28,656 shares of ProUroCare Medical Inc. common stock issued to the Phillips W. Smith Family Trust on January 20, 2009 (incorporated by reference to Exhibit 4.20 to Registration Statement Form S-4/A filed October 16, 2009).
4.15	Warrant to purchase 30,000 shares of ProUroCare Medical Inc. common stock issued to Kohnstamm Communications on August 6, 2009 (incorporated by reference to Exhibit 4.21 to Registration Statement Form S-4/A filed October 16, 2009).
4.16	Form of Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer (incorporated by reference to Exhibit 4.27 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).

4.17	Specimen Warrant (incorporated by reference to Exhibit 4.28 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.18	Form of Unit Certificate (incorporated by reference to Exhibit 4.29 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.19	Form of Unit Agreement between ProUroCare Medical Inc. and Interwest Transfer (incorporated by reference to Exhibit 4.30 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.20	First Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.3 to Registration Statement Form S-3 filed September 25, 2009).
4.21	Specimen Replacement Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement Form S-3 filed September 25, 2009).
4.22	Warrant to acquire 381,173 shares of ProUroCare Medical Inc. common stock issued in favor of the Phillips W. Smith Family Trust on March 26, 2010 (incorporated by reference to Exhibit 4.27 to Annual Report on Form 10-K filed March 31, 2010).
4.23	Form of warrant issued as interest under form of unsecured promissory note issued pursuant to June 11, 2010 $885,000 private placement (incorporated by reference to Exhibit 4.1 to Amended Current Report on Form 8-K/A filed June 25, 2010).
4.24	Second Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-4 filed July 2, 2010).
4.25	Specimen 2010 Replacement Warrant (incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-4 filed July 2, 2010).
4.26	Form of warrant issued to Lane Capital Markets, LLC dated September 30, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 5, 2010).
4.27	Warrant to acquire 17,500 shares of common stock issued in favor of Alisa Piazza dated December 22, 2011 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 28, 2011).
10.1 *	ProUroCare Medical Inc. Amended and Restated 2002 Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed March 31, 2008).
10.2 *	ProUroCare Medical Inc. Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed March 31, 2008).
10.3	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by James Davis dated October 10, 2007 (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-KSB filed March 31, 2008).
10.4	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by William Reiling dated October 10, 2007 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-KSB filed March 31, 2008).
10.5	Commercial Loan and Security Agreement with Crown Bank, executed October 31, 2007 and effective as of December 28, 2007 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-KSB filed March 31, 2008).
10.6 *	Form of Stock Option Agreement and Notice of Stock Option Grant for incentive stock options issued to Richard Carlson and Richard Thon on July 11, 2008 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 14, 2008).
10.7	License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2008).
10.8	Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 14, 2008).
10.9	Amendment No.1 of License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated December 19, 2008 (incorporated by reference to Exhibit 10.46 to Amendment No. 4 to Registration Statement on Form S-1 filed December 22, 2008).
10.10	Amendment No.1 to Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated December 19, 2008 (incorporated by reference to Exhibit 10.46 to Amendment No. 4 to Registration Statement on Form S-1 filed December 22, 2008).
10.11*	ProUroCare Medical Inc. 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 17, 2009)

10.12	Security Agreement dated September 23, 2009 between ProUroCare Medical Inc. and Bruce Johnson (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-4/A filed October 16, 2009).
10.13	Amendment No.2 to Development and Commercialization Agreement dated November 17, 2009 by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed March 31, 2010).
10.14	Modification/Amendment Agreement to Crown Bank Loans dated March 26, 2010 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 31, 2010).
10.15	Form of Promissory Note issued pursuant to the Company’s private placement of promissory notes on June 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed June 25, 2010).
10.16	$900,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010).
10.17	$100,000 Promissory Note dated June 28, 2010 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 2, 2010).
10.18	Form of Loan Guarantor Compensation Letter Agreement dated June 28, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 2, 2010).
10.19	Securities Purchase Agreement dated as of September 28, 2010 between ProUroCare Medical Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 29, 2010).
10.20	Promissory note dated January 17, 2011 issued in favor of Central Bank (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K filed February 15, 2011).
10.21	Convertible secured promissory note dated February 8, 2011 issued in favor of Jack Petersen (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed February 15, 2011).
10.22	Convertible unsecured promissory note dated February 10, 2011issued in favor of Maslon, Edelman, Borman & Brand LLP (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed February 15, 2011).
10.23	Modification/Amendment Agreement to Crown Bank Loan dated March 28, 2011 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 20111).
10.24	Form of Loan Guarantor Compensation Letter Agreement effective March 28, 2011 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 9, 2011).
10.25 *	Management bonus plan adopted May 3, 2011 (filed herewith).
10.26 *	Form of Change of Control Agreement between ProUroCare Medical Inc. and its Chief Executive Officer and Chief Financial Officer dated May 5, 2012 (filed herewith).
10.27	Line of credit agreement dated May 12, 2011 by and between ProUroCare Medical Inc. and Central Bank (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2011).
10.28	Form of 10% Secured, Subordinated Convertible Note issued pursuant to the Company’s private placement of promissory notes between June 29, 2011 and December 15, 2011 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 9, 2011).
10.29	$900,000 Promissory Note effective September 28, 2011 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 17, 2011).
10.30	Form of Loan Guarantor Compensation Letter Agreement dated October 11, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 17, 2011)
10.31	Amendment No. 2 to License Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc. dated November 15, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 17, 2011).
10.32	Amendment No. 3 to Development and Commercialization Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc. dated November 15, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 17, 2011).
10.33	Promissory note dated December 22, 2011 issued in favor of Larry Musich (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 28, 2011).
10.34	Promissory note dated December 22, 2011 issued in favor of Alisa Piazza (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 28, 2011).

10.35	Form of 10% Unsecured Convertible Note issued pursuant to the Company’s private placement of promissory notes between February 1, 2012 and December 11, 2011 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 9, 2011).
10.36	Form of 10% Secured, Subordinated Convertible Note issued to James Davis and William Reiling, dated March 30, 2012 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 4, 2012)
10.37	Form of Loan Guarantor Compensation Letter Agreement Amendments issued to James Davis and William Reiling, dated March 30, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 4, 2012)
21.1	List of Subsidiaries of ProUroCare Medical Inc. (incorporated by reference to Exhibit 21.1 to Registration Statement on Form SB-2 filed August 3, 2004).
23.1	Consent of Baker Tilly Virchow Krause, LLP (filed herewith).
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
Richard C. Carlson
Chief Executive Officer
Date: April 16, 2012

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed as of April 16, 2012, by the following persons in the capacities indicated.

Name	Title
/s/ Richard C. Carlson	Chief Executive Officer (Principal Executive Officer)
Richard C. Carlson

/s/ Richard Thon	Chief Financial Officer (Principal Financial and Accounting Officer)
Richard Thon

/s/ K. W. Michael Chambers	Director
K. W. Michael Chambers

/s/ Lawrence W. Getlin	Director
Lawrence W. Getlin

/s/ James L. Davis	Director
James L. Davis

/s/ David Koenig	Director
David Koenig

/s/ Robert Rudelius	Director
Robert Rudelius

/s/ Scott E. Smith	Director
Scott E. Smith

