Form 10-Q
period 2012-03-31
ProUroCare Medical Inc.
filed 2012-05-15
CIK 1222244

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The registrant has 17,116,475 shares of common stock and 306,679 Units outstanding as of May 8, 2012

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended March 31, 2012

Table of Contents

Page No.

PART I - Financial Information		[1]

ITEM 1.	Financial Statements

	Consolidated Balance Sheets	[1]

	Consolidated Statements of Operations	[2]

	Consolidated Statements of Cash Flows	[3]

	Notes to Consolidated Financial Statements	[6]

ITEM 2.	Management’s Discussion and Analysis OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS	[13]

ITEM 4.	Controls and Procedures	[18]

PART II - Other Information		[18]

ITEM 1a.	risk factors	[18]

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	[18]

ITEM 4.	MINE SAFETY	[19]

ITEM 5.	OTHER INFORMATION	[19]

ITEM 6.	Exhibits	[19]

SIGNATURES		[20]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash	$613	$25,843
Other current assets	100,019	124,446
Total current assets	100,632	150,289
Equipment and furniture, net	14,588	14,710
Debt issuance costs, net	462,586	74,631
	$577,806	$239,630
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$700,025	$800,000
Notes payable, net of original issue discount	84,983	114,286
Convertible notes payable	136,716	76,716
Convertible note payable, related party	342,558	342,558
Accounts payable	693,586	642,133
Accrued expenses	353,337	400,478
Total current liabilities	2,311,205	2,376,171

Commitments and contingencies:
Long-term note payable, bank	—	100,025
Long-term convertible notes payable	150,000	150,000
Long-term convertible note payable, related party	550,000	350,000
Total liabilities	3,011,205	2,976,196
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized
50,000,000 shares; 16,971,293 and 16,498,907
shares issued and 16,964,231 and 16,334,245
shares outstanding on March 31, 2012 and
December 31, 2011, respectively	170	163
Additional paid-in capital	33,936,578	33,225,740
Deficit accumulated during development stage	(36,370,147)	(35,962,469)
Total shareholders’ deficit	(2,433,399)	(2,736,566)
	$577,806	$239,630

___________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from August 17,1999 (Inception) to March 31,
	2012	2011	2012
Operating expenses:
Research and development	$7,150	$28,692	$8,061,773
General and administrative	273,657	320,516	15,112,971
Total operating expenses	280,807	349,208	23,174,744
Operating loss	(280,807)	(349,208)	(23,174,744)
Incentive for early warrant exercise	—	—	(1,999,622)
Incentive for early warrant exercise - related parties	—	—	(727,481)
Interest income	—	798	23,867
Interest expense	(32,912)	(30,520)	(5,570,565)
Interest expense - related parties	(14,473)	—	(2,347,962)
Debt extinguishment expense	(5,932)	(20,518)	(1,430,823)
Debt extinguishment expense - related parties	(73,554)	(115,500)	(1,142,817)
Net loss	$(407,678)	$(514,948)	$(36,370,147)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(8.64)

Weighted average number of shares outstanding:
Basic and diluted	16,498,859	15,842,097	4,211,214

________________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
	Three Months Ended	Three Months Ended	August 17, 1999 (inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(407,678)	$(514,948)	$(36,370,147)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	122	138	22,179
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	57,291	21,894	2,793,940
Common stock issued for services rendered	—	—	111,383
Common stock issued for services rendered-
related parties	27,450	—	304,778
Common stock issued to related parties for interest	—	2,697	20,164
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	—	—	33,333
Notes payable issued for intangibles expensed
as research and development	—	—	150,000
Convertible note issued for services rendered	—	—	2,700
Warrants issued for services	—	—	683,370
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for interest	—	—	710,862
Warrants issued for interest - related parties	—	—	317,100
Warrants issued for debt extinguishment	—	—	360,007
Warrants issued for debt extinguishment-related parties	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—	—	8,700
Units issued for debt extinguisment	—	—	870,981
Amortization of note payable-original issue discount	7,241	—	160,890
Amortization of note payable-related parties original
issue discount	—	—	142,964
Amortization of convertible debt-original issue discount	—	—	1,146,587
Amortization of convertible debt-related parties original
issue discount	—	—	1,194,132
Amortization of debt issuance costs	8,719	29,418	1,955,757
Amortization of debt issuance costs-related parties	73,554	115,500	1,229,139
Bargain conversion option added to note payable-
related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development,
paid by issuance of common stock to CS Medical
Technologies, LLC	—	—	475,000
License rights expensed as research and development,
paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	24,427	28,320	(42,835)
Accounts payable	51,453	93,881	875,480
Accrued development expense	—	—	2,065,385
Accrued expenses	108,735	(31,886)	1,165,976
Net cash used in operating activities	(48,686)	(254,986)	(14,514,772)

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Period from August 17, 1999 (inception) to March 31,
	2012	2011	2012
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	—	—	(36,767)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	700,000
Payments of note payable, bank	(200,000)	—	(1,700,000)
Proceeds of notes payable	40,000	—	1,114,473
Payment of notes payable	(16,544)	(89,902)	(1,698,278)
Proceeds of notes payable - related parties	—	—	1,096,596
Payments of notes payable - related parties	—	—	(282,800)
Proceeds from long-term convertible notes payable
and bank debt	—	—	4,357,362
Proceeds from long-term convertible notes
payable - related parties	200,000	—	1,913,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	—	2,223,788
Payments for debt issuance costs	—	—	(793,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	—	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	—	—	9,030,756
Net cash provided by (used in) financing activities	23,456	(89,902)	14,552,152
Net increase (decrease) in cash	(25,230)	(344,888)	613
Cash, beginning of the period	25,843	419,136	—
Cash, end of the period	$613	$74,248	$613

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Period from August 17, 1999 (inception) to March 31,
	2012	2011	2012
Supplemental cash flow information:
Cash paid for interest	$13,849	$17,545	$995,589
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	—	371,808
Deferred offering costs offset against gross proceeds
of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	18,000	114,156
Debt issuance costs included in accrued expenses	2,859	—	162,903
Warrants issued pursuant to notes payable	6,000	—	481,834
Warrants issued for debt issuance costs	—	—	298,021
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Warrant exercise cost paid in lieu of cash for services
rendered-related party	—	—	11,250
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable-related party tendered for warrant exercise	—	—	672,000
Notes payable tendered for warrant exercise	—	—	405,982
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	—	13,569
Convertible debt issued in lieu of cash for	—
accrued expenses	—	—	31,413
Convertible debt issued in lieu of cash for	—
accounts payable	—	65,698	65,698
Convertible debt issued as debt issuance costs related to
guarantee of long-term debt (recorded as a
beneficial conversion in additional paid-in capital)
applied to accounts payable	—	—	733,334
Conversion of accrued expenses to equity	158,734	103,154	681,995
Conversion of notes payable to equity	—	—	600,000
Conversion of convertible debt to equity	—	—	1,638,750
Conversion of convertible debt-related parties to equity	—	—	1,323,334
Conversion of notes payable to convertible notes payable	20,000	—	20,000
Conversion of notes payable-related parties to
convertible notes payable	—	—	200,000
Common stock issued in lieu of cash for
accrued expenses	—	12,500	271,553
Common stock issued in lieu of cash for
accounts payable	—	100,000	222,291
Common stock issued in lieu of cash for
accrued development cost	—	—	2,065,385
Common stock issued in lieu of cash for
notes payable-related parties	—	—	10,300
Common stock issued for debt issuance cost	—	—	301,230
Common stock issued pursuant to notes payable	622,962	126,667	1,436,895
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

__________________________

See accompanying notes to consolidated financial statements.

 ProUroCare Medical Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 and 2011and the period from

August 17, 1999 (Inception) to March 31, 2012

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies.

(a)	Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease. The primary focus of the Company is currently the prostate imaging device, known as the ProUroScanTM System, which is designed to produce an elasticity image of the prostate as an adjunctive aid in visualizing and documenting abnormalities of the prostate that have been detected by digital rectal examination. The Company’s developmental activities, conducted by its wholly owned operating subsidiary, ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities. Through its development partner, Artann Laboratories, Inc. (“Artann”), clinical trials of the ProUroScan have been completed. On April 27, 2012, the ProUroScan System received clearance for marketing in the United States by the Food and Drug Administration (“FDA”).

(b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were anti-dilutive for the three months ended March 31, 2012 and 2011 and the period from August 17, 1999 (Inception) to March 31, 2012 due to the Company’s net losses. 10,436,577 and 9,347,423 shares of common stock issuable under stock options, warrants, and convertible debt were excluded from the computation of diluted net loss per common share for each of the three months ended March 30, 2012 and 2011, respectively.

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

No stock options were granted during the three months ended March 31, 2012 and March 31, 2011.

Stock-based compensation expense related to options was $57,291, $21,894 and $2,671,365 for the periods ended March 31, 2012 and 2011, and the period from August 17, 1999 (inception) to March 31, 2012, respectively, or $0.00, $0.00, and $0.63 on a per share basis. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $111,000 for the remaining part of the year for the year ending December 31, 2012 and $52,000 for the year ending December 31, 2013. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

(e)	Warrants

Warrants issued to lenders and loan guarantors who provide financing or loan guarantees to the Company are recorded at their fair value as debt issuance cost assets on the date the loans are made and expensed as interest expense over the term of the debt. On March 22, 2012, the Company accrued for issuance 10,000 five year warrants with a $1.30 exercise price pursuant to a loan arrangement, with the warrants to be issued when the loan principal is repaid (see Note 4). The fair value of the warrants was the estimated present value at grant date using the Black-Scholes pricing model assuming a risk-free interest rate of 1.13%, an expected life of the warrant of 5.25 years, an expected volatility of 122.7%, and no expected dividend yield. No warrants were issued during the three months ended March 31, 2011.

(f)	Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock. The value of the common stock compensation is recorded as debt issuance cost and amortized over the term of the loans.

Pursuant to the debt guarantees of the Company’s bank loans (see Note 3), a total of 444,936 shares of stock valued at $464,228 were issued or accrued for issuance during the three months ended March 31, 2012. In addition, 10,000 warrants valued at $6,000 were issued in connection with a loan received from an individual lender (see Note 4).

Debt issuance costs are summarized as follows:

	March 31, 2012	December 31, 2011
Debt issuance costs, gross	$1,674,867	$1,204,639
Less amortization	(1,212,281)	(1,130,008)
Debt issuance costs, net	$462,586	$74,631

Amortization expense related to debt issuance costs was $82,273, $144,918, and $3,184,896 for the three months ended March 31, 2012 and 2011, and the period from August 17, 1999 (Inception) to March 31, 2012, respectively.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception, and our requirement for additional working capital to support future operations, raises substantial doubt as to our ability to continue as a going concern. As of March 31, 2012 the Company had an accumulated deficit of approximately $36.4 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.    Accrued Expenses.

Accrued expenses are summarized as follows:

	March 31, 2012	December 31, 2011
Accrued compensation	$203,912	$101,693
Accrued interest	71,306	47,799
Consulting fees	34,000	49,000
Directors’ fees	17,750	--
Audit fees	11,750	35,000
Legal fees	9,000	5,800
Accrued stock to be issued for loan consideration	4,166	160,044
Accrued use tax	--	1,092
Other	1,453	50
	$353,337	$400,478

Note 3.  Notes Payable – Bank.

The following summarizes notes payable, bank balances at March 31, 2012 and December 31, 2011, and the related activity during the three months ended March 31, 2012:

	March 31, 2012	December 31, 2011	Activity During the Three Months Ended March 31, 2012
Short-term notes payable, bank:
Crown Bank promissory note	$500,000	$700,000	Principal reduction of $200,000
Central Bank promissory note	100,025	--	Reclassified from long-term
Central Bank line of credit	100,000	100,000	No activity
Total short-term notes payable, bank	$700,025	$800,000
Long-term notes payable, bank:
Central Bank promissory note	$--	$100,025	Reclassified to short- term

Crown Bank Loans

On March 30, 2012, the guarantors of the Company’s Crown Bank loan, James Davis, a director of the Company, and William Reiling, a greater than 5% shareholder (the “Guarantors”), each purchased $100,000 of the Company’s 10% Secured Convertible Subordinated Notes (see Note 4), and the proceeds were used to reduce the principal amount of the Crown Bank loan. Pursuant to loan consideration agreements dated October 11, 2011, the Company issued 75,000 shares of common stock to each Guarantor in connection with these transactions. On the same date, parties amended the loan consideration agreements. Pursuant to the revised terms, 140,805 shares of common stock were issued to each Guarantor on March 30, 2012, representing the maximum number of shares to be earned for the guarantee period from April 1, 2012 to October 31, 2012. In turn, for each full month that the Company is able to retire the principal amount of the Crown Bank loan before the October 31, 2012 maturity date, each Guarantor agreed to pay the Company $12,000, or a pro-rata portion thereof if partial reductions of the principal balance are made. The $453,190 fair market value of the 431,610 total shares issued was recorded as debt issuance cost and is being amortized over the term of the loan on a straight-line basis.

Central Bank Loans

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

Pursuant to the terms of the consideration agreement with the guarantor of the Company’s $100,000 line of credit with Central Bank, during the three months ended March 31, 2012 the Company accrued 4,238 shares valued at $2,859 for issuance on the line’s maturity date. On May 11, 2012, the Company renewed the line of credit (see Note 7).

Note 4.  Notes Payable.

The following summarizes notes payable balances at March 31, 2012 and December 31, 2011, and the related activity during the three months ended March 31, 2012:

	March 31, 2012	December 31, 2011	Activity During the Three Months Ended March 31, 2012
Short-term notes payable:
Insurance policy financing	$24,983	$41,527	Installment payments made
Note payable due May 22, 2012	$40,000	$40,000	Maturity date was extended
Note payable due June 22, 2012	$20,000	$40,000	$20,000 of the principal amount of the note was converted into a short-term convertible note, and the maturity date was extended
Less: original issue discount		(7,241)	Amortization of discount during the period
Total short-term notes payable	$84,983	$114,286
Short-term convertible notes payable:
Note payable due August 10, 2012	$65,698	$65,698	No activity
Note payable due August 11, 2012	11,018	11,018	No activity
Notes payable due January 31, 2013	60,000	--	Notes issued for $40,000 cash and $20,000 conversion of short-term note
Total short-term convertible notes payable	$136,716	$76,716
Short-term convertible notes payable, related party:
Note payable due August 8, 2012	$300,000	$300,000	No activity
Notes payable due August 28, 2012	42,558	42,558	No activity
Total short-term convertible notes payable, related party	$342,558	$342,558
Long-term convertible notes payable:
Notes payable due September 20, 2013	$150,000	$150,000	No activity
Long-term convertible notes payable, related party:
Notes payable due September 20, 2013	$350,000	$350,000	No activity
Notes payable due March 31, 2014	$200,000	$--	Notes issued for $200,000 cash, (proceeds used to reduce Crown Bank note principal –see Note 3)
Total long-term convertible notes payable, related party	$550,000	$350,000

Between February 1, 2012 and March 16, 2012, the Company closed on a total of $60,000 in a private placement of unsecured convertible notes. The notes bears interest at 10% per annum payable on the maturity date, mature on January 31, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share. Of this amount, $40,000 was received in cash, and $20,000 was funded by the reduction of an outstanding note payable, which was accounted for as a debt modification.

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

On March 30, 2012, the Guarantors of the Company’s Crown Bank Loan (see Note 3) purchased a total of $200,000 of the Company’s 10% Secured Convertible Subordinated Notes. The notes mature on March 31, 2014, are collateralized by a subordinated interest in all of the Company’s assets, and the principal and accrued interest thereon are convertible into the Company’s common stock at $1.30 per share.

Note 5.   Shareholders’ Equity.

On March 16, 2012, the Company issued an aggregate of 27,450 shares of its commons stock to directors David Koenig and Larry Getlin in lieu of cash for $27,450 of consulting fees.

Note 6. Income Taxes.

The Company has generated net operating loss carryforwards of approximately $9.1 million. The Company has also generated approximately $12.6 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.3 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2012-2023. We believe that approximately $12.0 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $3.7 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025. The net operating loss carryforwards are subject to examination until they expire.

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

Federal 2008 - 2011
State of Minnesota 2008 - 2011

Note 7. Subsequent Events.

Between April 12 and May 7, 2012, the Company sold 432,000 shares of its common stock at $1.00 per share in a private offering. Pursuant to the terms of the private offering, the investors also received the right to purchase up to an additional 432,000 shares at $1.00 per share until June 29, 2012.

On April 30, 2012, the Company issued 21,000 shares of its common stock to a consultant for work valued at $21,000 to be performed during a six-month period. Also on April 30, 2012, the Company issued 5,923 shares to a service provider for $5,923 of accounts payable, in lieu of cash.

On April 30, 2012, the Company was notified that on April 27, 2012 the US Food and Drug Administration approved the Company’s Prostate Mechanical Imager device, known as the ProUroScanTM, for marketing in the United States.

On May 11, 2012, the Company renewed its $100,000 line of credit arrangement with Central Bank. Pursuant to loan guarantee consideration arrangements, the Company issued to the guarantor 8,064 shares of its common stock related to the guarantee period from May 11, 2012 through November 11, 2012, and will accrue for later issuance 1,344 shares per month for each month thereafter through May 10, 2013. Principal amounts borrowed against the line of credit will bear interest at the prime rate plus 1.0%, with a minimum rate of 5.0% (currently 5%). The value of the shares issued will be recorded as debt extinguishment cost and amortized over the term of the line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2012 and 2013 working capital needs and launch our products into the marketplace; our ability to pursue additional development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing of all U.S. Food and Drug Administration (“FDA”) and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets, and enforcing breaches of the same; the quality or composition of our products and the strength and reliability of our contract vendors and partners; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us,”) is an emerging medical device company that has just received FDA clearance for its first product, an innovative prostate imaging system known as the ProUroScan™ System. The ProUroScan System is an imaging device designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate. The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results.

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

The recent FDA clearance of the ProUroScan System was a key step in our plans to bring the system to market. We now intend to install ProUroScan Systems in the facilities of approximately six members of our Scientific Advisory Board to begin formal training in the use of the system on prostate models and to perform post-marketing studies. Later this year, we intend to expand this program to 12-15 key opinion leaders. Concurrently we will begin to add key staff positions (operations, marketing, and engineering) and expand operations to establish the systems and capabilities required to enter the highly regulated U.S. medical device market.

During the course of the regulatory review process, the FDA issued an industry draft guidance document pertaining to cleaning and disinfecting reusable medical devices, which changed certain requirements needed for approval of the ProUroScan as a reusable device. Therefore, even though the probes were used multiple times during the clinical trials, we elected to classify the ProUroScan probe under review as a single-use disposable device in order to avoid any additional clearance delays that might have resulted from performing and documenting additional cleaning and disinfecting tests as required by the FDA. We are currently in the process of finalizing a limited number of small changes to the probe design to facilitate an effective cleaning and disinfection protocol, to be followed by laboratory validation testing of the protocols, and submission of a 510(k) application for FDA market clearance that will use the original probe as a predicate device. We believe that this work and FDA 510(k) clearance can be done concurrently with the marketing scale-up activities outlined above, and should not materially delay our U.S. product rollout.

We intend to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market. We have engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market our products, and are actively working to achieve that objective. We are actively engaged in discussions with several such companies and intend to identify the final strategic partner in 2012, but there is no assurance that a strategic partner relationship can be completed on terms that are acceptable to us.

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

Three months ended March 31, 2012 compared to the three months ended March 31, 2011:

Operating Expenses/Operating Loss. Our operating expenses (and our operating loss) for the three months ended March 31, 2012 were $281,000, a decrease of $68,000, or 19%, compared to $349,000 last year. Our primary operating expenses for both periods consisted primarily of compensation costs, consulting and professional services costs, and costs related to being a public company. Total compensation-related costs excluding stock options were $112,000 during the three months ended March 31, 2012, a 6% increase compared to $105,000 in the first quarter of 2011. Compensation expense recognized related to stock options issued to officers and directors was $57,000 during the three months ended March 31, 2012, an increase of $35,000 or 162%, compared to $22,000 in the prior year. Consulting and professional services fees decreased by $65,000, or 58%, to $48,000 during the three months ended March 31, 2012 from $113,000 in the prior year, resulting from reduce legal, accounting, and operations consulting activity. Costs related to being a public company of were $35,000 in both the 2012 and 2011 periods. Other expense reductions were seen in the areas of patent maintenance fees and contracted engineering.

Net Interest Expense. Net interest expense for the three months ended March 31, 2012 was $47,000, an increase of 57% compared to $30,000 during the same period last year. Our interest expense includes the stated interest on funds we have borrowed and debt issuance costs, primarily the cost of equity paid as consideration to lenders and loan guarantors, incurred in obtaining the loans or in refinancing the loans if the modifications of the loan terms are not considered significant under the accounting rules. Stated interest expense for the three months ended March 31, 2012 was $37,000, an increase of 97% compared to $19,000 during the same period last year, resulting from a $760,000 increase in private debt placements since March 31, 2011, at a 10% interest rate. Interest expense related to debt issuance costs declined from $12,000 during the three months ended March 31, 2011 to $10,000 this year.

Debt Extinguishment Expense. Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the modification or changes to provisions of short-term loans from lenders in certain financing transactions. Debt extinguishment expense for the three months ended March 31, 2012 decreased to $79,000 from $136,000 during the same period last year, primarily as a result of a reduction in the average amount of refinanced bank debt subject to equity consideration payments to lenders and loan guarantors.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $500,000 of senior bank notes and $1,200,000 of subordinated notes, and as a result, are not available to secure additional senior debt financing. The guarantors of our senior bank notes are James Davis, a director of the Company, and William S. Reiling, a greater than five percent shareholder of the Company. For these guarantees, we have paid and will continue to pay, consideration in the form of common stock to the guarantors.

Sources and Uses of Cash

Net cash used in operating activities was $49,000 during the three months ended March 31, 2012 compared to $255,000 in 2011. The reduction of cash used was primarily related to reduced operating expenses and deferrals of payments to suppliers and employees.

Net cash provided by financing activities was $23,000 during the three months ended March 31, 2012, which included the receipt of $40,000 in cash proceeds from a second private debt offering offset by a $17,000 reduction of installment debt. Other financing activities in 2012 included $200,000 of cash proceeds from a private debt offering that was used to retire $200,000 of bank debt. Net cash used in financing activities was $90,000 during the three months ended March 31, 2011, resulting from the repayment of notes payable.

Cash Requirements

We have delayed the hiring of key staff positions and making certain preparations for commercialization prior to FDA approval of the ProUroScan System in order to conserve cash during the prolonged FDA review period. Now that we have received initial FDA clearance, and once we have obtained sufficient funding (see Current Financing Plans, below), we plan to take the following actions in advance of our product rollout:

•	Make modifications to our existing ProUroScan rectal probe, complete a reusable probe cleaning and disinfectant validation study, and prepare and file a 510(k) submission for a multi-use probe labeling claim, as described in the “Overview” above.

•	Hire key staff needed to execute our commercialization plans (operations, marketing, and engineering).

•	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

•	Install ProUroScan Systems in the facilities of approximately six members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We believe the work done by these key opinion leaders will provide additional important scientific validation that will help facilitate market acceptance.

•	Develop additional software to expand the data management capabilities of the ProUroScan and lay the groundwork for future information services offerings.

•	Finalize a more portable/modular alternative configuration of the ProUroScan to further reduce its size and cost.

•	Enhance and expand our patent positions on the current ProUroScan System and potential future products and line extensions.

We recognize that the cost of establishing our own direct sales force of sufficient size and with the capability to commercialize the ProUroScan System worldwide would require a considerable period of time and significant funding. Our plan is to establish a strategic relationship with a large urology medical device, imaging, therapeutic or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements. In advance of establishing such a strategic agreement, we will deploy a small number of technical support people to facilitate the placement of systems in the facilities of several of our Physician Advisory Council members. This group of technical support people will then focus on large urology practices in major U.S. metro markets. If we are unable to establish a strategic relationship, we will need to build a larger sales and product support organization, which will require additional capital.

Our ability to achieve these goals is dependent upon the amount and timing of funding available to us. As we scale up operations for our commercial launch as outlined above, we expect our cash requirements to increase significantly. We estimate that we will spend approximately $2.5 to $2.9 million during the remainder of 2012 to accomplish the goals outlined above. In addition, we will also need funding to pay two $250,000 payments due within 30 days of achieving the FDA market clearance milestone and a third $250,000 payment due upon FDA clearance of a reusable probe, pursuant to the terms of the Artann development agreement, and a $500,000 secured bank promissory note that matures in October 2012. Our cash needs also include payment of accrued and unpaid salaries due to our executive officers, which totaled approximately $148,000 as of March 31, 2012.

Current Financing Plans

We are dependent upon our ability to successfully raise new cash to fund operations. We expect to fund operations during 2012 and into 2013 through a combination of sources, including the follow-on investments from a recently closed private offering of common stock, follow-on financing arrangements pursuant to the Seaside SPA (defined below), the calling of currently redeemable warrants and the exercise of other warrants nearing their expiration date, potential support from a corporate strategic partner, and further private sale or public offering of our debt or equity securities. These potential sources are more fully described:

•	Between April 12, 2012 and May 7, 2012, we realized $432,000 on the sale of common stock to a limited number of accredited investors. Pursuant to the terms of the private common stock offering, the investors also received the right to purchase up to an additional 432,000 shares at $1.00 through June 29, 2012.

•	We have engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market our products, and we are actively engaged with them in exploring marketing opportunities with several potential partner companies we have targeted. We expect such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these, but there is no assurance that such a relationship will be completed. In addition to financial support, a successful collaboration with such a partner could allow us to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of funding we will require.

•	In 2010, we executed a $3.125 million Securities Purchase Agreement (the “SPA”) with Seaside 88, LP (“Seaside”) that may provide a source of funds. At the time the SPA was executed, we closed on an $875,000 first tranche of the funding. Under the terms of the SPA, the remaining $2.250 million funding is to be provided in six monthly tranches beginning with a $750,000 tranche within thirty days of receiving FDA clearance followed by five $300,000 tranches. At each of the future closings, we will sell unregistered shares of our common stock to Seaside at a cost that is 50% of the stock’s volume weighted average selling price (“VWASP”) during the 10 trading days preceding each closing date, subject to a floor VWASP of $2.50 per share, below which the parties are not obligated to close. Seaside is not obligated to provide funding under the SPA to the extent that, as a result of such funding, Seaside’s ownership percentage of ProUroCare Medical would exceed 9.9%. As of March 31, 2012, Seaside held approximately 8.1% of our outstanding stock. In the event that a subsequent closing would otherwise cause Seaside to exceed this ownership level, Seaside has agreed to use its commercially reasonable best efforts to propose alternative investment vehicles to fund the Company’s capital requirements; however, there can be no assurance that such an alternative investment vehicle will be available or acceptable to us.

•	As of March 31, 2012, we had several groups of warrants that are currently callable or that will expire in 2012 and 2013, including:

Number of Warrants	Exercise Price per Share	Potential Proceeds	Redemption/ Expiration

3,590,894	$1.30	$4,675,962	Currently redeemable; expire January 2014
1,152,113	$1.30	1,497,747	November 2012
376,000	$0.50	188,000	December 2012
93,500	$1.00	93,500	December 2012
1,688,299	$1.30	2,194,789	Redeemable (1); expire August 2013
Total potential		$8,649,998

________________

(1) May be redeemed any time after the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days;

Our ability to successfully raise additional funding through the redemption of warrants will depend to a high degree upon the market price of our common stock in relation to the exercise price. If and when we choose to exercise our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. Warrants not exercised during such redemption period will be subject to redemption by the Company at $0.01 per share. There can be no assurance that we will be able to redeem the warrants, or how much would be realized by warrant exercises during the redemption period.

If any of these funding events occur, existing shareholders will likely experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock. If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearance of the reusable probe for the ProUroScan System is delayed, we will be forced to delay U.S. commercialization activities.

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

As of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties set forth under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 before investing in our securities. These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our securities could fall, and you may lose all or part of your investment. We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 17, 2012 and January 23, 2012, we issued 15,754 shares of our common stock to an individual loan guarantor pursuant to his guarantee of our $100,025 promissory note with Central Bank.

On March 16, 2012, we issued 19,000 shares to David Koenig and 8,450 shares to Lawrence Getlin, directors of the Company, for $19,000 and $8,450 of consulting services, respectively, in lieu of cash.

Between February 1, 2012 and March 16, 2012, the Company closed on a total of $60,000 in a private placement of unsecured convertible notes to individual, accredited investors. The notes bears interest at 10% per annum payable on the maturity date, mature on January 31, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share. Of this amount, $40,000 was received in cash, and $20,000 was funded by the reduction of an outstanding note payable.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 11, 2012, the Company renewed its $100,000 line of credit arrangement with Central Bank. Pursuant to loan guarantee consideration arrangements, the Company issued to the guarantor 8,064 shares of its common stock related to the guarantee period from May 11, 2012 through November 11, 2012, and will accrue for later issuance 1,344 shares per month for each month thereafter through May 10, 2013. Principal amounts borrowed against the line of credit will bear interest at the prime rate plus 1.0%, with a minimum rate of 5.0% (currently 5%).

Item 6. Exhibits.

Exhibit No.	Description
10.1	Form of 10% Unsecured Convertible Note issued pursuant to the Company’s private placement of promissory notes between February 1, 2012 and March 11, 2012 (filed herewith).
10.2	Form of 10% Secured, Subordinated Convertible Note issued to James Davis and William Reiling, dated March 30, 2012 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 4, 2012).
10.3	Form of Loan Guarantor Compensation Letter Agreement Amendments issued to James Davis and William Reiling, dated March 30, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 4, 2012).
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

_______________

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: May 15, 2012	By: /s/ Richard C. Carlson Name: Richard C. Carlson Title: Chief Executive Officer
Date: May 15, 2012	By: /s/ Richard Thon Name: Richard Thon Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Form of 10% Unsecured Convertible Note issued pursuant to the Company’s private placement of promissory notes between February 1, 2012 and March 11, 2012 (filed herewith).
10.2	Form of 10% Secured, Subordinated Convertible Note issued to James Davis and William Reiling, dated March 30, 2012 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 4, 2012).
10.3	Form of Loan Guarantor Compensation Letter Agreement Amendments issued to James Davis and William Reiling, dated March 30, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 4, 2012).
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

_______________

*Filed herewith.

Page 21