Form 10-Q
period 2012-06-30
ProUroCare Medical Inc.
filed 2012-08-14
CIK 1222244

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The registrant has 17,458,764 shares of common stock and 306,679 Units outstanding as of August 8, 2012.

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended June 30, 2012

Table of Contents

Page No.

PART I - Financial Information		[1]

Item 1.	Financial Statements

	Consolidated Balance Sheets	[1]

	Consolidated Statements of Operations	[2]

	Consolidated Statements of Cash Flows	[3]

	Notes to Consolidated Financial Statements	[6]

Item 2.	Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	[15]

Item 4.	Controls and Procedures	[21]

PART II - Other Information

Item 1a.	risk factors	[21]

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	[22]

Item 4.	MINE SAFETY	[22]

Item 5.	OTHER INFORMATION	[22]

Item 6.	Exhibits	[22]

SIGNATURES		[23]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash	$47,057	$25,843
Other current assets	190,697	124,446
Total current assets	237,754	150,289
Equipment and furniture, net	14,494	14,710
Debt issuance costs, net	268,449	74,631
	$520,697	$239,630
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$700,025	$800,000
Notes payable, net of original issue discount	159,053	114,286
Convertible notes payable	136,716	76,716
Convertible note payable, related party	342,558	342,558
Accounts payable	667,107	642,133
Accrued development expense	650,000	—
Accrued expenses	395,700	400,478
Total current liabilities	3,051,159	2,376,171

Commitments and contingencies:
Long-term note payable, bank	—	100,025
Long-term convertible notes payable	150,000	150,000
Long-term convertible note payable, related party	550,000	350,000
Total liabilities	3,751,159	2,976,196
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized
50,000,000 shares; 17,490,443 and 16,498,907
shares issued and 17,490,443 and 16,334,245
shares outstanding on June 30, 2012 and
December 31, 2011, respectively	175	163
Additional paid-in capital	34,576,814	33,225,740
Deficit accumulated during development stage	(37,807,451)	(35,962,469)
Total shareholders’ deficit	(3,230,462)	(2,736,566)
	$520,697	$239,630

___________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 17,1999 (Inception) to
	2012	2011	2012	2011	June 30, 2012
Operating expenses:
Research and development	$758,250	$33,128	$765,400	61,820	$8,820,023
General and administrative	365,986	344,006	639,643	664,522	15,478,957
Total operating expenses	1,124,236	377,134	1,405,043	726,342	24,298,980
Operating loss	(1,124,236)	(377,134)	(1,405,043)	(726,342)	(24,298,980)
Incentive for early warrant exercise	—	—	—	—	(1,999,622)
Incentive for early warrant exercise - related parties	—	—	—	—	(727,481)
Interest income	—	7	—	805	23,867
Interest expense	(32,041)	(23,207)	(64,953)	(53,727)	(5,602,606)
Interest expense - related parties	(19,529)	—	(34,002)	—	(2,367,491)
Debt extinguishment expense	(70,008)	(3,333)	(75,940)	(23,851)	(1,500,831)
Debt extinguishment expense - related parties	(191,490)	(85,146)	(265,044)	(200,646)	(1,334,307)
Net loss	$(1,437,304)	$(488,813)	$(1,844,982)	(1,003,761)	$(37,807,451)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.03)	$(0.11)	$(0.06)	$(8.47)

Weighted average number of shares outstanding:
Basic and diluted	17,284,047	16,168,385	16,891,453	16,006,142	4,464,272

___________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period from August 17,1999 (Inception) to
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(1,844,982)	$(1,003,761)	$(37,807,451)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	216	276	22,273
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	107,585	69,395	2,844,234
Common stock issued for services rendered	88,053	31,249	476,764
Common stock issued for debt issuance cost	—	2,697	166,831
Notes payable issued for intangibles expensed
as research and development	—	—	150,000
Convertible note issued for services rendered	—	—	2,700
Warrants issued for services	—	5,550	683,370
Warrants issued for debt issuance cost	—	—	1,782,828
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—	—	8,700
Units issued for debt extinguisment	—	—	870,981
Amortization of original issue discount on debt	7,241	—	2,644,573
Amortization of debt issuance costs	344,940	234,728	3,447,563
Bargain conversion option added to note payable-
related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development,
paid by issuance of common stock to CS Medical
Technologies, LLC	—	—	475,000
License rights expensed as research and development,
paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	(54,151)	(38,180)	(121,413)
Accounts payable	29,945	130,536	853,972
Accrued development expense	650,000	—	2,715,385
Accrued expenses	156,266	(15,975)	1,212,607
Net cash used in operating activities	(514,887)	(583,485)	(14,980,973)

___________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,		Period from August 17,1999 (Inception) to
	2012	2011	June 30, 2012
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	—	—	(36,767)

Cash flows from financing activities:
Proceeds of note payable, bank	—	100,000	700,000
Payments of note payable, bank	(200,000)	—	(1,700,000)
Proceeds of notes payable	145,628	99,000	1,220,100
Payment of notes payable	(41,527)	(106,403)	(1,723,260)
Proceeds of notes payable - related parties	—	—	1,096,596
Payments of notes payable - related parties	—	—	(282,800)
Proceeds from long-term convertible notes payable
and bank debt	—	—	4,357,362
Proceeds from long-term convertible notes
payable - related parties	200,000	125,000	1,913,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	—	2,223,788
Payments for debt issuance costs	—	(18,000)	(793,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	—	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	432,000	—	9,462,756
Net cash provided by (used in) financing activities	536,101	199,597	15,064,797
Net increase (decrease) in cash	21,214	(383,888)	47,057
Cash, beginning of the period	25,843	419,136	—
Cash, end of the period	$47,057	$35,248	$47,057

___________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,		Period from August 17,1999 (Inception) to
	2012	2011	June 30, 2012
Supplemental cash flow information:
Cash paid for interest	$27,718	$28,864	$1,009,458
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	—	371,808
Deferred offering costs offset against gross proceeds
of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Debt issuance costs included in accrued expenses	—	—	160,044
Warrants issued for debt issuance costs	73,125	—	846,980
Warrants issued for services rendered	—	105,450	12,500
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable tendered for warrant exercise	—	—	1,077,982
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	1,000	—	13,669
Convertible debt issued in lieu of cash for
accrued expenses	—	—	31,413
Convertible debt issued in lieu of cash for
accounts payable	—	65,698	65,698
Convertible debt issued as debt issuance costs related to
guarantee of long-term debt (recorded as a
beneficial conversion in additional paid-in capital)
applied to accounts payable	—	—	733,334
Conversion of accrued expenses to equity	160,044	103,154	683,305
Conversion of notes payable to equity	—	—	610,300
Conversion of convertible debt to equity	—	—	2,962,084
Warrants issued for debt issuance costs	20,000	—	220,000
Common stock issued in lieu of cash for
accrued expenses	—	12,500	271,553
Common stock issued in lieu of cash for
accounts payable	4,971	100,000	227,262
Common stock issued in lieu of cash for
accrued development cost	—	—	2,065,385
Common stock issued for debt issuance cost	473,208	298,333	1,588,371
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

__________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2012 and 2011 and the period from

August 17, 1999 (Inception) to June 30, 2012

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies.

(a)	Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease. The primary focus of the Company is currently the ProUroScanTM prostate imaging device, which is designed to produce an elasticity image of the prostate as an adjunctive aid in visualizing and documenting abnormalities of the prostate that have been detected by digital rectal examination. The Company’s developmental activities, conducted by its wholly owned operating subsidiary, ProUroCare Inc. (“PUC”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities. Through its development partner, Artann Laboratories, Inc. (“Artann”), clinical trials of the ProUroScan have been completed. On April 27, 2012, the ProUroScan received clearance from the Food and Drug Administration (“FDA”) for marketing in the United States.

(b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were anti-dilutive for the three and six months ended June 30, 2012 and 2011 and the period from August 17, 1999 (Inception) to June 30, 2012 due to the Company’s net losses. 10,433,839 shares of common stock issuable under stock options, warrants, and convertible debt were excluded from the computation of diluted net loss per common share for each of the three and six month periods ended June 30, 2012 and the period from August 17, 1999 (inception) to June 30, 2012, respectively, and 9,347,563 such shares were excluded for each of the three and six month periods ended June 30, 2011.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

No stock options were granted during the three and six months ended June 30, 2012. In determining the compensation expense of the options granted during the three and six months ended June 30, 2011, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model assuming a risk-free interest rate of 1.51%, an expected life of the option of 4.08 years, an expected volatility of 125.3%, and 0% expected dividend yield.

Stock-based compensation expense related to options was $50,294, $107,585 and $2,721,659 for the three and six month periods ended June 30, 2012 and the period from August 17, 1999 (inception) to June 30, 2012, respectively, or $0.00, $0.01, and $0.61 on a per share basis. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $69,000 for the remaining part of the year for the year ending December 31, 2012. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

(e)	Warrants

Warrants issued to lenders and loan guarantors who provide financing or loan guarantees to the Company are recorded at their fair value as debt issuance cost assets or original issue discount on the date the loans are made and expensed as interest or debt extinguishment expense over the term of the debt. During the three and six months ended June 30, 2012, the Company issued or accrued for issuance 97,500 and 107,500 warrants related to loans and loan guarantees valued at $67,125 and $73,125, respectively. No such warrants were issued during the three and six months ended June 30, 2011.

The Company’s policy is to record warrants issued to non-employees as consideration for goods or services received at their fair value on the issue date and expense them as an operating expense depending on the nature of the goods or services received. No warrants were issued to non-employees during the three and six months ended June 30, 2012. The Company issued 150,000 warrants valued at $111,000 to a consultant as consideration for services during the three and six months ended June 30, 2011.

The fair value of warrants is determined using the Black-Scholes pricing model. The weighted-average assumptions used are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Risk-free Interest Rate	0.87%	1.51%	0.89%	1.51%
Expected Life of Warrants Issued	5.08 years	4.08 years	5.09 years	4.08 years
Expected Volatility	122.5%	125.3%	122.5%	125.3%
Expected Dividend Yield	0	0	0	0

(f)	Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock or warrants. The value of the stock-based compensation is recorded as debt issuance cost and amortized over the term of the loans.

Pursuant to the debt guarantees of the Company’s bank loans (see Note 3) and loan arrangements with individual lenders, a total of 10,080 and 455,016 shares of stock valued at $8,980 and $473,208 were issued or accrued for issuance during the three and six months ended June 30, 2012, respectively. In addition, 75,000 and 85,000 warrants valued at $59,550 and $65,550 were issued or accrued for issuance in connection with loans received from individual lenders during the three and six months ended June 30, 2012 (see Note 4).

Debt issuance costs are summarized as follows:

	June 30, 2012	December 31, 2011
Debt issuance costs, gross	$1,743,397	$1,204,639
Less amortization	(1,474,948)	(1,130,008)

Debt issuance costs, net	$268,449	$74,631

Amortization expense related to debt issuance costs was $262,667, $344,940, and $3,447,563 for the three and six months ended June 30, 2012, and the period from August 17, 1999 (Inception) to June 30, 2012, respectively. Amortization expense related to debt issuance costs was $89,810, $234,728 for the three and six months ended June 30, 2011.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception, and our requirement for additional working capital to support future operations, raises substantial doubt as to our ability to continue as a going concern. As of June 30, 2012 the Company had an accumulated deficit of $37,807,451. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2. Accrued Expenses.

Accrued expenses are summarized as follows:

	June 30, 2012	December 31, 2011
Accrued compensation	$187,328	$101,693
Accrued interest	106,838	47,799
Consulting fees	34,000	49,000
Advance on stock subscription	25,000	0
Audit fees	21,000	35,000
Legal fees	13,478	5,800
Printing costs	7,500	0
Accrued stock to be issued for loan consideration	0	160,044
Accrued use tax	0	1,092
Other	556	50
	$395,700	$400,478

Note 3. Notes Payable – Bank.

The following summarizes notes payable - bank balances at June 30, 2012 and December 31, 2011, and the related activity during the six months ended June 30, 2012:

	June 30, 2012	December 31, 2011	Activity during the six months ended June 30, 2012
Short-term notes payable, bank:
Crown Bank promissory note	$500,000	$700,000	Principal reduction of $200,000
Central Bank promissory note	100,025	--	Reclassified from long-term; Note was extended through January 17, 2013
Central Bank line of credit	100,000	100,000	Line was renewed through May 12, 2013
Total short-term notes payable, bank	$700,025	$800,000
Long-term notes payable, bank:
Central Bank promissory note	$--	$100,025	Reclassified to short- term

Crown Bank Loans

Pursuant to loan consideration agreements dated October 11, 2011, on February 15, 2012, the Company issued an aggregate 150,000 shares of common stock to James Davis, a director of the Company, and William Reiling, a greater than 5% shareholder, as guarantors of the Company’s Crown Bank loan (the “Guarantors”). On March 30, 2012, the Guarantors purchased a total of $200,000 of the Company’s 10% Secured Convertible Subordinated Notes (see Note 4), and the proceeds were used to reduce the principal amount of the Crown Bank loan. On the same date, parties amended the loan consideration agreements, pursuant to which 281,610 shares of common stock were issued to the Guarantors, representing the maximum number of shares to be earned for the guarantee period from April 1, 2012 to October 31, 2012 in the original agreement. In turn, for each full month that the Company is able to retire the principal amount of the Crown Bank loan before the October 31, 2012 maturity date, the Guarantors agreed to pay the Company $24,000, or a pro-rata portion thereof if partial reductions of the principal balance are made. The $453,190 fair market value of the 431,610 total shares issued was recorded as debt issuance cost and is being amortized over the term of the loan on a straight-line basis. During the three and six months ended June 30, 2012 the Company recorded debt extinguishment expense of $191,490 and $265,044, respectively, related to the consideration shares.

Central Bank Loans

On January 17, 2012, the Company renewed its $100,025 Central Bank loan. The renewed loan matures on January 17, 2013, and bears interest at the prime rate plus one percent, with a minimum annual rate of 5.0% (currently 5%). Pursuant to agreements with the guarantor of this loan, the Company issued 6,666 shares of common stock relating to the guarantee period from July 17, 2011 through January 17, 2012 and 9,088 shares for the period from January 17, 2012 through July 17, 2012. The Company will continue to accrue for issuance 1,515 shares per month for each following month of the loan term. All accrued shares will be issued upon repayment or renewal of the loan. The $8,179 value of the 9,088 shares issued for the period from January 17, 2012 through July 17, 2012 was recorded as debt issuance cost and is being amortized over that period. During the three and six months ended June 30, 2012 the Company recorded debt extinguishment expense of $4,089 and $8,221, respectively, related to the consideration shares.

Pursuant to the terms of a consideration agreement with a guarantor of the Company’s $100,000 line of credit arrangement with Central Bank, on May 11, 2012, the Company issued 8,175 shares of its common stock that had been accrued for issuance during the period from November 12, 2011 through May 11, 2012, including 2,016 and 6,254 shares accrued during the three and six months ended June 30, 2012, respectively. The $5,004 value of the shares was amortized as debt issuance cost over the accrual period. On May 11, 2012, the Company renewed the line of credit arrangement. Pursuant to loan guarantee consideration arrangements, the Company issued to the guarantor 8,064 shares of its common stock related to the guarantee period from May 11, 2012 through November 11, 2012, and will accrue for later issuance 1,344 shares for each following month of the loan term. The $8,145 value of the shares is being amortized as debt extinguishment expense over the initial guarantee period. Principal amounts borrowed against the line of credit will bear interest at the prime rate plus 1.0%, with a minimum rate of 5.0% (currently 5%). During the three and six months ended June 30, 2012 the Company recorded interest expense of $1,169 and $3,956 and debt extinguishment expense of $2,169 and $2,169, respectively, related to the consideration shares.

Note 4. Notes Payable.

The following summarizes notes payable balances at June 30, 2012 and December 31, 2011, and the related activity during the six months ended June 30, 2012:

	June 30, 2012	December 31, 2011	Activity during the six months ended June 30, 2012
Short-term notes payable:
Insurance policy financing	$90,628	$41,527	Original installment loan repaid; new installment loan established
Note payable due December 22, 2012	$40,000	$40,000	Maturity date was extended
Note payable due November 22, 2012	$21,000	$40,000	$20,000 was converted into a short-term convertible note, $1,000 of interest was converted to note principal, and the maturity date was extended
Less: original issue discount	0	(7,241)	Existing discount was expensed
Note payable due December 29, 2012	15,000	0	New loan
Less: original issue discount	(7,575)	0	Original issue discount related to warrants issued pursuant to note
Total short-term notes payable	$159,053	$114,286
Short-term convertible notes payable:
Note payable due August 10, 2012	$65,698	$65,698	No activity
Note payable due August 11, 2012	11,018	11,018	No activity
Notes payable due January 31, 2013	60,000	--	Notes issued for $40,000 cash and $20,000 conversion of short-term note
Total short-term convertible notes payable	$136,716	$76,716
Short-term convertible notes payable, related party:
Note payable due August 8, 2012	$300,000	$300,000	No activity
Notes payable due August 28, 2012	42,558	42,558	No activity
Total short-term convertible notes payable, related party	$342,558	$342,558
Long-term convertible notes payable:
Notes payable due September 20, 2013	$150,000	$150,000	No activity
Long-term convertible notes payable, related party:
Notes payable due September 20, 2013	$350,000	$350,000	No activity
Notes payable due March 31, 2014	$200,000	$--	Notes issued for $200,000 cash, (proceeds used to reduce Crown Bank note principal –see Note 3)
Total long-term convertible notes payable, related party	$550,000	$350,000

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

On March 22, 2012, the Company amended the terms of a $20,000 promissory note with an individual lender to extend the maturity date of the note to May 22, 2012. The extension was accounted for as a debt modification. On May 22, 2012, the Company again amended the promissory note to extend the maturity date to November 22, 2012 and converted $1,000 of accrued interest into the principal amount of the note. The resulting $21,000 note bears interest at 10% per annum payable on the maturity date. Pursuant to the terms of the amended note, the Company issued 30,000, five-year warrants to the lender to acquire its common stock at an exercise price of $1.30 per share. The $30,300 value of the warrants as determined by the Black-Scholes pricing model was recorded as debt extinguishment.

On March 22, 2012, the Company amended the terms of a $40,000 promissory note with an individual lender to extend the maturity date of the note to June 22, 2012. The note bears interest at 10% per annum payable on the maturity date. Pursuant to the amended note terms, the Company agreed to issue to the lender 10,000 five-year warrants to acquire its common stock at an exercise price of $1.30 per share for each month the note remains outstanding beyond the original March 22, 2012 maturity date. During the three and six months ended June 30, 2012, the Company accrued for issuance 30,000 and 40,000 warrants and recognized $22,200 and $24,000 of debt extinguishment expense pursuant to this arrangement, respectively. The warrants will be issued when the loan principal is repaid. On June 22, 2012, the Company again amended the promissory note to extend the maturity date to December 22, 2012. As consideration to the lender for extending the maturity date, the Company issued 15,000, five-year warrants to acquire its common stock at an exercise price of $1.30 per share. The $11,250 value of the warrants as determined by the Black-Scholes pricing model was recorded as debt extinguishment expense.

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

On May 31, 2012, the Company borrowed $90,628 pursuant to an insurance policy premium financing agreement. Under the terms of the agreement, the loan will be repaid in 11 monthly installments of $8,345 beginning July 1, 2012. The annual interest rate of the loan is 3.2%.

On June 29, 2012, the Company borrowed $15,000 from an individual lender pursuant to a promissory note. The note matures on December 29, 2012, and bears interest at a rate of 10% per annum payable on the maturity date. As consideration to the lender for making the loan, the Company issued 22,500, five-year warrants to acquire its common stock to the lender, with an exercise price of $1.30 per share. An original issue discount of $7,575 related to the warrants was recorded and will be amortized as interest expense over the term of the note.

The Company is in negotiations with the lenders of three currently due convertible notes with an aggregate principal amount of $376,716 to extend or convert the notes. There is no assurance that the Company will be able to extend or convert the notes.

Note 5. Shareholders’ Equity.

Between April 12 and May 7, 2012, the Company sold 432,000 shares of its common stock at $1.00 per share in a private offering. Pursuant to the terms of the private offering, the investors also received the right to purchase up to an additional 432,000 shares at $1.00 per share until June 29, 2012. The rights were determined to be immaterial and therefore, no amount was recorded. As of June 29, 2012, the Company had received subscriptions from these individuals to purchase 275,000 additional shares. On July 2, 2012, the Company closed on the sale of the additional shares.

On April 30, 2012, the Company issued 21,000 shares of its common stock to a consultant as prepayment of consulting work valued at $21,000 to be performed during the following six-month period. Also on April 30, 2012, the Company issued 5,923 shares to a service provider for $5,923 of accounts payable, in lieu of cash.

On June 20, 2012, the Company issued an aggregate of 41,250 shares of its common stock to its outside directors in lieu of cash for $41,250 of directors fees earned during the six month period ended June 30, 2012. On that same date, 9,500 shares of common stock were issued to director Larry Getlin in lieu of cash for $9,500 of consulting fees.

Note 6. Income Taxes.

The Company has generated net operating loss carryforwards of approximately $9.7 million. The Company has also generated approximately $12.9 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.3 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2012-2023. We believe that approximately $12.0 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $4.4 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025. The net operating loss carryforwards are subject to examination until they expire.

The Company had no significant unrecognized tax benefits as of December 31, 2011 and 2010 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease. The Company has adopted the policy of classifying income tax related interest and penalties as interest expense and general and administrative expense, respectively.

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2008 - 2011
State of Minnesota 2008 - 2011

Note 7. Accrued Development Expense.

In 2008 the Company entered into a “Development and Commercialization Agreement” with Artann, under the terms of which the parties have been collaborating to develop and commercialize the Company’s ProUroScan prostate mechanical imaging system.

On May 24, 2012, the parties executed an amendment to the agreement to revise the scheduling of a $750,000 milestone payment earned by Artann upon the FDA’s April 27, 2012 approval of the Company’s ProUroScan System. Under the revised payment schedule, the Company made a $100,000 first payment on May 25, 2012 and agreed to make the following payments to Artann:

•	$400,000 to be paid in increments of 25% of all net cash received by the Company from any funding source between May 22, 2012 and October 27, 2012, with any unpaid balance payable on October 27, 2012.

•	a $250,000 payment on October 27, 2012.

In addition, the Company agreed to pay simple interest at a 10% annual rate on the difference between the cumulative amounts that would have been paid to Artann under the previous payment schedule and the cumulative payments made under the revised schedule. Further, in recognition of Artann’s accommodation to the Company by rescheduling the timing of payments, the Company agreed to pay an accommodation fee equal to the interest amount that will be paid. The accommodation fee is being recorded as interest expense as it is incurred. The interest and accommodation payments are to be made on October 27, 2012.

The Company recorded the $750,000 FDA approval milestone cost as research and development expense during the three and six month period ended June 30, 2012. As of June 30, 2012, the $650,000 unpaid balance of the milestone payment was recorded as accrued development expense.

Note 8. Subsequent Events.

On August 9, 2012, the Company issued 25,000 non-qualified stock options to each of its non-employee directors pursuant to its standard annual option award program, upon their re-election to the Board. The options are fully vested and exercisable for a period of seven years at an exercise price of $0.60 per share, and vest ratably over 12 months. The options were valued at $0.46 per share using the Black-Scholes pricing model and will be expensed as general and administrative expense on a straight-line basis over the vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Background

On April 27, 2012, our innovative prostate imaging system, known as the ProUroScan™, received clearance for marketing in the United States from the FDA. The ProUroScan creates images and documents abnormalities of the prostate following an abnormal Digital Rectal Exam (“DRE”) using our new, proprietary mechanical elasticity imaging technology. We believe that the ProUroScan will become an important new option in the continuum of care in prostate disease.

Our imaging technology is based on work originally performed by Artann Laboratories, Inc. (“Artann”), a scientific technology company based in Trenton, New Jersey, focused on early-stage technology development. In addition to patented technology owned by ProUroCare, we have entered into license and development and commercialization agreements with Artann relating to their existing technology and know-how and all future technology developed by Artann in the urological field of use. We have worked with Artann on the technology’s development, assisted by a $3 million Small Business Innovation Research Phase II Competitive Renewal grant that was awarded to Artann by the National Institutes of Health and the National Cancer Institute.

Market Opportunity

Prostate cancer is the most common form of cancer and the second leading cause of cancer death (after lung cancer) in men. According to the National Cancer Institute, in 2011, more than 240,890 men were expected to be diagnosed with prostate cancer and over 33,000 were expected to die from the disease. Prostate cancer primarily affects men over age 50. There are over 42 million men over the age of 50 in the U.S., a demographic that is rapidly growing as the population ages.

In the current continuum of care for prostate cancer, men who are suspected of having prostate cancer either as a result of rectal exams, PSA test, or the presentation of other symptoms are routinely sent to prostate biopsy. A prostate biopsy is a painful and expensive procedure with a significant rate of complications, and only a 25% chance of a conclusive diagnosis. On an annual basis, there are over one million prostate biopsies performed in the United States. If cancer is ultimately diagnosed, we believe the ProUroScan has even more potential value as a documentation tool in the active surveillance of the disease.  Since prostate cancer is the slowest growing cancer in men, many patients, given a sufficient means of monitoring the disease, may elect to defer treatment because of the significant side effects and morbidity commonly associated with prostate removal or other forms of treatment, such as cryotherapy and radiation. The Prostate Cancer Foundation estimates there are more than 2 million men currently living with prostate cancer, and who are therefore candidates to benefit from the use of the ProUroScan as an important new documentation tool in long term active surveillance of their disease progression.

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

We anticipate that, in time, the majority of our revenue will be generated from testing fees and the sale of disposable components consumed in the testing process. Additional revenue will be generated by the sale of ProUroScan Systems, which likely will be placed in clinics under a variety of programs, which may include outright sales, operating leases, financing leases or arrangements where payments are based upon the usage of the system.

We intend to market the ProUroScan in foreign countries as soon as regulatory and economic considerations permit. We believe that these markets are, in total, larger than the United States market.

The ProUroScan System

The newly approved ProUroScan is specifically cleared to aid physicians in documenting abnormalities in the prostate following an abnormal DRE.  As an adjunct to DRE, the ProUroScan will be used following an abnormal DRE to generate a real-time image of the prostate.

Mechanical imaging is a medical imaging technology for visualizing abnormalities in soft tissue organs. Most abnormalities found in otherwise homogenous organ tissues are less elastic than normal tissues. The ProUroScan System’s unique technology uses mathematical algorithms to interpret measurements of relative prostate tissue elasticity taken by mechanical sensors. 2-D and 3-D elasticity images of the prostate and its composition are generated in real-time based on the measurement of the mechanical stress patterns on the rectal wall as the prostate is compressed by pressure sensor arrays mounted on a transrectal probe. The final composite image can be saved as a permanent electronic record and can be conveniently retrieved to view previous test results. The ProUroScan does not operate using ultrasound or MRI and does not involve any form of radiation.

Strategic Partner

We believe that the cost of establishing our own direct sales force of sufficient size and with the capability to commercialize the ProUroScan worldwide would require a considerable period of time and significant funding. Our plan is to establish a strategic relationship with a large urology, medical device, imaging, therapeutic or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements. We believe that establishing such a relationship would allow us to penetrate markets more quickly and afford us an opportunity to obtain additional financial support in the form of licensing fees, equity investments and “in-kind assistance” from key functional groups within the strategic partner organization. We have engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market and sell our products.

In advance of establishing such a strategic agreement, we will deploy one or two technical sales personnel to support the placement of systems in the facilities of several of our Physician Advisory Council members. These technical sales people will then focus on large urology practices in major U.S. metropolitan markets. The concentration of large urology group practices in the U.S. enables us to access a disproportionate number of physicians with a relatively small, highly targeted sales group. Once a strategic partnership arrangement is put in place, our technical sales people will provide business-to-business support to the partnering sales organization. They will also be used to assist in the initial analysis and development of other markets.

We are actively pursuing companies in different market segments, but there is no assurance that a strategic partner relationship can be completed on terms that are acceptable to us.

Current Status

During the course of the initial regulatory review process, the FDA issued an industry draft guidance document pertaining to cleaning and disinfecting reusable medical devices, which changed certain requirements needed for approval of the ProUroScan as a reusable device. Therefore, even though the ProUroScan probes were intended as multiple use devices, and were used multiple times during the clinical trials, we elected to classify the ProUroScan probe under review as a single-use device in order to avoid additional possible clearance delays as a result of the FDA cleaning and disinfecting guidance document. In order to market the system, we need to gain regulatory approval through the 510k process of a multiple-use sensor probe that meets the requirements of the reusable medical devices draft guidance. We are currently finalizing small changes to the probe designed to facilitate these requirements. Completion of the cleaning and disinfection studies and documentation will be used to support submission of a new 510(k) application for FDA market clearance of the probe as a reusable device. We believe that this work and FDA 510(k) clearance can be done concurrently with our marketing scale-up activities outlined below.

Now that we have received initial FDA clearance, we have begun to take the following actions leading to our product rollout:

•	Make modifications to our existing ProUroScan rectal probe, as described above.

•	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

•	Install ProUroScan Systems in the facilities of approximately six members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We believe the work done by these key opinion leaders will provide additional important scientific validation that will help facilitate market acceptance.

•	Develop additional software to expand the data management capabilities of the ProUroScan and lay the groundwork for future information services offerings.

•	Finalize a more portable/modular alternative configuration of the ProUroScan to further reduce its size and cost.

Our ability to complete these actions and achieve these goals is dependent upon the amount and timing of funding available to us; see “Cash Requirements,” below.

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

Three months ended June 30, 2012 compared to the three months ended June 30, 2011:

Operating Expenses/Operating Loss. Our operating expenses (and our operating loss) for the three months ended June 30, 2012 were $1,124,000, compared to $377,000 last year. The increase of $747,000 was almost entirely due to a $750,000 development milestone fee that became payable to Artann upon the FDA’s approval of the ProUroScan System. Aside from the milestone fee, our operating expenses for both periods consisted primarily of compensation costs, consulting and professional services costs, and costs related to being a public company. These costs decreased 1% from $377,000 during the three months ended June 30, 2011 to $374,000 during the same period of 2012.

Net Interest Expense. Our interest expense includes the stated interest on funds we have borrowed and certain debt issuance costs. Net interest expense for the three months ended June 30, 2012 was $52,000, an increase of 122% compared to $23,000 during the same period last year. The increase resulted from the placement of $711,000 in new debt since June 2011 at a 10% interest rate and $11,000 of interest expense related to a deferred payment schedule on the Artann development milestone fee, offset by a $400,000 reduction in bank loans.

Debt Extinguishment Expense. Our debt extinguishment expense arises primarily from stock or warrants issued pursuant to extensions or changes in the terms of short-term loans from lenders in certain financing transactions. Debt extinguishment expense for the three months ended June 30, 2012 increased to $261,000 from $88,000 during the same period last year. The increase is primarily attributed to shares of stock issued as consideration for the extension of bank loan guarantees and the issuance of warrants as consideration for extending the maturity dates of certain direct loans to the Company.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011:

Operating Expenses/Operating Loss. Our operating expenses (and our operating loss) for the six months ended June 30, 2012 were $1,405,000, compared to $726,000 last year. The increase of $679,000 was primarily due to a $750,000 development milestone fee that became payable to Artann upon the FDA’s approval of the ProUroScan in April 2012. Aside from the milestone fee, our operating expenses for both periods consisted primarily of compensation costs, consulting and professional services costs, and costs related to being a public company. The total of these costs decreased by $71,000, or 10% compared to the prior year. Consulting and professional services fees decreased by $94,000, or 45%, to $113,000 during the six months ended June 30, 2012 from $207,000 in the prior year, resulting from reduced legal, accounting, and regulatory consulting activity. Costs of $23,000 were incurred to transfer technology know-how from Artann to our manufacturing partners during the first half of 2011, which were not incurred in 2012. Travel costs were reduced to $19,000 in the first half of 2012, a $20,000 decrease from $39,000 in the same period last year. Offsets to these decreased expenses included an increase of $38,000 in compensation expense related to stock options issued to officers and directors, from $69,000 during the six months ended June 30, 2011 to $108,000 in 2012, and an increase in other compensation-related costs of $16,000, from $204,000 in the first half of 2011 to $220,000 in 2012.

Net Interest Expense. Net interest expense for the six months ended June 30, 2012 was $99,000, an increase of 84% compared to $54,000 during the same period last year. The increase resulted from the placement of $836,000 in new debt since March 2011 at a 10% interest rate and $11,000 of interest expense related to a deferred payment schedule on the Artann development milestone fee, offset by a $400,000 reduction in bank loans.

Debt Extinguishment Expense. Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the modification or changes to provisions of short-term loans from lenders in certain financing transactions. Debt extinguishment expense for the six months ended June 30, 2012, increased to $341,000 from $224,000 during the same period last year. The increase is primarily attributed to shares of stock issued as consideration for the extension of bank loan guarantees and the issuance of warrants as consideration for extending the maturity dates of certain direct loans to the Company.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $500,000 of senior bank notes and $1,200,000 of subordinated notes, and as a result, are not available to secure additional senior debt financing. The guarantors of our senior bank notes are James Davis, a director of the Company, and William S. Reiling, a greater than five percent shareholder of the Company. For these guarantees, we have paid consideration in the form of common stock to the guarantors.

Sources and Uses of Cash

Net cash used in operating activities was $515,000 during the six months ended June 30, 2012 compared to $583,000 in 2011. The reduction of cash used was primarily related to reduced operating expenses and deferrals of payments to suppliers and employees.

Net cash provided by financing activities was $536,000 during the six months ended June 30, 2012, which included the receipt of $432,000 from a private placement of common stock, $200,000 of cash proceeds from a private debt offering that was used to retire $200,000 of bank debt, a $90,000 insurance financing installment loan, and $55,000 in cash proceeds from other debt issuances, offset by a $42,000 reduction of installment debt. Net cash used in financing activities was $200,000 during the six months ended June 30, 2011, resulting from borrowing provided under a $125,000 secured debt placement, a $100,000 bank line of credit, and a $99,000 insurance financing installment loan, offset by the repayment of $106,000 in other loans and $18,000 of bank refinancing fees.

Cash Requirements

Now that we have received initial FDA clearance, we have begun to take the actions leading to our product rollout outlined in the “Current Status” section above. Our ability to complete these actions and achieve these goals is dependent upon the amount and timing of funding available to us.

We recognize that the cost of establishing our own direct sales force of sufficient size and with the capability to commercialize the ProUroScan worldwide would require a considerable period of time and significant funding. Instead, our plan is to establish a strategic relationship with a large urology medical device, imaging, therapeutic, or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements. In advance of establishing such a strategic agreement, we will deploy a small number of technical sales people to facilitate the placement of systems in the facilities of several key opinion leader physicians. The technical sales group will next focus on large urology practices in major U.S. metropolitan markets. If we are unable to establish a strategic relationship, we will need to build a larger sales and product support organization, which will require additional capital.

We expect to engage contract manufacturers, consultants, and engineering firms, and hire a limited number of key staff personnel, to scale-up operations for our commercial launch as outlined above. We estimate that these activities will require approximately $4.5 to $5.0 million during the remainder of 2012 and the first half of 2013 to accomplish. In addition, we will also need funding to pay a $577,500 development milestone payment pursuant to the terms of the Artann development agreement and a $500,000 secured bank promissory note, both of which are due in October 2012. The Company is in negotiations with the lenders of three currently due convertible notes with an aggregate principal amount of $376,716 to extend or convert the notes. There is no assurance that the Company will be able to extend or convert the notes.

Current Financing Plans

We plan to raise the required funds through a combination of sources, including private sales or a public offering of our debt or equity securities, the calling of currently redeemable warrants that may trigger exercise of such warrants by the holders, the exercise of other warrants nearing their expiration date, and potential support from a corporate strategic partner. We are dependent upon our ability to successfully raise new cash through these potential sources to fund operations, make the Artann milestone payment, and repay debt.

During the six months ended June 30, 2012, we closed on a $432,000 private placement of common stock, and closed on a further $275,000 sale in a continuation of that offering on July 2, 2012. We plan to initiate a second private offering of equity securities seeking to raise as much a $6 million during the remainder of 2012. Additional private or public offerings may be initiated in 2013 to achieve our financing needs. There is no assurance that capital can be raised through the means noted.

We have engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying a strategic corporate partner to help market our products, and we are actively engaged with them in exploring marketing opportunities with potential partner companies we have targeted. We expect such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these, but there is no assurance that such a relationship will be completed. In addition to financial support, a successful collaboration with such a partner could allow us to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of funding we will require.

As of June 30, 2012, we had several groups of warrants that are currently callable or that will expire in 2012 and 2013, including:

Number of Warrants	Exercise Price per Share	Potential Proceeds	Redemption/ Expiration
3,590,894	$1.30	$4,675,962	Currently redeemable; expires January 2014
1,152,113	$1.30	1,497,747	Expires November 2012
376,000	$0.50	188,000	Expires December 2012
93,500	$1.00	93,500	Expires December 2012
1,688,299	$1.30	2,194,789	Redeemable (1); expire August 2013
Total potential proceeds	$8,649,998

________________

(1) May be redeemed any time after the last sale price of our common stock equals or exceeds $4.00 per share for a period of 10 consecutive trading days;

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

If any funding events occur, existing shareholders will likely experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock. If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearance of the reusable probe for the ProUroScan is delayed, we will be forced to delay U.S. commercialization activities.

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

As of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On April 30, 2012, the Company issued 5,923 shares of its common stock to a service provider for expenses incurred by the provider.

On May 12, 2012, the Company issued 16,539 shares of its common stock to an investor as consideration for providing a guarantee for the Company’s $100,000 line of credit with a bank.

On June 20, 2012, the Company issued 41,250 shares of its common stock, in lieu of cash, to its directors for $41,250 of directors’ fees earned during the six months ended June 30, 2012.

On June 20, 2012, the Company issued 9,500 shares of its common stock to director Larry Getlin, in payment of $9,500 of consulting fees.

Warrants

Between May 22, 2012 and June 29, 2012, the Company issued 57,500, five-year warrants to acquire its common stock at an exercise price of $1.30 per share as consideration to two individual lenders for providing loans or loan extensions.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.]

Item 6. Exhibits.

Exhibit No.	Description
10.1	Promissory note dated January 17, 2012 issued in favor of Central Bank (filed herewith).
10.2	Line of credit agreement dated May 11, 2011 by and between ProUroCare Medical Inc. and Central Bank (filed herewith).
10.3	Amendment No. 4 to Development and Commercialization Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc. dated May 24, 2012 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 25, 2012).
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

_______________

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: August 14, 2012	By:	/s/ Richard C. Carlson
	Name: Title:	Richard C. Carlson Chief Executive Officer

Date: August 14, 2012	By:	/s/ Richard B. Thon
	Name: Title:	Richard B. Thon Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Promissory note dated January 17, 2012 issued in favor of Central Bank (filed herewith).
10.2	Line of credit agreement dated May 11, 2011 by and between ProUroCare Medical Inc. and Central Bank (filed herewith).
10.3	Amendment No. 4 to Development and Commercialization Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc. dated May 24, 2012 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 25, 2012).
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

_______________

*Filed herewith.

