Form 10-Q
period 2012-09-30
ProUroCare Medical Inc.
filed 2012-11-16
CIK 1222244

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The registrant has 17,508,764 shares of common stock and 306,679 Units outstanding as of November 8, 2012.

RELIANCE ON SECURITIES EXCHANGE COMMISSION EXEMPTIVE ORDER

PURSUANT TO SECTIONS 17A and 36 of the SECURITIES AND EXCHANGE ACT OF 1934

(SEC Release No. 68224 dated November 14, 2012)

The registrant is filing this Quarterly Report on Form 10-Q, for the period ended September 30, 2012, in reliance on the Securities Exchange Commission’s Exemptive Order, issued pursuant to Sections 17A and 36 of the Securities and Exchange Act of 1934 and contained in SEC Release No. 68224 dated November 14, 2012.  The registrant was unable to meet the original filing deadline for the above-referenced report (i.e., November 14, 2012) due primarily to slowdowns in the processing and confirmation of XBRL tagging and accuracy, and the inability of the registrant to consummate a final legal review of such report prior to the close of business on November 14, 2012.

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  ProUroCare Medical Inc.

 (A Development Stage Company)

 Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash	$131,190	$25,843
Other current assets	151,206	124,446
Total current assets	282,396	150,289
Equipment and furniture, net	14,404	14,710
Debt issuance costs, net	73,202	74,631
	$370,002	$239,630
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$700,025	$800,000
Notes payable, net of original issue discount	267,575	114,286
Convertible notes payable	136,716	76,716
Convertible note payable, related party	342,558	342,558
Accounts payable	718,668	642,133
Accrued development expense	577,500	—
Accrued expenses	430,469	400,478
Total current liabilities	3,173,511	2,376,171
Commitments and contingencies:
Long-term note payable, bank	—	100,025
Long-term convertible notes payable	150,000	150,000
Long-term convertible note payable, related party	550,000	350,000
Total liabilities	3,873,511	2,976,196
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized
50,000,000 shares; 17,799,987 and 16,498,907
shares issued and 17,795,443 and 16,334,245
shares outstanding on September 30, 2012 and
December 31, 2011, respectively	178	163
Additional paid-in capital	34,782,407	33,225,740
Deficit accumulated during development stage	(38,286,094)	(35,962,469)
Total shareholders’ deficit	(3,503,509)	(2,736,566)
	$370,002	$239,630

___________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

 Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 17,1999 (Inception) to
	2012	2011	2012	2011	September 30, 2012
Operating expenses:
Research and development	$19,460	$20,816	$784,860	82,636	$8,839,483
General and administrative	181,719	385,562	821,362	1,050,084	15,660,676
Total operating expenses	201,179	406,378	1,606,222	1,132,720	24,500,159
Operating loss	(201,179)	(406,378)	(1,606,222)	(1,132,720)	(24,500,159)
Incentive for early warrant exercise	—	—	—	—	(1,999,622)
Incentive for early warrant exercise - related parties	—	—	—	—	(727,481)
Interest income	—	—	—	805	23,867
Interest expense	(40,385)	(30,566)	(105,338)	(84,293)	(5,642,991)
Interest expense - related parties	(19,743)	—	(53,745)	—	(2,387,234)
Debt extinguishment expense	(25,846)	(12,334)	(101,786)	(36,185)	(1,526,677)
Debt extinguishment expense - related parties	(191,490)	(81,520)	(456,534)	(282,166)	(1,525,797)
Net loss	$(478,643)	$(530,798)	$(2,323,625)	(1,534,559)	$(38,286,094)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)	$(0.14)	$(0.10)	$(8.11)

Weighted average number of shares outstanding:
Basic and diluted	17,760,769	16,238,526	17,183,340	16,084,455	4,719,494

________________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

 (A Development Stage Company)

 Consolidated Statements of Cash Flows

  (Unaudited)

	Nine Months Ended September 30,		Period from August 17,1999 (Inception) to
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(2,323,625)	$(1,534,559)	$(38,286,094)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	306	414	22,363
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	6,981	129,559	2,743,630
Common stock issued for services rendered	98,053	43,749	486,764
Common stock issued for debt issuance cost	—	2,697	166,831
Notes payable issued for intangibles expensed
as research and development	—	—	150,000
Notes payable issued for interest	1,000	—	1,000
Convertible note issued for services rendered	—	—	2,700
Warrants issued for services	—	61,050	683,370
Warrants issued for debt issuance cost	—	—	1,782,828
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—	—	8,700
Units issued for debt extinguisment	—	—	870,981
Amortization of original issue discount on debt	11,609	—	2,648,941
Amortization of debt issuance costs	562,276	322,081	3,664,899
Bargain conversion option added to note payable-
related parties for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development,
paid by issuance of common stock to CS Medical
Technologies, LLC	—	—	475,000
License rights expensed as research and development,
paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Other current assets	(24,660)	(2,280)	(91,922)
Accounts payable	81,506	130,094	905,533
Accrued development expense	577,500	—	2,642,885
Accrued expenses	185,946	154,693	1,243,187
Net cash used in operating activities	(823,108)	(692,502)	(15,289,194)

ProUroCare Medical Inc.

  (A Development Stage Company)

  Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,		Period from August 17,1999 (Inception) to
	2012	2011	September 30, 2012
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(36,767)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	—	—	(36,767)
Cash flows from financing activities:
Proceeds of note payable, bank	—	100,000	700,000
Payments of note payable, bank	(200,000)	—	(1,700,000)
Proceeds of notes payable	295,627	99,000	1,370,100
Payment of notes payable	(74,172)	(130,920)	(1,755,906)
Proceeds of notes payable - related parties	—	—	1,096,596
Payments of notes payable - related parties	—	—	(282,800)
Proceeds from long-term convertible notes payable
and bank debt	—	75,000	4,357,362
Proceeds from long-term convertible notes
payable - related parties	200,000	150,000	1,913,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	—	2,223,788
Payments for debt issuance costs	—	(18,000)	(793,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	—	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	707,000	—	9,737,756
Net cash provided by financing activities	928,455	275,080	15,457,151
Net increase (decrease) in cash	105,347	(417,422)	131,190
Cash, beginning of the period	25,843	419,136	—
Cash, end of the period	$131,190	$1,714	$131,190

ProUroCare Medical Inc.

  (A Development Stage Company)

  Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,		Period from August 17,1999 (Inception) to
	2012	2011	September 30, 2012
Supplemental cash flow information:
Cash paid for interest	$38,785	$46,565	$1,020,525
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	—	371,808
Deferred offering costs offset against gross proceeds
of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Debt issuance costs included in accrued expenses	—	9,000	160,044
Warrants issued for debt issuance costs	91,125	—	846,980
Warrants issued for services rendered	—	111,000	12,500
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable tendered for warrant exercise	—	—	1,077,982
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	—	13,569
Convertible debt issued in lieu of cash for
accrued expenses	—	—	31,413
Convertible debt issued in lieu of cash for
accounts payable	—	65,698	65,698
Convertible debt issued as debt issuance costs related to
guarantee of long-term debt (recorded as a
beneficial conversion in additional paid-in capital)
applied to accounts payable	—	—	733,334
Conversion of accrued expenses to equity	160,044	103,154	683,305
Conversion of notes payable to equity	—	—	610,300
Conversion of convertible debt to equity	—	—	2,962,084
Conversion of notes payable to convertible notes payable	20,000	—	220,000
Common stock issued in lieu of cash for
accrued expenses	—	12,500	271,553
Common stock issued in lieu of cash for
accounts payable	4,971	100,000	227,262
Common stock issued in lieu of cash for
accrued development cost	—	—	2,065,385
Common stock issued for debt issuance cost	486,408	298,333	1,601,571
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

__________________________

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

 Notes to Consolidated Financial Statements

September 30, 2012 and 2011 and the period from

August 17, 1999 (Inception) to September 30, 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be anti-dilutive. Anti-dilutive common equivalent shares issuable based on future exercise of stock options and warrants or conversion of convertible debt could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were anti-dilutive for the three and nine months ended September 30, 2012 and 2011 and the period from August 17, 1999 (inception) to September 30, 2012 due to the Company’s net losses. 10,598,385 shares of common stock issuable under stock options, warrants, and convertible debt were excluded from the computation of diluted net loss per common share for each of the three and nine month periods ended September 30, 2012 and the period from August 17, 1999 (inception) to September 30, 2012, respectively, and 10,046,056 such shares were excluded for each of the three and nine month periods ended September 30, 2011.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The weighted-average assumptions used in these calculations for options granted during the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30		Nine months Ended September 30
	2012	2011	2012	2011
Risk-free Interest Rate	0.50%	0.62%	0.50%	1.14%
Expected Life of Options Granted	3.8 years	4.0 years	3.8 years	4.0 years
Expected Volatility	121.3%	125.8%	121.3%	125.5%
Expected Dividend Yield	0	0	0	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option. For performance-based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur to determine the vesting period used for each option grant. Expected volatility is based on a simple average of weekly price data since April 5, 2004, the date the Company merged with PUC. Since the Company has only two employees, management expects and estimates that substantially all employee stock options will vest; therefore, the forfeiture rate used was zero. The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect.

During the three month period ended September 30, 2012, the Company estimated that it was less likely than not that certain performance-based options will vest. As a result, $137,394 of compensation expense previously recognized related to these options was reversed. Stock-based compensation expense (income) related to options was $(100,604), $6,981 and $2,621,055 for the three and nine month periods ended September 30, 2012 and the period from August 17, 1999 (inception) to September 30, 2012, respectively, or $(0.01), $0.00, and $0.56 on a per share basis. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $18,000 for the remainder of the year ending December 31, 2012 and $34,500 for the year ending December 31, 2013. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

(e)	Warrants

Warrants issued to lenders and loan guarantors who provide financing or loan guarantees to the Company are recorded at their fair value as debt issuance cost assets or original issue discount on the date the loans are made and expensed as interest or debt extinguishment expense over the term of the debt. During the three and nine months ended September 30, 2012, the Company issued or accrued for issuance 30,000 and 137,500 warrants related to loans and loan guarantees valued at $18,000 and $91,125, respectively. No such warrants were issued during the three and nine months ended September 30, 2011.

The Company’s policy is to record warrants issued to non-employees as consideration for goods or services received at their fair value on the issue date and expense them as an operating expense depending on the nature of the goods or services received. No warrants were issued to non-employees during the three and nine months ended September 30, 2012. The Company issued 0 and 150,000 warrants valued at $0 and $111,000 to a consultant as consideration for services during the three and nine months ended September 30, 2011.

The fair value of warrants is determined using the Black-Scholes pricing model. The weighted-average assumptions used are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Risk-free Interest Rate	1.13%	n/a	0.95%	1.52%
Expected Life of Warrants Issued	5.25 years	n/a	5.13 years	4.89 years
Expected Volatility	122.7%	n/a	122.5%	126.3%
Expected Dividend Yield	0	n/a	0	0

(f)	Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock or warrants. The value of the stock-based compensation that does not represent original issue discount is recorded as debt issuance cost and amortized over the term of the loans.

Pursuant to the debt guarantees of the Company’s bank loans (see Note 3) and loan arrangements with individual lenders (see Note 4), a total of 4,544 and 489,560 shares of stock valued at $4,089 and $477,297 were issued or accrued for issuance and recorded as debt issuance cost during the three and nine months ended September 30, 2012, respectively. In addition, 30,000 and 115,000 warrants valued at $18,000 and $83,550 were issued or accrued for issuance and recorded as debt issuance cost in connection with loans received from individual lenders during the three and nine months ended September 30, 2012, respectively.

Debt issuance costs are summarized as follows:

	September 30, 2012	December 31, 2011
Debt issuance costs, gross	$1,684,656	$1,204,639
Less amortization	(1,611,454)	(1,130,008)
Debt issuance costs, net	$73,202	$74,631

Amortization expense related to debt issuance costs was $217,336, $562,276, and $3,664,899 for the three and nine months ended September 30, 2012, and the period from August 17, 1999 (Inception) to September 30, 2012, respectively. Amortization expense related to debt issuance costs was $87,353, and $304,081 for the three and nine months ended September 30, 2011.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception, and our requirement for additional working capital to support future operations, raises substantial doubt as to our ability to continue as a going concern. As of September 30, 2012 the Company had an accumulated deficit of $38,286,094. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2. Accrued Expenses.

Accrued expenses are summarized as follows:

	September 30, 2012	December 31, 2011
Accrued compensation	$125,511	$101,693
Accrued interest	151,532	47,799
Consulting fees	71,500	49,000
Audit fees	31,500	35,000
Legal fees	25,287	5,800
Directors’ fees	21,000	0
Accrued stock to be issued for loan consideration	4,089	160,044
Accrued use tax	0	1,092
Other	50	50
	$430,469	$400,478

Note 3. Notes Payable – Bank.

The following summarizes notes payable - bank balances at September 30, 2012 and December 31, 2011, and the related activity during the nine months ended September 30, 2012:

	September 30, 2012	December 31, 2011	Activity during the nine months ended September 30, 2012
Short-term notes payable, bank:
Crown Bank promissory note	$500,000	$700,000	Principal reduction of $200,000
Central Bank promissory note	100,025	—	Reclassified from long-term; Note was extended through January 17, 2013
Central Bank line of credit	100,000	100,000	Line was renewed through May 12, 2013
Total short-term notes payable, bank	$700,025	$800,000
Long-term notes payable, bank:
Central Bank promissory note	$—	$100,025	Reclassified to short- term

Crown Bank Loans

Pursuant to loan consideration agreements dated October 11, 2011, on February 15, 2012, the Company issued an aggregate 150,000 shares of common stock to James Davis, a director of the Company, and William Reiling, a greater than 5% shareholder, as guarantors of the Company’s Crown Bank loan (the “Guarantors”). On March 30, 2012, the Guarantors purchased a total of $200,000 of the Company’s 10% Secured Convertible Subordinated Notes (see Note 4), and the proceeds were used to reduce the principal amount of the Crown Bank loan. On the same date, the parties amended the loan consideration agreements, pursuant to which 281,610 shares of common stock were issued to the Guarantors, representing the maximum number of shares that could be earned for the guarantee period from April 1, 2012 to October 31, 2012 in the original agreement. The $453,190 fair market value of the 431,610 total shares issued was recorded as debt issuance cost and is being amortized over the term of the loan on a straight-line basis. During the three and nine months ended September 30, 2012 the Company recorded debt extinguishment expense of $191,490 and $456,534, respectively, related to the consideration shares.

Central Bank Loans

On January 17, 2012, the Company renewed its $100,025 Central Bank loan. The renewed loan matures on January 17, 2013, and bears interest at the prime rate plus 1%, with a minimum annual rate of 5.0% (currently 5%). Pursuant to agreements with the guarantor of this loan, the Company issued 6,666 shares of common stock relating to the guarantee period from July 17, 2011 through January 17, 2012 that had been accrued for issuance during that period. The Company issued 9,088 shares for the period from January 17, 2012 through July 17, 2012 and is accruing 1,515 shares per month that will be issued at the end of the loan term. The $12,268 value of the 13,633 shares issued and accrued for the period from January 17, 2012 through September 30, 2012 was recorded as debt issuance cost. During the three and nine months ended September 30, 2012 the Company recorded debt extinguishment expense of $3,862 and $12,083, respectively, related to the consideration shares.

Pursuant to the terms of a consideration agreement with a guarantor of the Company’s $100,000 line of credit arrangement with Central Bank, on May 11, 2012, the Company issued to the guarantor 8,064 shares of its common stock related to the guarantee period from May 11, 2012 through November 11, 2012, and will accrue for later issuance 1,344 shares for each following month of the loan term. The $8,145 value of the shares is being amortized as debt extinguishment expense over the initial guarantee period. Principal amounts borrowed against the line of credit will bear interest at the prime rate plus 1.0%, with a minimum rate of 5.0% (currently 5%). During the three and nine months ended September 30, 2012, the Company recorded interest expense of $0 and $3,956 and debt extinguishment expense of $3,984 and $6,153, respectively, related to the consideration shares.

Note 4. Notes Payable.

The following summarizes notes payable balances at September 30, 2012 and December 31, 2011, and the related activity during the nine months ended September 30, 2012:

	September 30, 2012	December 31, 2011	Activity during the nine months ended September 30, 2012
Short-term notes payable:
Insurance policy financing	$57,982	$41,527	Original installment loan repaid; new installment loan established
Note payable due December 22, 2012	40,000	40,000	Maturity date was extended
Note payable due November 22, 2012	21,000	40,000	$20,000 was converted into a short-term convertible note, $1,000 of interest was converted to note principal, and the maturity date was extended
Note payable due December 26, 2012	150,000	0	New loan
Note payable due December 29, 2012	15,000	0	New loan
Less: original issue discount	(16,407)	(7,241)	Original issue discount related to warrants issued pursuant to note
Total short-term notes payable	$267,575	$114,286
Short-term convertible notes payable:
Note payable due August 10, 2013	$65,698	$65,698	Extended maturity date, reduced conversion price
Note payable due August 11, 2013	11,018	11,018	Extended maturity date, reduced conversion price
Notes payable due January 31, 2013	60,000	0	Notes issued for $40,000 cash and $20,000 conversion of short-term note
Total short-term convertible notes payable	$136,716	$76,716
Short-term convertible notes payable, related party:
Note payable due August 8, 2013	$300,000	$300,000	Extended maturity date, reduced conversion price
Notes payable due December 28, 2012	42,558	42,558	Extended maturity date
Total short-term convertible notes payable, related party	$342,558	$342,558
Long-term convertible notes payable:
Notes payable due September 20, 2013	$150,000	$150,000	No activity
Long-term convertible notes payable, related party:
Notes payable due September 20, 2013	$350,000	$350,000	No activity
Notes payable due March 31, 2014	200,000	0	Notes issued for $200,000 cash, (proceeds used to reduce Crown Bank note principal –see Note 3)
Total long-term convertible notes payable, related party	$550,000	$350,000

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

On March 22, 2012, the Company amended the terms of a $40,000 promissory note with an individual lender to extend the maturity date of the note to June 22, 2012. The note bears interest at 10% per annum payable on the maturity date. Pursuant to the amended note terms, the Company agreed to issue to the lender 10,000 five-year warrants to acquire its common stock at an exercise price of $1.30 per share for each month the note remains outstanding beyond the original March 22, 2012 maturity date. During the three and nine months ended September 30, 2012, the Company accrued for issuance 30,000 and 40,000 warrants and recognized $18,000 and $42,000 of debt extinguishment expense pursuant to this arrangement, respectively. The warrants will be issued when the loan principal is repaid. On June 22, 2012, the Company again amended the promissory note to extend the maturity date to December 22, 2012. As consideration to the lender for extending the maturity date, the Company issued 15,000, five-year warrants to acquire its common stock at an exercise price of $1.30 per share. The $11,250 value of the warrants as determined by the Black-Scholes pricing model was recorded as debt extinguishment expense.

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

On May 31, 2012, the Company borrowed $90,627 pursuant to an insurance policy premium financing agreement. Under the terms of the agreement, the loan will be repaid in 11 monthly installments of $8,345 beginning July 1, 2012. The annual interest rate of the loan is 3.2%.

On June 29, 2012, the Company borrowed $15,000 from an individual lender pursuant to a promissory note. The note matures on December 29, 2012, and bears interest at a rate of 10% per annum payable on the maturity date. As consideration to the lender for making the loan, the Company issued 22,500, five-year warrants to acquire its common stock to the lender, with an exercise price of $1.30 per share. An original issue discount of $7,575 related to the warrants was recorded and is being amortized as interest expense over the term of the note. $3,788 of interest expense was recorded during the three month period ended September 30, 2012.

On September 26, 2012, the Company borrowed $150,000 from an individual investor pursuant to a secured promissory note. The note matures on December 26, 2012, and is secured by a subordinated security interest in all Company assets. In lieu of interest or any other consideration, the Company issued 30,000 shares of its common stock to the lender. The $13,200 value of the shares was recorded as original issue discount and is being amortized as interest expense over the term of the note. $580 of interest expense was recorded during the three month period ended September 30, 2012.

On September 27, 2012, the Company amended the maturity date of a $300,000 convertible subordinated promissory note with an individual investor. Pursuant to an extension agreement with the lender, the Company agreed to reduce the conversion price of the note from $1.30 per share to $1.00 per share in consideration for a one year extension of the promissory note’s maturity date. The amended note matures on August 8, 2013. On the same date, the Company amended the maturity date of a $65,698 unsecured convertible promissory note with a limited partnership to now mature on August 10, 2013, and the maturity date of an $11,018 unsecured convertible promissory note with an individual lender to now mature on August 11, 2013. Pursuant to the extension agreements with the lenders, the Company agreed to reduce the conversion price of the notes from $1.30 per share to $1.00 per share in consideration for the one year extension of the promissory notes. The note amendments did not result in the recording of additional expense, as there was no intrinsic value of the conversion features, both before and after the modifications.

Note 5. Shareholders’ Equity.

Between April 12 and July 2, 2012, the Company sold 707,000 shares of its common stock at $1.00 per share in a private offering.

On August 9, 2012, the Company issued 25,000 non-qualified stock options to each of its non-employee directors pursuant to its standard annual option award program, upon their re-election to the Board. The options are fully vested and exercisable for a period of seven years at an exercise price of $0.60 per share, and vest ratably over 12 months. The options were valued at $0.46 per share using the Black-Scholes pricing model and will be expensed as general and administrative expense on a straight-line basis over the vesting period. The assumptions used in the Black-Scholes valuation of these options are shown in the table in Note 1(d).

On September 26, 2012, the Company issued 30,000 shares of its common stock to an individual lender as interest consideration for the loan (see Note 4).

Note 6. Income Taxes.

The Company has generated net operating loss carryforwards of approximately $10.0 million. The Company has also generated approximately $13.2 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.3 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.1 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2013-2023. We believe that approximately $11.9 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $4.6 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025. The net operating loss carryforwards are subject to examination until they expire.

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

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2009 - 2011
State of Minnesota 2009 - 2011

Note 7. Accrued Development Expense.

In 2008 the Company entered into a “Development and Commercialization Agreement” with Artann, under the terms of which the parties have been collaborating to develop and commercialize the Company’s ProUroScan prostate mechanical imaging system. Under the terms of the Development and Commercialization Agreement, the Company recorded as research and development expense a $750,000 milestone earned by Artann upon the FDA’s April 27, 2012 approval of the Company’s ProUroScan System.

On May 24, 2012, the parties executed an amendment to the Development and Commercialization Agreement to revise the scheduled timing of the $750,000 milestone payment. Under the revised payment schedule, the Company made a $100,000 first payment on May 25, 2012 and agreed to make the following payments to Artann:

•	$400,000 to be paid in increments of 25% of all net cash received by the Company from any funding source between May 22, 2012 and October 27, 2012, with any unpaid balance payable on October 27, 2012; and

•	a $250,000 payment on October 27, 2012.

In addition, the Company agreed to pay simple interest at a 10% annual rate on the difference between the cumulative amounts that would have been paid to Artann under the previous payment schedule and the cumulative payments made under the revised schedule. Finally, in recognition of Artann’s accommodation to the Company by rescheduling the timing of payments, the Company agreed to pay an accommodation fee equal to the interest amount to be paid. Both the interest and the accommodation fee are being recorded as interest expense as it is incurred.

As of September 30, 2012, the $577,500 unpaid balance of the milestone payment was recorded as accrued development expense.

Note 8. Subsequent Events.

On October 29, 2012, the Company borrowed $100,000 from an individual investor pursuant to a secured promissory note. The note matures on December 26, 2012, and is secured by a subordinated security interest in all Company assets. In lieu of interest or any other consideration, the Company issued 20,000 shares of its common stock to the lender. The $10,000 value of the shares was recorded as original issue discount and will be amortized as interest expense over the term of the note.

On November 12, 2012, the Company and Artann amended their Development and Commercialization Agreement (see Note 7). Under the terms of the amendment, the amounts due on October 27, 2012 will be due on November 27, 2012. The Company agreed to pay simple interest on the amount due at a rate of 20% per year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

Market Opportunity

Prostate cancer is the most common form of cancer and the second leading cause of cancer death (after lung cancer) in men. According to the National Cancer Institute, it is estimated that 241,740 men will be diagnosed with and 28,170 will die of cancer of the prostate in 2012. Prostate cancer primarily affects men over age 50. There are over 42 million men over the age of 50 in the U.S., a demographic that is rapidly growing as the population ages.

In the current continuum of care for prostate cancer, men who are suspected of having prostate cancer either as a result of rectal exams, PSA test, or the presentation of other symptoms are routinely sent to prostate biopsy. A prostate biopsy is a painful and expensive procedure with a significant rate of complications, and only a 25% chance of a conclusive diagnosis. On an annual basis, there are over one million prostate biopsies performed in the United States. If cancer is ultimately diagnosed, we believe the ProUroScan has even more potential value as a documentation tool in the active surveillance of the disease.  Since prostate cancer is the slowest growing cancer in men, many patients, given a sufficient means of monitoring the disease, may elect to defer treatment because of the significant side effects and morbidity commonly associated with prostate removal or other forms of treatment, such as cryotherapy and radiation. The Prostate Cancer Foundation estimates there are more than 2 million men currently living with prostate cancer, and who we believe are therefore candidates to benefit from the use of the ProUroScan as an important new documentation tool in long term active surveillance of their disease progression.

Current tools used to detect the presence of an abnormality in the prostate have significant limitations, a fact that has been documented in numerous scientific articles published throughout the world. Prostate disease patients who receive an abnormal test result must make numerous decisions with the help of their physician, such as whether to biopsy, based on limited, non-specific and sometimes subjective information. We believe that our ProUroScan System’s ability to produce images of the prostate and objectively document abnormalities will be of significant value to the patient and his physician as an adjunct to the DRE.

We anticipate that, in time and with further development of the ProUroScan system, the majority of our revenue will be generated from testing (service) fees and the sale of disposable components consumed in the testing process. Additional revenue will be generated by the sale of ProUroScan Systems, which likely will be placed in clinics under a variety of programs, which may include outright sales, service agreements, operating leases, financing leases or other arrangements

We intend to market the ProUroScan in foreign countries as soon as regulatory and economic considerations permit. We believe that these markets are, in total, larger than the United States market.

The ProUroScan System

The newly approved ProUroScan is specifically cleared to aid physicians in documenting abnormalities in the prostate following an abnormal DRE.  As an adjunct to DRE, the ProUroScan will be used following an abnormal DRE to generate and store a real-time image of the prostate.

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

We believe that demonstrating market acceptance of the ProUroScan system is essential to our ability to attract potential strategic partners and establish a relationship on acceptable terms. To that end, in advance of establishing such a strategic agreement, we plan to deploy one or two technical sales personnel to support the placement of systems in the facilities of several of our Physician Advisory Council members. These technical sales people will then focus on large urology practices in major U.S. metropolitan markets. The concentration of large urology group practices in the U.S. enables us to access a disproportionate number of physicians with a relatively small, highly targeted sales group. Once a strategic partnership arrangement is put in place, our technical sales people will provide business-to-business support to the partnering sales organization. They will also be used to assist in the initial analysis and development of other markets.

We are actively pursuing companies in different market segments, but there is no assurance that a strategic partner relationship can be completed on terms that are acceptable to us.

Current Status

During the course of the initial regulatory review process, the FDA issued an industry draft guidance document pertaining to cleaning and disinfecting reusable medical devices, which changed certain requirements needed for approval of the ProUroScan as a reusable device. Therefore, even though the ProUroScan probes were intended as multiple use devices, and were used multiple times during the clinical trials, we elected to classify the ProUroScan probe then under review as a single-use device in order to avoid additional possible clearance delays as a result of the FDA cleaning and disinfecting guidance document. In order to market the system, we need to obtain regulatory approval through the 510k process of a multiple-use sensor probe that meets the requirements of the reusable medical devices draft guidance. We are currently finalizing small changes to the probe designed to facilitate these requirements, and have submitted a cleaning and disinfection validation protocol to the FDA. We will conduct cleaning and disinfection studies once this draft protocol has been agreed to by the agency and the results will then be used to support submission of a new 510(k) application for FDA market clearance of the probe as a reusable device. We believe that this work and FDA 510(k) clearance can be done concurrently with our marketing scale-up activities outlined below.

Since receiving initial FDA clearance, we have begun to make modifications to our existing ProUroScan rectal probe in preparation for our next 510(k) submission and clearance, as described above, and plan to initiate the following actions leading to our product rollout as soon as funding permits:

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

Current operating expenses

We incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, public and investor relations, financial consulting, directors’ and officers’ insurance premiums, financial printing, press releases, and transfer agent fees. We also incur costs associated with regulatory, manufacturing and quality consulting, and the prosecution and maintenance of our intellectual property. In addition, we incur normal general and administrative costs including executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses. As we move into production and begin marketing our products, we expect to add internal resources starting with operations, marketing, and engineering.

Three months ended September 30, 2012 compared to the three months ended September 30, 2011:

Operating Expenses/Operating Loss. Our operating expenses (and our operating loss) for the three months ended September 30, 2012 were $201,000, compared to $406,000 last year. The decrease of $205,000 is primarily attributable to a reduction in estimates of management bonus expense and performance-based option vesting, which reduced recorded expenses by $43,000 and $137,000, respectively. Our operating expenses for both periods consisted primarily of compensation costs, consulting and professional services costs, and costs related to being a public company. These costs, excluding the changes to the bonus and option expense, decreased 6% from $406,000 during the three months ended September 30, 2011 to $382,000 during the same period in 2012.

Net Interest Expense. Our interest expense includes the stated interest on funds we have borrowed and the amortization of certain debt issuance costs. Net interest expense for the three months ended September 30, 2012 was $60,000, an increase of 96% compared to $31,000 during the same period last year. The increase resulted from an increase of $386,000 in debt principal since September 2011 and $17,000 of interest expense related to the deferred payment schedule of the Artann development milestone fee.

Debt Extinguishment Expense. Our debt extinguishment expense arises primarily from stock or warrants issued pursuant to extensions or changes in the terms of short-term loans from lenders in certain financing transactions. Debt extinguishment expense for the three months ended September 30, 2012 increased to $217,000 from $94,000 during the same period last year. The increase is primarily attributed to shares of stock issued as consideration for the extension of bank loan guarantees and the issuance of warrants as consideration for extending the maturity dates of certain direct loans to the Company.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

Operating Expenses/Operating Loss. Our operating expenses (and our operating loss) for the nine months ended September 30, 2012 were $1,606,000, compared to $1,133,000 last year. The increase of $473,000 was primarily due to a $750,000 development milestone fee that became payable to Artann upon the FDA’s approval of the ProUroScan in April 2012. This increase was offset by a reduction in estimates of management bonus expense and performance-based option vesting, which reduced recorded expenses by $43,000 and $137,000, respectively. Excluding the milestone fee and the changes to the bonus and option expense estimates, our operating expenses for both periods consisted primarily of compensation costs, consulting and professional services costs, and costs related to being a public company. The total of these costs decreased by $96,000, or 8% compared to the prior year, which is primarily attributable to a $69,000 reduction in patent-related legal costs.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2012 was $159,000, an increase of 89% compared to $84,000 during the same period last year. The increase resulted from the net increase in debt of $761,000 since March 2011 and $28,000 of interest expense related to the deferred payment schedule of the Artann development milestone fee.

Debt Extinguishment Expense. Our debt extinguishment expense arises primarily from the issuance of stock or warrants issued pursuant to the modification or changes to provisions of short-term loans from lenders in certain financing transactions. Debt extinguishment expense for the nine months ended September 30, 2012, increased to $558,000 from $318,000 during the same period last year. The increase is primarily attributed to shares of stock issued as consideration for the extension of bank loan guarantees and the issuance of warrants as consideration for extending the maturity dates of certain direct loans to the Company.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $500,000 of senior bank notes and $1,450,000 of subordinated notes, and as a result, are not available to secure additional senior debt financing. The guarantors of our senior bank notes are James Davis, a director of the Company, and William S. Reiling, a greater than five percent shareholder of the Company. For these guarantees, we have paid consideration in the form of common stock to the guarantors.

Sources and Uses of Cash

Net cash used in operating activities was $823,000 during the nine months ended September 30, 2012 compared to $693,000 in 2011. The increase in cash used was primarily related to $173,000 of payments on the Artann milestone development expense.

Net cash provided by financing activities was $928,000 during the nine months ended September 30, 2012, resulting primarily from the receipt of $707,000 from a private placement of common stock, $200,000 of cash proceeds from a private debt offering that was used to retire $200,000 of bank debt, $205,000 in cash proceeds from other debt issuances, and a $16,000 net increase in an insurance financing installment loan balance. Net cash provided by financing activities was $275,000 during the nine months ended September 30, 2011, resulting primarily from borrowing provided under $225,000 of secured debt placements, a $100,000 bank line of credit, and a $16,000 net increase in an insurance financing installment loan, less the repayment of $65,000 of other loans and $18,000 of debt issuance costs.

During the nine months ended September 30, 2011 and 2012, we had no cash provided or used in investing activities.

Cash Requirements

Since receiving initial FDA clearance, we have begun to take the actions leading to our product rollout outlined in the “Current Status” section above. Our ability to complete these actions is dependent upon the amount and timing of funding available to us.

We expect to engage contract manufacturers, consultants, and engineering firms, and hire a limited number of key personnel, to scale-up operations for our commercial launch as outlined above. We estimate that these activities will require approximately $3.0 million during the remainder of 2012 and the first half of 2013 to accomplish. In addition, we will also need funding to pay approximately $550,000 due to Artann pursuant to the terms of the development agreement. Finally, we expect to retire $290,000 of short-term debt in December, 2012, and intend to retire approximately $100,000 of our $500,000 secured bank debt and extend the maturity date of the remainder for another year. If the funds raised through our financing efforts are sufficient, we also plan to fund further product development projects we have defined to provide an improved system configuration and significantly lower product cost.

As discussed below, a key piece of our plan is to establish a relationship with a corporate partner which may provide financial and operation support. If we are unable to establish this strategic relationship, we will need to build a larger sales and product support organization, which will require additional capital.

Current Financing Plans

We plan to raise the required funds through a combination of sources, including private sales or a public offering of our debt or equity securities, the calling of currently redeemable warrants that may trigger exercise of such warrants by the holders, the potential exercise by holders of other warrants nearing their expiration date, and potential support from a corporate strategic partner. We are dependent upon our ability to successfully raise new cash through these potential sources to fund operations, make the Artann milestone payment, and repay debt.

We expect to raise the funds to meet the cash requirements outlined above through a private offering of equity securities during the remainder of 2012. Additional private or public offerings may be initiated in 2013 to achieve our financing needs. There is no assurance that capital can be raised through the means noted.

As of November 12, 2012, we had several groups of warrants that are currently callable or that will expire in 2012 and 2013, including:

Number of Warrants	Exercise Price per Share	Potential Proceeds	Redemption/ Expiration
376,000	$0.50	$188,000	Expire December 2012
93,500	$1.00	93,500	Expire December 2012
1,688,299	$1.30	2,194,789	Redeemable (1); expire August 2013
3,590,894	$1.30	4,675,962	Currently redeemable; expires January 2014
Total potential proceeds		$7,152,251

 _______

(1) May be redeemed any time after the last sale price of our common stock equals or exceeds $4.00 per share for a period of 10 consecutive trading days.

Our ability to successfully raise additional funding through the exercise of warrants will depend to a high degree upon the market price of our common stock in relation to the exercise price. If and when we choose to exercise our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. Warrants not exercised during such redemption period will be subject to redemption by the Company at $0.01 per share. There can be no assurance that we will be able to seek redemption of the warrants, or how much would be realized by warrant exercises during the redemption period.

Our plan is to establish a strategic relationship with a large urology medical device, imaging, therapeutic, or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements (see “Strategic Partner” section above). We have engaged the Minneapolis investment firm Cherry Tree & Associates to assist us in identifying this strategic corporate partner to help market our products, and we are actively engaged with them in exploring marketing opportunities with potential partner companies we have targeted. We expect such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these, but there is no assurance that such a relationship will be completed. In addition to financial support, a successful collaboration with such a partner could allow us to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of funding we will require.

If any funding events occur, existing shareholders will likely experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our existing holders of common stock. If our funding from warrants or other private funding initiatives is delayed or proves insufficient to allow an aggressive ramp-up toward market launch, or if FDA clearance of the reusable probe for the ProUroScan is delayed, we may be forced to delay or abandon U.S. commercialization activities.

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

Off-Balance Sheet Arrangements

None.

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

As of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On September 26, 2012, the Company issued 30,000 shares of its common stock to a lender who loaned $150,000 to the Company, in lieu of interest and consideration.

Sales of the securities described above were made in compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and the exemption from registration provided under Section 4(2) of the Securities Act. In qualifying for such exemption, the Company relied upon representations from the lenders regarding status as an “accredited investor” under Regulation D and the limited manner of the offering.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 12, 2012, the Company and Artann amended their Development and Commercialization Agreement. Under the terms of the amendment, all amounts due on October 27, 2012 under the terms of the existing agreement will be due on November 27, 2012. The Company agreed to pay simple interest on the amount due at a rate of 20% per year.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amendment No. 1 to Promissory Note issued in favor of Jack Petersen, effective September 27, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2012).
10.2	Amendment No. 1 to Promissory Note issued in favor of Maslon, Edelman, Borman & Brand, LLP, effective September 27, 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2012).
10.3	Promissory Note dated September 27, 2012 issued in favor of Jeanne Rudelius (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 2, 2012).
10.4	Amendment No. 5 to Development and Commercialization Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc., effective October 27, 2012 (filed herewith).
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files.

_______________

*Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: November 14, 2012	By:	/s/ Richard C. Carlson
Name: Richard C. Carlson Title: Chief Executive Officer

Date: November 14, 2012	By:	/s/ Richard B. Thon
Name: Richard B. Thon Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 1 to Promissory Note issued in favor of Jack Petersen, effective September 27, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2012).
10.2	Amendment No. 1 to Promissory Note issued in favor of Maslon, Edelman, Borman & Brand, LLP, effective September 27, 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2012).
10.3	Promissory Note dated September 27, 2012 issued in favor of Jeanne Rudelius (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 2, 2012).
10.4	Amendment No. 5 to Development and Commercialization Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc., effective October 27, 2012 (filed herewith).
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files.

_______________

*Filed herewith.

