Form 10-K
period 2012-12-31
ProUroCare Medical Inc.
filed 2013-04-16
CIK 1222244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,994,879 as of June 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

18,020,866 common shares and 306,679 Units at April 2, 2013

INTRODUCTORY CAUTIONARY STATEMENT

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on management’s current beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of ProUroCare Medical Inc. and its subsidiary (the "Company,” “we,” “us,” or “our”) set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Annual Report. Forward-looking statements also include statements where the words "may,”" "will,” "should,” "could,” "expect,” "anticipate,” "intend,” "plan,” "believe,” "estimate,” "predict,” "potential,” or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future actual results and shareholder values may likely differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document. See Part I, Item 1A, “Risk Factors.”

PART I

ITEM 1: BUSINESS

Overview

We have developed and are preparing to market an innovative prostate imaging system known as the ProUroScan™ System. The ProUroScan System creates images and documents abnormalities of the prostate using our new, proprietary mechanical elasticity imaging technology. The ProUroScan System is an imaging system designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate. On April 27, 2012, the ProUroScan™ received initial clearance for marketing in the United States from the United States Food and Drug Administration (“FDA”).

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

We believe the ProUroScan System’s existing technology provides a platform on which to develop multiple future generation systems. In the future, we intend to develop and introduce enhanced versions and additional indications for this technology. For example, we plan to develop and study versions of the system that may be able to monitor changes in prostate tissue over time, guide prostate biopsies, do prostate disease screening and assess changes in prostate size following drug treatment for benign prostate hyperplasia (“BPH”). Future generation systems will require us to obtain regulatory approval or clearance by conducting studies and filing additional submissions with the FDA and other applicable regulatory agencies.

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

A PSA test is a simple blood test that measures the presence of prostate-specific antigens in the blood serum. The advantages offered by PSA testing are its simplicity, objectivity, reproducibility and low level of invasiveness. In clinical practice, a PSA level greater than 4ng/mL is generally considered an abnormal result. Community-based studies have shown that PSA levels greater than 4ng/mL are seen in about 15% of men who are older than 50 years of age. The probability, or positive predictive value, that a man who is older than 50 having prostate cancer if his PSA level is elevated is approximately 20% to 30%. However, the likelihood of cancer depends on the degree of elevation in the PSA levels. For levels between 4 and 10ng/mL, the positive predictive value is about 20%. This value increases to between 42% and 64% if the PSA level is greater than 10ng/nL. Although PSA is specific to prostate tissue, it is not specific to prostate cancer. Older men that have benign enlargement of the prostate and acute prostatitis often have elevated PSA levels. Serum levels of PSA can also be elevated for a period of time after transrectal needle biopsy, acute urinary retention, ejaculation and prostate surgery. Because of the prevalence of these conditions in men over the age of 50, the positive predictive value of PSA measurements decreases with age. Despite these variances, PSA testing has increased the detection rate of early-stage prostate cancers, which are more curable than late-stage cancers. In May 2012, the United States Preventative Services Task Force (“USPSTF”) recommendation against routine PSA screening, citing the need for better tests.

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

Prostate biopsies can cause patient anxiety, pain, bleeding and infection, and can lead to a significant increase in medical and non-medical costs to health care systems and patients. Biopsy procedures are often inconclusive; approximately 25% of biopsy procedures performed detect the presence of cancer, and another 25% are given a false negative, meaning that no cancer is detected even when later it is found that a patient does have cancer. According to Oregon Health and Science University, approximately one million prostate biopsies are performed each year in the United States, although this figure has likely declined in the past year since the USPSTF recommendation against PSA testing.

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

Leverage Our Imaging Technology for Additional Clinical Applications and Indications.   We intend to continue to conduct research and development through our development partners that will enable us to expand our indications for use in the prostate field. For example, we plan to study and develop enhanced versions of the system that may be able to monitor changes in prostate tissue over time, guide prostate biopsies, do prostate disease screening and assess changes in prostate size and density following drug treatment for Benign Prostatic Hyperplasia (“BPH”).  We believe that the underlying technology also has potential applications in other organ systems in addition to the prostate. We will need to obtain FDA clearance for any such expanded claims or applications.

Approach to Market Entry

Our plan is to establish a strategic relationship with a large urology, medical device, imaging, therapeutic or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements. We believe that establishing such a relationship would allow us to penetrate markets more quickly and afford us an opportunity to obtain additional financial support in the form of licensing fees, equity investments and “in-kind assistance” from key functional groups within the strategic partner organization. We have engaged a Minneapolis investment firm to assist us in identifying a strategic corporate partner to help market and sell our products.

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

ProUroScan System Regulatory Status

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

Next Steps

We plan to initiate the following actions leading to our product rollout as soon as funding permits:

•	Install ProUroScan Systems in the facilities of approximately four members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We believe the work done by these key opinion leaders will provide additional important scientific validation that will help facilitate market acceptance as well as identify future product improvements.

•	Complete a strategic market development plan.

•	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

•	Develop additional software to expand the data management capabilities of the ProUroScan and lay the groundwork for future information services offerings.

•	Design modifications of the ProUroScan to further reduce its size and cost.

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

The process of obtaining a new CPT code typically takes one or two years. In order to apply for a new, unique code, an application must be submitted to the AMA’s CPT Editorial Panel. The Centers for Medicare and Medicaid Services, the federal agency that administers the Medicare program (“CMS”), then takes these recommendations into account when establishing the Medicare Physician Fee Schedule values. The amount of reimbursement the provider receives generally depends on the value assigned to the procedure by the AMA’s Relative Value Scale Update Committee. Most private payors also base their payment rates based on these values.

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

Artann Licensing Agreements

In 2008, we acquired the patents, patent applications and other know-how associated with this technology based on work originally performed by Artann, and entered into a license agreement (the “Artann License Agreement”) and a development and commercialization agreement (the “Artann Development Agreement”) with Artann relating to this technology. These agreements have been subject to several amendments since their original effective dates.

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

We are obligated to pay the following to Artann pursuant to the Artann License Agreement:

•	a royalty fee equal to 4% of the first $30,000,000 of net cumulative sales of licensed products, 3% of the next $70,000,000 of net cumulative sales and 2% of net cumulative sales over $100,000,000; and

•	a technology royalty fee of 1% of net sales of the prostate imaging system products through the earlier of December 31, 2016 or the date of last commercial sale of such products.

•	the combined royalties are subject to a minimum annual royalty equal to $50,000 per year for two years beginning April 27, 2013 and $100,000 per year for each year thereafter until termination or expiration of the Artann License Agreement.

There is a 30-day cure period from the date of receipt of written notice from Artann of a breach of our payment obligations under either the Artann License Agreement or Artann Development Agreement. If we do not cure a breach of our payment obligations by the end of the 30-day cure period, the licenses granted under the Artann License Agreement will terminate. If we have not cured such payment breach within five days of receipt of the Artann notice, the exclusive licenses convert to non-exclusive licenses; however, neither party may sub-license or grant additional licenses for a period of 60 days after receipt of such notice. Subject to earlier termination due to breach, bankruptcy and certain other events, the Artann License Agreement will terminate upon expiration of all royalty obligations.

Under the Artann Development Agreement (as amended), Artann has completed all pre-clinical activities and testing on the prostate imaging system, conducted clinical trials, prepared and submitted FDA regulatory submissions and provided hardware and software development, refinement and debugging services to ready the prostate imaging system for commercial sale.

In addition to amounts previously paid for development activities, we also agreed to make milestone payments totaling $750,000 following initial FDA approval of the ProUroScan. In amendments to the agreement executed in 2011 and 2012, the parties agreed to restructure the timing of the payment of the milestone fees through November 30, 2012. Under the revised payment schedule, we made a $100,000 first payment in May 2012 and agreed to pay 25% of all net cash received by us from any funding source until the balance is paid and agreed to pay simple interest on the unpaid amount at a rate of 20% per year. As of April 15, 2013, $472,125 of the milestone fee remained unpaid. Even though as our development partner Artann has continued to work with the Company restructuring the timing of the milestone payments, we have not made all of the payments within the agreed upon time period. There is a 60-day cure period from the date of receipt of written notice from Artann of a breach of any material obligation, representation, warranty or covenant thereof. The Artann Development Agreement is subject to annual renewal terms upon mutual agreement of us and Artann.

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

We own patents, patent applications and know-how associated with mechanical prostate-imaging systems. These patents and patent applications include “Real Time Mechanical Imaging of the Prostate,” U.S. Patent No. 6,569,108 (expires December 2021) and “Method and Device for Elasticity Imaging,” U.S. Patent No. 5,524,636 (expires June 2013). In addition, we have one provisional U.S. patent application, and eight foreign patents and one foreign patent application that are related to the U.S. patents. We own similar patents, patent applications and know-how associated with breast imaging. Under the Artann License Agreement, we agreed to grant Artann a non-exclusive, fully paid license to make, use or sell any imaging system for the diagnosis or treatment of disorders of the human breast.

Additionally, Artann has six U.S. patents, two U.S. patent applications, a foreign patent, and a foreign patent application that are licensed to us under the Artann License Agreement.  The patents are U.S. Patent Nos. 7,819,824 (“Method and Dual-Array Transducer Probe for Real Time Imaging of Prostate”), 7,922,674 (Method and Device for Real Time Imaging of the Prostate”), 8,142,368 (“Method of Characterization and Differentiation of Tissue”), 7,947,001 (“Method and Devices for Measuring Structural and Elastic Properties of a Hollow Organ”), 8,069,735 (“Tactile Sensor Array for Soft Tissue Elasticity Imaging”), and 8,016,777 (“Handheld Probe for Prostate Cancer Screening”). These patents begin expiring in 2029.

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

Manufacturing

We have worked with a contract engineering and manufacturing firm that is Quality Systems Regulation (“QSR”) compliant to prepare to initiate production on the first commercial ProUroScan Systems. The QSR requires manufacturers, including certain third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. The tactile pressure sensors used in the ProUroScan’s probe are supplied by Pressure Profile Systems, Inc. (“PPS”) (Los Angeles, CA), which designs and develops the world’s most advanced tactile pressure measurement systems. We have established a supply agreement with PPS that allows us to assume or transfer probe manufacturing should they be unable to meet our future production needs.

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

Tests using MRI technology have the potential for defining where lesions or abnormalities exist but have a significant disadvantage in that the underlying technology used to perform these tests is very expensive and access to MRI technology for this type of application is limited. The current approaches also require the use of other components like liquid nitrogen making the overall test significantly more complicated. Aside from MRI and other large-scale imaging modalities such as computed tomography and nuclear medicine, which due to their cost and limited availability will not be direct competitors of the ProUroScan System, the only imaging system in common use for prostates is the transrectal ultrasound (“TRUS”). TRUS is employed by urologists following the referral of a patient that has had a positive result from a DRE or PSA test, primarily to guide the insertion of prostate biopsy needles. We believe that the ProUroScan System will provide more accurate imaging, be easier to operate and require less training than TRUS. We also believe it will be less costly to acquire and maintain in a traditional medical office setting.

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

Employees

We currently have two full-time employees, and to date have conducted much of our research and development, market research, clinical and regulatory functions, and other business operations through the use of a variety of consultants and medical-device development contractors. We have found that using consultants and contractors to perform these functions during our development stage has allowed us to engage specialized talent and capabilities as needed by the business while providing the flexibility to engage them as our financial resources have permitted. Pending receipt of FDA clearance of the ProUroScan reusable probe and with sufficient funding, we plan to hire employees in the areas of operations, marketing, engineering, quality assurance, and software development. Some of these functions may be performed by contracted individuals or consultants as management deems most effective. We plan to conduct a large portion of our research and development activities related to our acquired technologies and proposed products on a contract basis for the foreseeable future.

ITEM 1A.	RISK FACTORS

Important Notices to Investors; Safe Harbor Statement

Statements in this Annual Report on Form 10-K which are not purely historical are forward-looking statements. These statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, include, without limitation: (i) our ability to successfully complete all clinical trials and commercial development of our products and secure all necessary federal and other regulatory approvals to introduce and market our products in the United States and around the world; (ii) our ability to fund our working capital needs over the next 12 to 24 months; (iii) our ability to successfully introduce our products into the medical device markets; and (iv) all statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We are a development stage company. We have yet to sell any products associated with the proprietary urology-based imaging technologies that we intend to market. We have no prior operating history from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. As of December 31, 2012, we have recorded losses since inception of approximately $39 million. There can be no assurance that our plans for developing and marketing our urology-based products will be successful, or that we will ever attain significant sales or profitability. We anticipate that we will incur losses in the in the early stages of the commercialization of our prostate imaging system.

We have a history of operating losses and have received a “going-concern” qualification from our independent registered public accounting firm.

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2012 indicating that our recurring operating losses, negative cash flows from operations, and our requirement for additional working capital to support future operations during the development stage raises substantial doubt as to our ability to continue as a going concern. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage businesses and the competitive environment in which we will operate. Our ability to achieve profitability is dependent in large part on obtaining FDA clearance or approval of the ProUroScan reusable probe, initially implementing a “patient pay” sales model and eventually achieving third-party coverage and reimbursement, establishing distribution channels, maintaining relationships with third-party manufacturers and gaining market acceptance of the ProUroScan System. There can be no assurance that the Company will successfully market the ProUroScan System or operate profitably.

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

Our cash on hand is very limited, and our cash and operating cash flows are inadequate to pay our debt and other obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to pay our debts as such debts become due, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a $450,000 senior secured debt at Crown Bank that matures on February 15, 2014 and requires a $50,000 principal reduction on January 15, 2014. We also have $1.7 million of other secured and unsecured debt that will mature on or before March 31, 2014. We intend to negotiate with the lenders to extend the maturity dates of the loans or convert the debt to equity, possibly by offering a reduced conversion price. If loans are converted to equity, existing shareholders will likely experience dilution in their ownership interest. If we are unsuccessful in obtaining maturity date extensions, we may be required to raise additional funds to retire the debt. There is no assurance that we will be successful in extending the maturity date or inducing conversion of this debt.

To fund our operations and pay our obligations, we will pursue additional public or private funding during 2013 and 2014 to finance additional product development and operations leading to a commercial market launch. The funding may be in the form of convertible debt, equity securities, private debt or debt guarantees for which stock-based consideration is paid, a public offering of our securities or a combination of these.

As of April 15, 2013, we had 3,590,894 currently redeemable warrants outstanding. These warrants have an exercise price of $1.30 per share. Upon exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. We could realize up to $4.7 million depending on the number of shares actually exercised. We will also gain the ability to redeem a further 1,688,299 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days. If we were to subsequently exercise our redemption right on these warrants, we could realize up to an additional $2.2 million depending on the number of shares actually exercised. Our ability to successfully raise additional funding through the exercise of warrants will depend to a high degree upon the market price of our common stock in relation to the exercise price. Given that the exercise price of the warrants currently exceeds the market price, we may choose to offer an exercise price reduction as an inducement to the holders to exercise the warrants. If and when we choose to exercise our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. Warrants not exercised during such redemption period will be subject to redemption by the Company at $0.01 per share. If unexercised, all of these warrants will expire during 2013 and 2014. There can be no assurance that we will be able to seek redemption of the warrants, or how much would be realized by warrant exercises during the redemption period.

We plan to identify a strategic partner to help market our products. We expect such a strategic partner may provide financial support in the form of licensing fees, loans, equity investment or a combination of these. In addition to financial support, a successful collaboration with such a partner would allow us to gain access to downstream marketing, manufacturing and sales support. There can be no assurance that a strategic partner can be successfully identified and engaged during 2013 or 2014, if at all.

If any of these funding events should occur, existing shareholders will likely experience dilution in their ownership interest.

If we are unable to pay approximately $270,000 of unpaid salaries and cash consulting fees due to our officers and key consultants, we may lose their services and might be liable for severance payments.

We are highly dependent upon the services of our executive officers, Richard Carlson and Richard Thon. If the services of either of these persons become unavailable to us, for any reason, our business could be adversely affected. Our officers and consultants have continued to work for the Company despite not receiving their salaries and consulting fees for an extended period of time. We risk losing their services, or their full attention to our business, if we continue to not pay for their services or make satisfactory arrangements to pay their unpaid salaries and fees. Additionally, if our officers should leave the employment of the Company due to non-payment of salaries, they may be entitled to severance payments totaling approximately $300,000 under the terms of prior employment agreements. The Company and the officers and consultants intend to work to develop satisfactory plan to pay the unpaid salaries and consulting fees. A loss of their services and the incurrence of severance payment liabilities would have a material adverse effect on our business.

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

Our assets are pledged to secure $450,000 of senior bank notes, $200,000 of subordinated bank notes, and $1,250,000 of notes issued to investors and, as a result, are not available to secure other senior debt financing. Upon the occurrence of an event of default, the bank’s security interests in our assets will be assigned to guarantors of the bank notes and the holders of such $1,250,000 of promissory notes, if such guarantors fulfill their guarantee obligations.

Our $450,000 senior bank debt financing has required us to pledge all of our assets and certain licenses, as well as to provide personal guarantees of certain shareholders. In addition, we have issued a total of $200,000 of promissory notes to a bank and $1,250,000 of convertible notes to a bank and certain individual investors that have subordinated interests in all of our assets and certain licenses. Due to such security interests, we will not be in a position in the future to pledge our assets to secure any debt or lending facility, in the event we desire or need to borrow such funds on a secured lending basis. It may be difficult for us to obtain significant additional debt financing on an unsecured basis.

Moreover, under the terms and conditions of the senior secured bank facility and our agreement with the facility’s guarantors, in the event of any default by us with our senior lender that causes the personal guarantees to be called and honored, all of the bank’s security interests in our assets shall be assigned to such guarantors, pro rata, in consideration of such breach and obligation to pay under the respective guarantees. In addition, the holders and guarantor of $1,250,000 of promissory notes and $200,000 of subordinated bank notes have a security interest in our assets in the event of a default under the note. Thus, our common shareholders, and any existing and future investors in our common stock, would, if the foregoing breach and circumstances occurred, not have access or recourse to the assets and collateral, and thus, would likely face a complete loss of their investment in the Company.

Risks Associated with Development and Commercialization of Our ProUroScan System

FDA may not grant timely market clearance of a reusable probe for the ProUroScan System, if at all, and failure to obtain such timely clearance would adversely affect our ability to market that product in the United States.

During the ProUroScan’s de novo 510(k) FDA review process, the FDA issued a draft guidance document pertaining to cleaning and disinfecting reusable medical devices that will be required as part of the ProUroScan System’s regulatory clearance process. In order to avoid any additional possible clearance delays that might have resulted from performing and documenting additional cleaning and disinfecting testing required by this new FDA guidance, we elected to classify the ProUroScan probe under review as a single-use disposable device. We are currently finalizing changes to the probe designed to support a cleaning and disinfecting protocol. We will then apply to the FDA for 510(k) clearance to allow the probe to be marketed as a reusable device. There is no guarantee that the FDA will grant timely market clearance of a reusable probe for the ProUroScan System, if at all, and failure to obtain clearance would adversely affect our ability to market that product in the United States. If unexpected clearance delays occur, it could have a material adverse effect on our business, requiring additional financing or potential discontinuance of our operations.

Even if clearance of the ProUroScan reusable probe is obtained from the FDA, our products may not be commercially viable or may not be accepted by the marketplace.

The ProUroScan System and our future products may not be as accepted in the market as currently available medical or diagnostic products or those developed in the future. The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures, could have a material adverse effect on our business.

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

The ProUroScan System is subject to rigorous regulation by the FDA that covers the composition, labeling, testing, clinical, study, design, sourcing, manufacturing, marketing, advertising and promotion of the product. The FDA may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of devices, or could impact the Company’s ability to market previously cleared device in the future. The Company anticipates changes in the near future that will affect the way the 510(k) clearance program will operate. On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations to improve the 510(k) process and utilize science in regulatory decision making to encourage innovation yet maintain predictability of the clearance process. In July 2011, the IOM, which was asked by the FDA to evaluate and make recommendations on the 510(k) program, released its report entitled “Medical Devices and the Public’s Health, The FDA 510(k) Clearance Process.” The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. Also in July 2011, the FDA issued a draft guidance titled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device.” The FDA has withdrawn the guidance document, but could issue another guidance document that could be onerous and if finalized, would supersede an existing 1997 guidance on the same topic. Issuance of the draft guidance fulfills one of the proposals set forth in FDA’s August 2010 report on improving the 510(k) process. The Company cannot predict what effect these reforms will have on its ability to obtain 510(k) clearances in a timely manner. The Company also cannot predict the nature of other regulatory reforms and their resulting effects on its business. In addition, the FDA issued a proposed rule that would require a unique identifier on distributed devices for tracking purposes, and the final rule that revises and expands medical device registration and listing requirements. Also, pursuant to the March 2010 healthcare reform law, a medical device tax when into effect January 1, 2013, for devices listed with the FDA.

Should we obtain 510k clearance of a reusable probe we will be required to register with the FDA as a device manufacturer. This will subject us to periodic inspections by the FDA for compliance with the Quality System Regulation (“QSR”) which require manufacturers to comply with certain practices and regulations.

We will depend upon others for the manufacturing of our products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our future products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We intend to retain QSR compliant and FDA-registered contract manufacturers instead of attempting to establish any of our own manufacturing facilities for the ProUroScan System or any of our future products. We may also have to rely on a sole supplier for certain critical components of our ProUroScan System. There can be no assurance that such manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we could suffer interruptions of delivery while we arrange for alternative manufacturing sources and experience delays in obtaining future regulatory approvals. Any extended disruption in the delivery of our products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business.

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

The ProUroScan System was cleared by the FDA as a device that is intended to produce an image to aid in documenting abnormalities initially identified by digital rectal examination (“DRE”). We believe that this prostate indication is the most applicable definition for how physicians will use the device in clinical practice. Other applications of this technology for the prostate or other tissues will require additional regulatory submissions and clearances. Some of these clearances may require submission of a PMA and significantly larger or more costly clinical studies. Unless and until we receive regulatory clearance or approval for use of the ProUroScan System in these applications, use of the ProUroScan System for other than basic imaging and documentation will be considered off-label use. Under the FDCA and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses.

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

The Company has generated net operating loss carryforwards of approximately $10.3 million. The Company has also generated approximately $13.6 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.1 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2013-2023. We believe that approximately $12.0 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations; however, the amount of limitation will not be known until a full Section 382 study can be completed. These limitations could be further restricted if additional ownership changes occur in future years.

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

Under the terms of our Development Agreement with Artann, we currently owe the remaining $472,125 balance of a milestone payment that was triggered by FDA approval. Even though as our development partner Artann has continued to work with the Company restructuring the timing of the milestone payments, we have not made all of the payments within the agreed upon time period. If we breach or fail to perform the material conditions including payment obligations of, or fail to extend the term of, the agreement with Artann that licenses critical intellectual property, we may lose all or some of our rights to such critical intellectual property and our license may terminate. If we should lose our right to license and use technology covered by such license that is critical to our business, such loss would have a materially adverse effect on our business. In such a case, the viability of the Company would be in question. Our only alternatives would be to find existing and non-infringing technology to replace that lost, if any exists, or develop new technology ourselves. The pursuit of any such alternative would likely cause significant delay in the development and introduction of our proposed products.

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

Our common stock is quoted on the OTCQB market (“OTCQB”). Generally, securities that are quoted on the OTCQB lack liquidity and analyst coverage. This may result in lower prices for our common stock than might otherwise be obtained if we met the criteria to list our securities on a larger or more established exchange, such as The NASDAQ Capital Market and could also result in a larger spread between the bid and asked prices for our common stock.

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

At December 31, 2012, we had outstanding options, warrants, and convertible debt that could result, upon their exercise or conversion, in the issuance of up to 8, 792,651, shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise or conversion of these options, warrants, and convertible debt could make us a less attractive acquisition target in the eyes of a prospective business partner. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

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

Our 2010 Replacement Warrants are not quoted on the Pink Sheets or the OTCBB; they may be illiquid and difficult to sell.

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

ITEM 3: LEGAL PROCEEDINGS

Although we are subject to litigation or other legal proceedings from time to time in the ordinary course of our business, we are not a party to any pending legal proceedings.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

We currently have three equity securities that are quoted on the OTCQB market (the “OTCQB”): common stock, Units, and a warrant issue. Our common stock is quoted under the symbol “PUMD”. The Units, consisting of one share of common stock and one five-year warrant to purchase a share of common stock at $1.30 per share, are quoted under the symbol “PUMDU”. Upon their separation from the Units, the warrants are separately quoted under the symbol “PUMDW” (the “Public Warrants”). Finally, our replacement warrants issued pursuant to a tender offer made in 2010 are not quoted on the OTCQB or pink sheets.

The following table lists the high and low prices of trades completed during the quarter as reported by the OTCQB. Our common stock began trading in December 2003. On April 12, 2013, the last reported sale price of our common stock was $0.47. No active market exits for our Units, warrants, or replacement warrants.

	High	Low
2011
First Quarter	$1.25	$0.80
Second Quarter	$1.17	$0.70
Third Quarter	$1.16	$0.71
Fourth Quarter	$1.24	$0.73
2012
First Quarter	$1.37	$0.75
Second Quarter	$1.59	$0.55
Third Quarter	$1.06	$0.40
Fourth Quarter	$1.20	$0.30

__________

The quotations listed above reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. As of December 31, 2012, there were approximately 134 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On October 29, 2012, the Company issued 20,000 shares of its common stock to a lender who loaned $100,000 to the Company, in lieu of interest and consideration.

On December 28, 2012, the Company issued 59,766 shares of its common stock, in lieu of cash, to its directors for $38,250 of directors’ fees earned during the six months ended December 31, 2012.

On December 28, 2012, $29,658 of convertible notes held by Company Directors, together with $3,941 of accrued interest was converted into 30,544 shares of the Company’s common stock under the original terms of the note (see Note 13).

During December 2012, a total of 366,000 warrants were exercised at an exercise price of $0.50 per share, resulting in the issuance of 366,000 shares of common stock.

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

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us) is an emerging medical device company that is introducing an innovative prostate imaging system known as the ProUroScan™ System. The ProUroScan System is designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate. The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results. On April 27, 2012, the ProUroScan received clearance for marketing in the United States from the FDA. We believe that the ProUroScan will become an important new option in the continuum of care in prostate disease.

In order to achieve widespread utilization of the system, we need to gain regulatory approval of a multiple-use sensor probe that meets the requirements of the FDA’s 2011 draft guidance on the cleaning and disinfection of reusable medical devices. We are currently in the process of finalizing a limited number of small changes to the probe design to facilitate an effective cleaning and disinfection protocol, to be followed by laboratory validation testing of the protocols, and submission of a 510(k) application for FDA market clearance that will use the original probe as a predicate device. While this work is underway and the 510(k) is being completed and reviewed, we intend to install ProUroScan Systems in the facilities of several members of our Scientific Advisory Board to begin formal training in the use of the system on prostate models, and to perform studies.

We intend to market the system in cooperation with a yet-to-be-determined medical device company that has an established worldwide presence in the urology market. We have engaged an investment firm to assist us in identifying a strategic corporate partner to help market our products, and are actively working to achieve that objective.

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

Results of Operations

The following presents an analysis of the Company’s financial results for the years ended December 31, 2012 and 2011. Dollar amounts shown are rounded to the nearest thousand.

Net Loss

Our net loss for 2012 increased 43% to $2,959,000 compared to $2,063,000 for 2011. The net loss results from increased operating expenses comprised of research and development expenses and general and administrative expenses, as described below, which increased by 28% to $1,982,000 in 2012 compared to $1,544,000 in 2010, and interest and other expenses that increased 88% to $977,000 in 2012 from $520,000 in 2011.

Research and Development Expense

Research and development expense for 2012 included a one-time $750,000 payment due pursuant to our development agreement with Artann Laboratories upon the achievement of FDA clearance of the ProUroScan system in April 2012. Non-milestone R&D expenses decreased 42% to $72,000 for 2012 compared to $124,000 for 2011, due to funding limitations.

General and Administrative Expense

General and administrative expenses for 2012 decreased by 18%, or $259,000, to $1,160,000 compared to $1,419,000 for 2011.

Our only employees are our two executive officers. Cash-based compensation expenses, excluding bonus, was approximately $392,000 in both 2012 and 2011. In 2011, a $33,000 accrual for potential bonuses based on performance objectives to be completed in 2012 was recorded; in 2012, this accrual was largely reversed when the performance objectives were not achieved. Similarly, $43,000 of compensation expense recorded in 2011 related to options granted to our executive officers was reversed in 2012 when the performance-based vesting criteria were not achieved. As a result, compensation expense related to stock options decreased from $198,000 in 2011 to $26,000 in 2012.

We use consultants, contractors and other professional service providers on an as needed basis. In 2012, we engaged consultants to assist with strategic operations and financing matters, including the hiring of a contract interim Chief Operating Officer late in the year. In 2011, we engaged a financial consultant to provide advice and introductions to investment firms, and other consultants to work on FDA and financing matters. General and administrative expense related to consultants decreased 8%, year over year, from $228,000 in 2011 to $210,000 in 2012. The majority of the compensation earned by these consultants is paid in the form of stock, options or warrants. Expenses related to legal and accounting professional services, including patent related costs, decrease from $214,000 in 2011 to $132,000 in 2012, a reduction of $82,000 or 38%. The reduction was primarily related to work on several patents in 2011 that have since been issued.

We incur costs related to being a public reporting company, including fees for securities attorneys and our independent registered public accounting firm, proxy services, transfer agent services, investor relations and directors and officer’s (“D&O”) insurance costs. Public company costs increased 7% in 2012 to $179,000, compared to $167,000 in 2011, as a result of an increase in the number of SEC filings and additional government reporting requirements.

Interest and Other Expense

The cost of consideration provided to lenders and loan guarantors in the form of stock, warrants or beneficial conversion features of convertible debt, is generally recorded as debt issuance cost or original issue discount and amortized over the term of the associated debt. The amortized cost is recorded either as interest or debt extinguishment expense, according to the specifics of each transaction. Debt extinguishment expense is recorded when the cost to refinance existing loans, including changes in interest rates and the cost of consideration provided to lenders and loan guarantors, in the form of stock, warrants or beneficial conversion features of convertible debt, is significant enough that we deem it to be a retirement of existing debt and creation of a new loan. Interest expense is recorded when the cost to refinance is not deemed to be significant. In total, the amortized cost of the consideration provided to lenders and loan guarantors was $769,000 in 2012, an increase of $377,000, or 96%, compared to $392,000 in 2011. The increase resulted from an increase in the amount of loans subject to consideration agreements, and higher amounts of consideration required by lenders.

Interest expense for 2012 was $248,000, an increase of $128,000, or 106%, compared to $120,000, in 2011. The increase is attributable to $51,000 of interest accrued on amounts due to Artann, and to increased convertible debt incurred in the second half of 2011 and early 2012.

Debt extinguishment cost increased to $729,000 in 2012 compared to $400,000 in 2011. Debt extinguishment expense related to the stock-based consideration given to lenders and guarantors as described above was $727,000 in 2012, an increase of $354,000, or 95%, compared to $373,000 in 2011.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $450,000 of senior bank notes and $1,250,000 of subordinated notes, and as a result, are not available to secure additional senior debt financing. The guarantors of our senior bank notes are James Davis, a director of the Company, and William S. Reiling, a greater than five percent shareholder of the Company. For these guarantees, we have paid and will continue to pay, consideration in the form of common stock to the guarantors. See Item 13, “Certain Relationships and Related Transactions” and Notes (10) and (13) to our consolidated financial statements included in this Annual Report on Form 10-K for a more complete description of the guarantee arrangements.

Sources and Uses of Cash

Net cash used in operating activities was $1.1 million during the year ended December 31, 2012 compared to $0.8 million in 2011. The increased use of cash was primarily related to $225,000 of milestone payments made to Artann pursuant to our development agreement with them.

Net cash provided by financing activities was $1.2 million during the year ended December 31, 2012, compared to $0.4 million in 2011. Financing activities in 2012 included $707,000 of proceeds of a private equity placement, and $505,000 of private debt placements, and $183,000 of warrant exercises, offset by $200,000 of bank debt repayments. Financing activities in 2011 included $500,000 in proceeds of a private debt offering, the establishment of a $100,000 bank line of credit, and $80,000 of loans from individuals, offset by $200,000 of bank debt repayments and $27,000 of payments to a bank for debt refinancing costs.

Operating Plans and Cash Requirements

As outlined in “Overview,” above, we are currently in the process of finalizing a limited number of small changes to the probe design to facilitate an effective cleaning and disinfection protocol, to be followed by laboratory validation testing of the protocols, and submission of a 510(k) application for FDA market clearance that will use the original probe as a predicate device.

In order to accomplish this key goal, our short-term strategy is to eliminate all expenses not directly related to gaining 510(k) approval, fulfilling our SEC reporting obligations, and meeting certain obligations to key suppliers. We expect this process will take between seven and eight months to accomplish, and estimate the cost to complete these activities to be approximately $800,000. During this time, our employees and consultants will be employed on a part-time basis to attend only to achieving the FDA clearance objective and key financial and strategic issues as they arise.

Longer term, we plan to initiate the following actions leading to our product rollout as soon as funding permits:

•	Install ProUroScan Systems in the facilities of approximately four members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We believe the work done by these key opinion leaders will provide additional important scientific validation that will help facilitate market acceptance.

•	Complete a strategic market development plan.

•	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

•	Develop additional software to expand the data management capabilities of the ProUroScan and lay the groundwork for future information services offerings.

•	Design modifications of the ProUroScan to further reduce its size and cost.

To achieve these longer term objectives, when funding is in place, we expect to engage contract manufacturers, consultants, and engineering firms, and hire a limited number of key personnel, to scale-up operations for our commercial launch as outlined above.

Additional funding needs:

•	Approximately $550,000 is currently due to Artann for a milestone payment and accrued interest pursuant to the terms of our development agreement.

•	We have $2.2 million of other secured and unsecured debt that will mature on or before March 31, 2014. We intend to negotiate with the lenders to extend the maturity dates of the loans or convert the debt to equity, possibly by offering a reduced conversion price. If loans are converted to equity, existing shareholders will likely experience dilution in their ownership interest. If we are unsuccessful in obtaining maturity date extensions, we may be required to raise additional funds to retire the debt. There is no assurance that we will be successful in extending the maturity date or inducing conversion of this debt.

•	Our officers and consultants have continued to work for us despite not receiving their salaries for an extended period of time. We need funding to pay approximately $270,000 of unpaid salaries and consulting fees.

•	We owe approximately $850,000 to service providers and suppliers, including approximately $640,000 for legal services.

Our Board of Directors is currently evaluating the size, composition, and structure of our Board and management team in light of these plans and objectives, and intends to make any changes deemed necessary to achieve our operating and financing objectives.

Current Financing Plans

We currently have only very limited funds available, and are not meeting many of our current obligations, including payroll and consulting fees as noted above. We plan to raise the funds required to meet these obligations and accomplish our operating objectives through a combination of sources, including private sales or a public offering of our debt or equity securities, the calling of currently redeemable warrants that may trigger exercise of such warrants by the holders, the potential exercise by holders of other warrants nearing their expiration date, and potential support from a corporate strategic partner. We are dependent upon our ability to successfully raise new cash through these potential sources to fund operations, make the Artann milestone payment, and repay debt. There is no assurance that capital can be raised through the means noted.

As of March 31, 2013, we had several groups of warrants that are currently callable or that will expire in 2013 and 2014, including:

Number of Warrants	Exercise Price per Share	Potential Proceeds	Redemption/ Expiration
1,688,299	$1.30	$2,194,789	Redeemable (1); expire August 2013

3,590,894	$1.30	4,668,162	Currently redeemable; expire January 2014

Total potential proceeds		$6,862,951

(1)	May be redeemed any time after the last sale price of our common stock equals or exceeds $4.00 per share for a period of 10 consecutive trading days.

Our ability to successfully raise additional funding through the exercise of warrants will depend to a high degree upon the market price of our common stock in relation to the exercise price. Given that the exercise price of the warrants currently exceeds the market price, we may choose to offer an exercise price reduction as an inducement to the holders to exercise the warrants. If and when we choose to exercise our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. Warrants not exercised during such redemption period will be subject to redemption by the Company at $0.01 per share. There can be no assurance that we will be able to seek redemption of the warrants, or how much would be realized by warrant exercises during the redemption period.

We intend to establish a strategic relationship with a large urology medical device, imaging, therapeutic, or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements (see Item 1 – Business, “Approach to Market Entry”). We have engaged an investment firm to assist us in identifying this strategic corporate partner to help market our products and we are exploring marketing opportunities with potential partner companies we have targeted. We expect such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these, but there is no assurance that such a relationship will be completed. In addition to financial support, a successful collaboration with such a partner could allow us to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of funding we will require.

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

Off-Balance Sheet Arrangements

None.

Going Concern

We have only a very limited amount of cash, and have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of December 31, 2012, we had an accumulated deficit of approximately $39 million, and we will require additional working capital to fund operation through 2013 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Our consolidated financial statements are contained in pages F-1 through F-39, which appear at the end of This annual report.

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

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2012.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, it believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Richard C. Carlson	61	Chief Executive Officer, Director
Michael Chambers	58	Chairman of the Board
James L. Davis	68	Director
Lawrence W. Getlin	67	Director
Robert J. Rudelius	57	Director
Scott E Smith	57	Director
Richard B. Thon	57	Chief Financial Officer

Richard C. Carlson, Chief Executive Officer, Director since 2006. Mr. Carlson was hired as our Vice President of Marketing and Sales in January 2005, and was promoted to Chief Executive Officer in November 2006. Prior to joining the Company, Mr. Carlson held several positions with SurModics, Inc., a company that provides surface modification solutions for medical device and biomedical applications, from 1998 to 2004, including Vice President of Marketing and Sales and Vice President of Strategic Planning.

We believe Mr. Carlson’s extensive experience marketing urology products with American Medical Systems and Boston Scientific is invaluable in developing market strategies for the Company’s products.

Michael Chambers, JD, Ph.D., Chairman of the Board of Directors, Director since 2010. Dr. Chambers currently serves as President and CEO of Swift Biotechnology, a company he co-founded in January 2010. Swift is commercializing early diagnostics for gynecological cancers through technology invented at the Mitchell Cancer Institute. From 1999 through 2005, Dr. Chambers served as President and CEO of InnoRx Pharmaceuticals, a privately-held company specializing in drugs and drug delivery systems for ophthalmic diseases that he helped establish. He is also "of Counsel" to the law firm of Cabaniss Johnston, based in Birmingham, Alabama. Dr. Chambers is a member of the Compensation and Audit Committees.

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

Lawrence W. Getlin, JD, Director since 2011. Mr. Getlin served as Senior Vice President of Corporate Compliance, Legal and Quality at American Medical Systems from June of 2006 to April of 2010, and previously as its Vice President of Regulatory, Clinical Affairs and Quality Systems for 15 years. Before joining American Medical Systems he directed U.S. and international regulatory approval programs and GMP compliance initiatives at the Pharmaseal Division of Baxter Healthcare for over 14 years. Mr. Getlin has contributed to the revised and restated AdvaMed Code of Ethics on Interactions with Health Care Professionals. He is currently a member of the St. Cloud State University Regulatory Affairs and Services and Applied Clinical Research Master of Science Industry Advisory Board. He is a member of the California State Bar Association, American Bar Association, Health Law Section and the Regulatory Affairs Professional Society (RAPS). Mr. Getlin is the Chairman of the Compensation Committee and a member of the Governance and Nominating Committee.

Mr. Getlin has extensive experience in regulatory and clinical affairs and FDA compliance programs. We believe this experience and the relationships he has established within the FDA and in the medical device industry will be important to us as we pursue FDA clearances and establish the internal compliance programs required to enter the market.

Robert J. Rudelius, Director since 2007. Since 2001, Mr. Rudelius has been the Managing Director and CEO of Noble Ventures, LLC, a company he founded, providing advising and consulting services to early to mid-stage companies in the information technology, renewable energy and loyalty marketing fields. Robert has over 25 years of management consulting and business leadership experience. He is a founder of several business ventures, including Media DVX, Noble Logistics and Rovrr. Robert was President/COO of Control Data Systems, led McKinsey & Company’s UK and Japan IT practices and was a founding Managing Partner of AT&T Solutions. Mr. Rudelius is currently a member of the board of directors of Axogen Inc., a regenerative medicine company focused on the science, development and commercialization of technologies for peripheral nerve regeneration and reconstruction. Mr. Rudelius is the Chairman of the Governance and Nominating Committee.

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

Audit Committee

Our Board of Directors has established a two-member Audit Committee that currently consists of Messrs. Smith, the Chairman, and Chambers. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website www.prourocare.com.

The Board of Directors has determined that Mr. Smith is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act. Mr. Smith was an Audit Partner for Arthur Andersen and is a Certified Public Accountant and a Certified Management Accountant. Both members of the Audit Committee qualify as “independent directors,” as such term is defined in Section 5005(a)(19) of the NASDAQ listing standards. Moreover, the Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements.

Code of Ethics Disclosure Compliance

Our Board of Directors has adopted a Code of Ethics, which includes our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics is available on our website www.prourocare.com, and we will provide a copy, without charge, to any shareholder upon written request to Dick Thon, ProUroCare Medical Inc., 6440 Flying Cloud Drive, Suite 101, Eden Prairie, MN 55344. We intend to post on our website any amendments to our Code of Ethics and any waivers from our Code of Ethics for principal officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require our directors, executive officers and holders of more than 10% of our common stock to file reports of stock ownership and changes in ownership with the Securities and Exchange Commission. Based on the Section 16 reports filed by our directors, executive officers and greater than 10% beneficial owners and written representations of our directors and executive officers, we believe there were no late or inaccurate filings for transactions occurring during 2012, except as follows:

Name	Number of Late Reports	Number of Transactions Reported Late
Michael Chambers	1	1
James Davis	4	4
David Koenig	1	1
Lawrence Getlin	2	1
Robert Rudelius	1	1
Scott Smith	1	1

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services rendered in all capacities by our Chief Executive Officer and Chief Financial Officer. There were no other executive officers or other individuals who earned more than $100,000 during 2012. The individuals named in the table will be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Option Awards (3)	All Other Compensa- tion (4)	Total

Richard Carlson(1)	2012	$201,189	$0	$0	$819	$202,008
Chief Executive Officer	2011	$199,200	$0	$117,000	$2,808	$319,008
and Director
Richard Thon(2)	2012	$133,865	$1,450	$0	$7,335	$142,650
Chief Financial Officer	2011	$133,015	$0	$70,200	$8,185	$211,400

(1)	All compensation Mr. Carlson earned is related to his duties as an officer. Due to funding limitations, $68,473 of Mr. Carlson’s salary earned in 2011 and 2012 was unpaid as of December 31, 2012.

(2)	Due to funding limitations, $45,813 of Mr. Thon’s salary earned in 2011 and 2012 was unpaid as of December 31, 2012.

(3)	The amount in the Option Awards column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for stock options granted during the years ended December 31, 2012 and 2011, as determined using the Black-Scholes pricing model. See Notes 1(i) and 12(j) to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 12(k) to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012 for the material terms of stock option grants. The options granted in 2011 were performance-based options that were to vest upon the Company’s achievement of certain performance conditions. The grant date fair values of options subject to performance conditions were determined assuming the highest achievement of the performance conditions. The performance conditions were not achieved, and the options were forfeited during the year ended December 31, 2012.

(4)	Other compensation represents insurance premiums paid by us with respect to term life insurance and long-term care polices for the benefit of the executive. There is no cash surrender value associated with the policies.

Employment Agreements and Other Executive Compensation Matters

The 2012 annual salary rates for Mr. Carlson and Mr. Thon were $202,008 and $134,215, respectively. No change to this rate of compensation has been made by the Company’s Compensation Committee for 2013. In addition, the Company pays $6,985 of annual premiums on an employer sponsored long-term care insurance plan for Mr. Thon. On May 5, 2011, the Company entered into change of control agreements with Mr. Carlson and Mr. Thon. Under the terms of the change of control agreements, within a one-year period following a “change in control” of the Company, upon termination without cause, a material reduction in salary, unacceptable demotion or reduction in responsibilities or a relocation of more than 100 miles, each executive will receive as severance, six months of base salary plus one month of base salary for each year of service (up to a maximum of 12 months of base salary), and immediate vesting of all unvested stock options.

On May 3, 2011, the Company established a bonus plan for its officers. Under that plan, Mr. Carlson did not earn a bonus in 2012, and Mr. Thon earned a bonus of $1,450. A bonus plan for 2013 is yet to be established.

As of April 15, 2013, we have recorded accrued salaries of $118,975 and $80,816 for Mr. Carlson and Mr. Thon, respectively, and unpaid employment benefits of $5,492. Certain provisions of previous employment agreements with our officers concerning termination of employment by the employee for good reason, including material payment obligations, may continue to be enforceable. Under those provisions, should they leave the Company, Mr. Carlson and Mr. Thon might be entitled to 12 months and 9 months of severance pay, respectively.

Outstanding Equity Awards at December 31, 2012

No stock options or stock-appreciation rights were exercised by our Named Executive Officers during 2011, and no stock appreciation rights were outstanding at the end of 2011. The table below sets forth outstanding but unexercised options of our Named Executive Officers as of December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Richard Carlson	10,000	—	—	$5.00	February 1, 2017
	70,000	—	—	$1.00	July 11, 2015
	100,000	—	—	$0.85	March 3, 2016
	150,000	—	—	$1.50	September 29, 2016

Richard Thon	3,000	—	—	$11.33	April 18, 2012
	35,000	—	—	$1.00	July 11, 2015
	45,000	—	—	$0.85	March 3, 2016
	60,000	—	—	$1.50	September 29, 2016

See Note  12(k) to the Consolidated Financial Statements for the year ended December 31, 2012 included in Part II, Item 8 in this Annual Report on Form 10-K for the material terms of stock option grants.

Director Compensation

Each of our non-employee directors earns $10,000 per year for services to the Company. Beginning January 1, 2013, the non-employee Chairperson of the Board will earn $20,000 per year. The chairpersons of our Compensation and Governance and Nominating Committees receive $750 per committee meeting up to a maximum of $3,000 per year. Non-chair committee members of those committees receive $500 per meeting, up to an annual maximum of $2,000. The chairperson of the Audit Committee receives $750 per committee meeting, up to a maximum of $6,000 per year, while other members of the Audit Committee receive $500 per meeting up to a maximum of $4,000 per year.

In addition, non-employee directors receive non-qualified stock options upon election or appointment to the Board of Directors, and annually thereafter upon re-election to the Board of Directors by the Company’s shareholders, to purchase 25,000 shares of common stock, with an exercise price based on the then current stock price. Beginning January 1, 2013, the non-employee Chairperson of the Board will receive 50,000 stock options annually.

On October 30, 2012, the Company granted 18,750 non-qualified stock options to Dr. Barrett upon his appointment to the Board of Directors. The options vest ratably over nine months of service and are exercisable for a period of seven years at an exercise price of $0.50 per share. On August 9, 2012, the Company issued 25,000 non-qualified stock options to each of Messrs. Barrett, Chambers, Davis, Getlin, Koenig, Smith and Rudelius upon their re-election to Board of Directors by the Company’s shareholders. The options vest ratably over one year of service, expire seven years from the date of issuance and are exercisable at $0.60 per share.

Directors are reimbursed for travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

The table below sets forth director compensation earned during 2012:

Name	Fees Earned or Paid in Cash(6)	Option Awards(7)	All Other Compensation (8)	Total
David Barrett, M.D. (1).	$1,667	$7,125	$0	$8,792
Michael Chambers	$11,500	$11,500	$0	$23,000
James Davis	$12,000	$11,500	$0	$23,500
Lawrence Getlin(2)	$11,000	$11,500	$35,250	$57,750
David. F. Koenig(3)	$11,333	$11,500	$48,000	$70,833
Scott Smith(4)	$18,000	$11,500	$0	$29,500
Robert Rudelius(5)	$14,000	$11,500	$60,000	$85,500

(1)	Elected to the Board on October 30, 2012. Dr. Barrett stepped down from the Board on March 22, 2013.
(2)	Chairman of the Compensation Committee effective October 30, 2012.
(3)	Retired from the Board on October 30, 2012; Chairman of the Compensation Committee until retirement.
(4)	Chairman of the Audit Committee.
(5)	Chairman of the Governance and Nominating Committee.
(6)	The Board of Directors elected to receive shares of our common stock in lieu of cash for all directors’ fees earned in 2012. Shares issued in lieu of cash for directors’ fees for 2012 were as follows: Dr. Barrett – 2,605; Mr. Chambers – 14,875; Mr. Davis – 15,375; Mr. Getlin – 14,094; Mr. Koenig – 14,052; Mr. Smith – 22,218: and Mr. Rudelius – 17,797.
(7)	The amount in the Option Awards column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options granted as determined using the Black-Scholes pricing model. See Note 12(k) to the Consolidated Financial Statements for the year ended December 31, 2012 included in Part II, Item 8 of this Annual Report on Form 10-K for the material terms of stock option grants. The annual stock option awards for each director upon their re-election to the Board of Directors by the Company’s shareholders were for 25,000 shares with an $11,500 fair market value. In addition, Dr. Barrett received 18,750 options valued at $7,125 upon his initial appointment to the Board of Directors. As of December 31, 2012, Dr. Barrett held 18,750 stock options, Mr. Chambers and Mr. Davis each held 78,645 stock options, Mr. Getlin held 56,001 stock options, Mr. Koenig held 118,271 stock options, and Mr. Smith held 120,271 stock options, and Mr. Rudelius held 123,271 stock options.
(8)	All other compensation represents consulting fees earned by the respective directors. Of the amounts shown, Mr. Getlin received 17,950 shares of common stock and Mr. Koenig received 19,000 shares of common stock in lieu of $17,950 and $19,000 in cash, respectively.
39

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2013, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. The definition of beneficial ownership includes shares over which a person has sole or shared voting power or dispositive power, whether or not a person has any economic interest in the shares. The definition also includes shares that a person has a right to acquire currently or within 60 days of April 1, 2013. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 6440 Flying Cloud Drive, Suite 101, Eden Prairie, MN 55344.

Name	Shares Beneficially Owned	Percent of Class

Richard C. Carlson(1)	310,850	1.7
Michael Chambers(2)	314,927	1.7
James L. Davis (3)	4,171,421	21.2
Lawrence W. Getlin(4)	156,080	*
Robert J. Rudelius(5)	359,330	1.6
Scott E Smith(6)	390,383	2.1
Richard B. Thon(7)	140,000	*
All directors and officers as a group (7 total)(8)	5,842,991	28.2

William Reiling(9)(10)	1,517,558	8.1
Jack Petersen(11)(12)	1,264,810	6.6
Armen Sarvazyan(13)(14)	1,008,264	5.5

 *Less than one percent.

Footnotes (all references to “shares” refers to shares of the Company’s common stock):

(1)	Includes direct holdings of 850 shares and currently exercisable options to purchase 310,000 shares.

(2)	Includes direct holdings of 165,807 shares and options to purchase 71,178 shares that are currently exercisable or exercisable within 60 days, and currently exercisable warrants to purchase 73,776 shares.
(3)	Includes the following directly held shares and currently exercisable options, warrants, and convertible debt: 2,687,364 shares, options to purchase 75,344 shares that are currently exercisable or exercisable within 60 days, warrants to purchase 836,513 shares, and debt that is convertible into 192,308 shares. Shares beneficially owned include the following shares and currently exercisable warrants held by Davis & Associates Inc., 401K PSP, of which Mr. Davis has sole voting power: 169,964 shares and warrants to purchase 94,964 shares. Shares beneficially owned also include the following shares and currently exercisable warrants held by Davis & Associates Inc., of which Mr. Davis has sole voting power: 57,482 shares and warrants to purchase 57,482 shares.
(4)	Includes direct holdings of 85,015 shares, currently exercisable options to purchase 51,834 shares, and debt that is currently convertible into 19,231 shares.

(5)	Includes direct holdings of 128,478 shares, warrants to purchase 49,986 shares, and currently exercisable options to purchase 119,354 shares. Also includes 36,756 shares and currently exercisable warrants to purchase 24,756 share of common stock held by Noble Ventures, of which Mr. Rudelius is an officer and the managing director.

(6)	Includes direct holdings of 192,573 shares, warrants to purchase 62,475 shares, and currently exercisable options to purchase 116,104 shares. Beneficial ownership includes convertible debt held by Mr. Smith’s spouse that is convertible into 19,231 shares.

(7)	Includes currently exercisable directly held options to purchase 140,000 shares.

(8)	Includes Messrs. Carlson, Chambers, Davis, Getlin, Rudelius, Smith and Thon.

(9)	The address of Mr. Reiling is 4351 Gulf Shore Blvd. North, Unit 6 North, Naples, FL 34103.

(10)	Includes direct holdings of 1,116,080 shares, immediately exercisable warrants to purchase 247,631 shares, and debt that is currently convertible into 153,847 shares

(11)	The address of Mr. Petersen is 415 Knollwood Rd., Ridgewood, NJ 07450.

(12)	Includes direct holdings of 618,656 shares, currently exercisable warrants to purchase 307,692 shares, and debt that is currently convertible into 338,462 shares.

(13)	The address of Dr. Sarvazyan is 1753 Linvale Harbourton Rd., Lambertville, NJ 08530.

(14)	Includes direct holdings of 867,878 shares. Also includes 140,386 shares held by Artann Laboratories Inc., of which Dr. Sarvazyan is an officer and minority owner.

Securities Authorized for Issuance under Equity Compensation Plans as of Last Year (December 31, 2012)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	1,173,354	$1.21	661,146
Equity compensation plans not approved by stockholders(2)	2,409,036	$1.51	—
Total	3,582,390	$1.41	661,146

(1)	Includes shares of our common stock issuable pursuant to options granted under our 2002, 2004, 2009 and 2012 Plans (as defined below).

(2)	Consists of warrants issued to vendors, consultants, lenders and loan guarantors.

The Board of Directors adopted the ProUroCare Inc. 2002 Stock Plan, the ProUroCare Inc. 2004 Stock Option Plan, the ProUroCare Inc. 2009 Stock Plan, and the ProUroCare Inc. 2012 Stock Plan (together, the “Plans”) to provide a means by which our employees, directors, officers and consultants may be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. The 2002 Stock Plan expired in 2012, and no additional awards may be made from that plan. Under the three remaining Plans, we are able to grant incentive and non-qualified options, stock appreciation rights, stock awards, restricted stock awards and performance shares. Incentive stock options granted under the Plans are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-qualified stock options granted under the Plans will not qualify as incentive stock options under the Code. The Compensation Committee of the Board of Directors determines the vesting provisions of stock-based awards under the Plans on a case-by-case basis. We utilize the fair-value method of accounting for these options. An aggregate of $26,012, $198,303, and $2,640,086 of stock-based compensation related to these options was recognized in the years ended December 31, 2012 and 2011, and the period from August 17, 1999 to December 31, 2012, respectively.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 8, 2011, we issued 70,632 shares to Jack Petersen, a beneficial owner of greater than five percent of our common stock, as consideration and for interest earned through that date pursuant to the terms of his $300,000 promissory note and consideration agreement with the Company.

Between June 29, 2011 and December 9, 2011, the Company held closings on a private placement of convertible debt. Related party participation in the closings included directors James Davis ($150,000) and Lawrence Getlin ($25,000), the spouse of director Scott Smith ($25,000), William Reiling, a beneficial owner of greater than five percent of the Company’s common stock ($100,000) and Mr. Petersen ($50,000). The notes bear interest at 10% per annum payable on the maturity date, mature on September 20, 2013, and the principal and accrued interest are convertible into shares of our common stock at a conversion price of $1.30 per share.

We provide consideration in the form of shares of our common stock to Mr. Reiling and Mr. Davis, as guarantors of a secured bank loan (see Note 10(a) to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012 for the material terms of the secured bank loan). During the years ended December 31, 2012 and 2011, each guarantor earned 256,035 and 190,919 shares under these consideration arrangements valued at $257,975 and $217,117, respectively. On March 30, 2012, each guarantor purchased $100,000 of our secured notes to facilitate a second $200,000 principal reduction. The notes mature on March 31, 2014, earn interest at 10% per year, are collateralized by a subordinated interest in all of our assets, and the principal and accrued interest thereon are convertible into our common stock at $1.30 per share.

On December 1, 2011, we issued a total of $42,558 in convertible notes to our directors in settlement of cash advances they made to us between August 1, 2012 and December 1, 2012. On December 28, 2012, $29,658 of the convertible notes together with $3,941 of accrued interest was converted into 30,544 shares of our common stock under the original terms of the note, and $6,500 of the notes were repaid in cash.

During the years ended December 31, 2012 and 2011, director David Koenig performed consulting services for us valued at $48,000and $42,000, respectively. We paid $25,000 and $30,000 of the consulting fees in cash and issued 19,000 and 11,112 shares of common stock to Mr. Koenig in lieu of cash for $19,000 and $12,000 of fees, respectively, during the same periods.

During the years ended December 31, 2012 and 2011, Mr. Getlin performed regulatory consulting services for us valued at $35,250 and $33,700, respectively. We paid $0 and $4,200 of the consulting fees in cash and issued 17,950 and 23,182 shares of its common stock to Mr. Getlin in lieu of cash for $17,950 and $25,500 of consulting fees, respectively, during the same periods. Mr. Getlin received $2,700 of convertible notes in lieu of cash for $2,700 of consulting fees during the year ended December 31, 2011.

On September 26, 2012, we borrowed $150,000 from Jeanne Rudelius, a sister of Director Robert Rudelius, pursuant to a secured promissory note. On October 29, 2012, we borrowed an additional $100,000 from Ms. Rudelius. The notes matured on December 26, 2012, and are secured by a subordinated security interest in all Company assets. In lieu of interest or any other consideration, we issued a total of 50,000 shares of its common stock to Ms. Rudelius.

During the year ended December 31, 2012, Mr. Rudelius performed consulting services for us valued at $60,000. Consulting fees of $54,000 were payable as of December 31, 2012.

We issued an aggregate of 101,016 and 100,187 shares of our common stock to our directors as payment for $79,500 and $88,000 of directors fees during the years ended December 31, 2012 and 2011, respectively, in lieu of cash.

Director Independence

Each of Messrs. Chambers, Getlin, Rudelius and Smith qualifies as an “independent director,” as such term is defined in Section 5005(a)(19) of the NASDAQ listing rules. As an executive officer of the Company, Mr. Carlson does not qualify as an “independent director.” Our Board has determined that due to his beneficial ownership of our securities, Mr. Davis does not qualify as independent.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP (“Baker Tilly Virchow Krause”) for professional services rendered for the years ended December 31, 2012 and 2011, respectively:

Fee Category	2012 Fees	2011 Fees

Audit Fees	$51,600	$71,075
Tax Fees	-	5,910
Total Fees	$51,600	$76,985

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Agreement of Merger and Reorganization by and among Global Internet Communications, Inc., GIC Acquisition Co., and ProUroCare Inc. dated April 5, 2004 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 20, 2004).
2.2	Articles of Merger relating to the merger of GIC Acquisition Co., then a wholly owned subsidiary of the registrant with and into ProUroCare Inc., as filed with the Minnesota Secretary of State on April 5, 2004 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 20, 2004).
3.1	Amended and Restated Articles of Incorporation of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 17, 2009).
3.2	Amended and Restated Bylaws of ProUroCare Medical Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB filed March 31, 2005).
4.1	Form of Warrants issued to William Reiling, James Davis, and the Phillips W. Smith Family Trust dated April 3, 2008 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed May 8, 2008).
4.2	Warrant issued to James Davis dated September 25, 2008 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed October 23, 2008).
4.3	Form of Warrant issued to James Davis, Bruce Culver, William S. Reiling, and the Smith Family Trust, dated October 31, 2008 (incorporated by reference to Exhibit 4.25 to Amendment No. 1 to Registration Statement on Form S-1 filed November 10, 2008).
4.4	Form of Underwriters Warrant Agreement (incorporated by reference to Exhibit 4.26 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.5	Form of Warrants to purchase an aggregate of 7,295 shares of ProUroCare Medical Inc. common stock issued to Roman Pauly on October 24, 2008 and January 12, 2009 (incorporated by reference to Exhibit 4.19 to Registration Statement Form S-4/A filed October 16, 2009).
4.6	Warrant to purchase 28,656 shares of ProUroCare Medical Inc. common stock issued to the Phillips W. Smith Family Trust on January 20, 2009 (incorporated by reference to Exhibit 4.20 to Registration Statement Form S-4/A filed October 16, 2009).
4.7	Form of Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer (incorporated by reference to Exhibit 4.27 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.8	Specimen Warrant (incorporated by reference to Exhibit 4.28 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.9	Form of Unit Certificate (incorporated by reference to Exhibit 4.29 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.10	Form of Unit Agreement between ProUroCare Medical Inc. and Interwest Transfer (incorporated by reference to Exhibit 4.30 to Amendment No. 3 to Registration Statement on Form S-1 filed December 18, 2008).
4.11	First Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.3 to Registration Statement Form S-3 filed September 25, 2009).
4.12	Second Amendment to Warrant Agreement between ProUroCare Medical Inc. and Interwest Transfer Company, Inc. (incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-4 filed July 2, 2010).
4.13	Specimen 2010 Replacement Warrant (incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-4 filed July 2, 2010).
4.14	Form of warrant issued to Lane Capital Markets, LLC dated September 30, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 5, 2010).
4.15	Warrant to acquire 17,500 shares of common stock issued in favor of Alisa Piazza dated December 22, 2011 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 28, 2011).
10.1 *	ProUroCare Medical Inc. Amended and Restated 2002 Stock Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed March 31, 2008).
10.2 *	ProUroCare Medical Inc. Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed March 31, 2008).
10.3	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by James Davis dated October 10, 2007 (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-KSB filed March 31, 2008).

Exhibit No.	Description
10.4	Guaranty provided to Crown Bank on behalf of ProUroCare Medical Inc. by William Reiling dated October 10, 2007 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-KSB filed March 31, 2008).
10.5	Commercial Loan and Security Agreement with Crown Bank, executed October 31, 2007 and effective as of December 28, 2007 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-KSB filed March 31, 2008).
10.6 *	Form of Stock Option Agreement and Notice of Stock Option Grant for incentive stock options issued to Richard Carlson and Richard Thon on July 11, 2008 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 14, 2008).
10.7	License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2008).
10.8	Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories Inc. dated July 25, 2008 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 14, 2008).
10.9	Amendment No.1 of License Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated December 19, 2008 (incorporated by reference to Exhibit 10.46 to Amendment No. 4 to Registration Statement on Form S-1 filed December 22, 2008).
10.10	Amendment No.1 to Development and Commercialization Agreement by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. dated December 19, 2008 (incorporated by reference to Exhibit 10.46 to Amendment No. 4 to Registration Statement on Form S-1 filed December 22, 2008).
10.11*	ProUroCare Medical Inc. 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 17, 2009)
10.12	Security Agreement dated September 23, 2009 between ProUroCare Medical Inc. and Bruce Johnson (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-4/A filed October 16, 2009).
10.13	Amendment No.2 to Development and Commercialization Agreement dated November 17, 2009 by and between ProUroCare Medical Inc. and Artann Laboratories, Inc. (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed March 31, 2010).
10.14	Securities Purchase Agreement dated as of September 28, 2010 between ProUroCare Medical Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 29, 2010).
10.15	Convertible secured promissory note dated February 8, 2011 issued in favor of Jack Petersen (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed February 15, 2011).
10.16	Convertible unsecured promissory note dated February 10, 2011issued in favor of Maslon, Edelman, Borman & Brand LLP (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed February 15, 2011).
10.17	Form of Loan Guarantor Compensation Letter Agreement effective March 28, 2011 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 9, 2011).
10.18 *	Form of Change of Control Agreement between ProUroCare Medical Inc. and its Chief Executive Officer and Chief Financial Officer dated May 5, 2012 (filed herewith).
10.19	Line of credit agreement dated May 12, 2011 by and between ProUroCare Medical Inc. and Central Bank (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2011).
10.20	Form of 10% Secured, Subordinated Convertible Note issued pursuant to the Company’s private placement of promissory notes between June 29, 2011 and December 15, 2011 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 9, 2011).
10.21	$900,000 Promissory Note effective September 28, 2011 issued in favor of Crown Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 17, 2011).
10.22	Form of Loan Guarantor Compensation Letter Agreement dated October 11, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 17, 2011)
10.23	Amendment No. 2 to License Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc. dated November 15, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 17, 2011).
10.24	Amendment No. 3 to Development and Commercialization Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc. dated November 15, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 17, 2011).

Exhibit No.	Description
10.25	Promissory note dated December 22, 2011 issued in favor of Larry Musich (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 28, 2011).
10.26	Promissory note dated December 22, 2011 issued in favor of Alisa Piazza (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 28, 2011).
10.27	Form of 10% Unsecured Convertible Note issued pursuant to the Company’s private placement of promissory notes between February 1, 2012 and December 11, 2011 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 9, 2011).
10.28	Promissory note dated January 17, 2012 issued in favor of Central Bank (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 15, 2012).
10.29	Form of 10% Secured, Subordinated Convertible Note issued to James Davis and William Reiling, dated March 30, 2012 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 4, 2012).
10.30	Form of Loan Guarantor Compensation Letter Agreement Amendments issued to James Davis and William Reiling, dated March 30, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 4, 2012).
10.31	Line of credit agreement dated May 11, 2012 by and between ProUroCare Medical Inc. and Central Bank (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 15, 2012).
10.32	Amendment No. 4 to Development and Commercialization Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc. dated May 24, 2012 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 25, 2012).
10.33	Amendment No. 1 to Promissory Note issued in favor of Jack Petersen, effective September 27, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2012).
10.34	Amendment No. 1 to Promissory Note issued in favor of Maslon, Edelman, Borman & Brand, LLP, effective September 27, 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2012).
10.35	Promissory Note dated September 27, 2012 issued in favor of Jeanne Rudelius (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 2, 2012).
10.36	Amendment No. 5 to Development and Commercialization Agreement by and between Artann Laboratories Inc. and ProUroCare Medical Inc., effective October 27, 2012 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed November 16, 2012).
10.37	Promissory Note dated October 29, 2012 issued in favor of Jeanne Rudelius (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 2, 2012).
10.38	Modification to Promissory Note issued in favor of Crown Bank, Dated November 30, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 30, 2012).
10.39	Promissory note dated January 17, 2013 issued in favor of Central Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 28, 2012).
10.40	Modification to promissory note issued in favor of Crown Bank, dated January 23, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 28, 2012).
10.41	Promissory Note issued in favor of Crown Bank, effective February 15, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 28, 2012).
10.42	Supply Agreement between ProUroCare medical inc. and Pressure Profile Systems dated February 15, 2013 (filed herewith).
21.1	List of Subsidiaries of ProUroCare Medical Inc. (incorporated by reference to Exhibit 21.1 to Registration Statement on Form SB-2 filed August 3, 2004).
23.1	Consent of Baker Tilly Virchow Krause, LLP (filed herewith).
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

ProUroCare Medical Inc.

By:	/s/ Richard C. Carlson
Richard C. Carlson
Chief Executive Officer
Date: April 16, 2013

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed as of April 16, 2013, by the following persons in the capacities indicated.

Name	Title

/s/ Richard C. Carlson	Chief Executive Officer (Principal Executive
Richard C. Carlson	Officer) and Director

/s/ Richard Thon	Chief Financial Officer (Principal Financial and
Richard Thon	Accounting Officer)

/s/ K. W. Michael Chambers	Chairman of the Board of Directors
K. W. Michael Chambers

/s/ Lawrence W. Getlin	Director
Lawrence W. Getlin

/s/ James L. Davis	Director
James L. Davis

/s/ Robert Rudelius	Director
Robert Rudelius

/s/ Scott E. Smith	Director
Scott E. Smith

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2012 and 2011 and the period from

August 17, 1999 (inception) to December 31, 2012

The following financial statements are included:

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

ProUroCare Medical Inc.

Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of ProUroCare Medical Inc. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProUroCare Medical Inc. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and the period from August 17, 1999 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

April 16, 2013

F- 2

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash	$73,159	$25,843
Prepaid expenses	133,325	124,446
Total current assets	206,484	150,289
Equipment and furniture, net	23,632	14,710
Debt issuance costs, net	5,246	74,631
	$235,362	$239,630
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$600,000	$800,000
Notes payable, net of original issue discount	109,266	114,286
Notes payable, related party	250,000	—
Convertible notes payable	286,716	76,716
Convertible note payable, related party	656,400	342,558
Accounts payable	838,918	642,133
Accrued development expense	515,000	—
Accrued expenses	493,933	400,478
Total current liabilities	3,750,233	2,376,171

Commitments and contingencies:
Long-term note payable, bank	100,025	100,025
Long-term convertible notes payable	—	150,000
Long-term convertible note payable, related party	200,000	350,000
Total liabilities	4,050,258	2,976,196
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; 18,371,029 and 16,498,907 shares issued and 18,278,795 and 16,334,245 shares outstanding on December 31, 2012 and December 31, 2011, respectively	183	163
Additional paid-in capital	35,106,535	33,225,740
Deficit accumulated during development stage	(38,921,614)	(35,962,469)
Total shareholders’ deficit	(3,814,896)	(2,736,566)
	$235,362	$239,630

See accompanying notes to consolidated financial statements.

F- 3

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			Period from
			August 17,
			1999
	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Operating expenses:
Research and development	$821,854	$124,328	$8,876,477
General and administrative	1,160,232	1,419,402	15,999,546
Total operating expenses	1,982,086	1,543,730	24,876,023
Operating loss	(1,982,086)	(1,543,730)	(24,876,023)
Incentive for early warrant exercise	—	—	(1,999,622)
Incentive for early warrant exercise - related party	—	—	(727,481)
Interest income	—	805	23,867
Interest expense	(174,168)	(92,649)	(5,711,821)
Interest expense - related party	(73,452)	(27,440)	(2,406,941)
Debt extinguishment expense	(137,435)	(39,518)	(1,562,326)
Debt extinguishment expense - related party	(592,004)	(360,680)	(1,661,267)
Net loss	$(2,959,145)	$(2,063,212)	$(38,921,614)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.13)	$(7.84)

Weighted average number of shares outstanding:
Basic and diluted	17,348,736	16,131,274	4,966,620

See accompanying notes to consolidated financial statements.

F- 4

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Balance at inception, August 17, 1999
Net loss for the period from inception to December 31, 1999	—	$—	$—	$—	$—
Balance, December 31, 1999	—	—	—	—	—
Net loss for the year ended December 31, 2000	—	—	—	—	—
Balance, December 31, 2000	—	—	—	—	—
Issuance of common stock to founders at $33.33 per share on March 1, 2001	1	—	20	—	20
Cancellation of founders’ shares, March 6, 2001	(1)	—	(20)	—	(20)
Recapitalization and transfer of common stock to Clinical Network, Inc. July 6, 2001	300,000	3	(3)	—	—
Issuance of common stock to CS Medical Technologies, LLC as consideration for technology license agreement on July 6, 2001, valued at $1.58 per share	300,000	3	474,997	—	475,000
Net loss for the year ended December 31, 2001	—	—	—	(612,533)	(612,533)
Balance, December 31, 2001	600,000	6	474,994	(612,533)	(137,533)

Issuance of common stock valued at $4.29 per share to Profile LLC for technology license, January 14, 2002	400,000	4	1,713,596	—	1,713,600
Issuance of common stock at $23.33 per share for services rendered, November 14, 2002	4,421	—	103,166	—	103,166
Issuance of common stock for cash at $23.33 per share on November 22, 2002, net of costs of $193,386	45,335	1	864,418	—	864,419
Options to purchase 90,000 shares issued to officers and directors, valued at $4.60 per share, granted March 19, 2002; portion vested in 2002	—	—	124,583	—	124,583
Options to purchase 6,000 shares issued to consultants for services rendered, valued at $4.60 per share, granted March 19, 2002; portion vested in 2002	—	—	18,400	—	18,400
Warrant for 3,000 shares valued at $4.60 per share, issued to a director on April 19, 2002; portion vested in 2002	—	—	4,025	—	4,025
Warrant for 150 shares valued at $3.33 per share issued for services rendered, November 11, 2002	—	—	490	—	490
Net loss for the year ended December 31, 2002	—	—	—	(3,613,003)	(3,613,003)
Balance, December 31, 2002	1,049,756	11	3,303,672	(4,225,536)	(921,853)

Stock issued in lieu of cash for accounts payable, valued at $23.33 per share, February 25, 2003	545	—	12,705	—	12,705
Warrants for 19,286 shares valued at $3.00 per share, issued to bank line of credit guarantors, March 1, 2003	—	—	57,858	—	57,858
Warrant for 2,143 shares valued at $3.00 per share, issued to director as a bank line of credit guarantor, March 1, 2003	—	—	6,429	—	6,429
Warrant for 9,215 shares issued for services rendered, valued at $20.30 per share, June 30, 2003	—	—	187,060	—	187,060
Warrants for 22,501 shares valued at $3.60 per share, issued to bank line of credit guarantors, August 5, 2003	—	—	81,003	—	81,003
Warrant for 2,143 shares valued at $3.60 per share, issued to director as a bank line of credit guarantor, August 5, 2003	—	—	7,714	—	7,714
Warrants for 6,429 shares valued at $3.40 per share, issued to bank line of credit guarantors, September 11, 2003	—	—	21,858	—	21,858
Warrant for 11,789 shares valued at $3.50 per share, issued to bank line of credit guarantor, December 22, 2003	—	—	41,250	—	41,250

F- 5

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

F- 6

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

F- 7

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

F- 8

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

F- 9

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

F- 10

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 3,000 shares issued to a director valued at $5.90 per share, granted May 30, 2006; portion vested in 2008	—	—	3,687	—	3,687
Options to purchase 3,000 shares issued to a director valued at $2.40 per share, granted June 14, 2007; portion vested in 2008	—	—	3,600	—	3,600
Options to purchase 20,000 shares issued to officer valued at $3.40 per share, granted February 1, 2007; portion vested in 2008	—	—	8,869	—	8,869
Options to purchase 15,000 shares issued to officer valued at $16.20 per share, granted January 3, 2005; portion vested in 2008	—	—	6,731	—	6,731
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2008	—	—	12,042	—	12,042
Reversal of expense associated with performance-based option of an officer that did not vest	—	—	(7,727)	—	(7,727)
Warrants for 12,576 shares valued at $4.00 per share, accrued for issuance in addition to interest on a note payable; portion expensed in 2008	—	—	50,304	—	50,304
Net loss for the year ended December 31, 2008	—	—	—	(4,657,717)	(4,657,717)
Balance, December 31, 2008	1,811,429	18	13,677,932	(20,935,813)	(7,257,863)

Issuance of common stock in conversion of convertible debt at $0.70 per share upon the January 7, 2009 effective date of the 2009 Public Offering	2,743,535	28	1,920,446	—	1,920,474
Issuance of common stock in conversion of convertible debt at $0.50 per share upon the January 7, 2009 effective date of the 2009 Public Offering	314,846	3	157,405	—	157,408
Adjustment to original issue discount on 2007 and 2008 private placement debt offerings based on final 2009 Public Offering closing price	—	—	47,046	—	47,046
Issuance of common stock pursuant to the January 12, 2009 closing of the 2009 Public Offering at $1.00 per share net of closing costs of $1,259,558	3,050,000	31	1,790,441	—	1,790,472
Underwriter's warrants to acquire 305,000 Units issued upon the January 12, 2009 close of 2009 Public Offering	—	—	50	—	50
Issuance of common stock in conversion of convertible debt at $3.00 per share upon the January 12, 2009 closing date of the 2009 Public Offering	292,384	3	877,146	—	877,149
Warrants for 459 shares valued at $1.32 per share, issued on January 13, 2009 in addition to interest on a note payable	—	—	607	—	607
Issuance of common stock valued at $1.10 per share for license fees on January 15, 2009	454,546	5	499,995		500,000
Issuance of common stock in conversion of convertible debt at $0.70 per share on January 20, 2009	42,143	—	29,500	—	29,500
Warrants for 680 shares valued at $4.00 per share, issued on January 20, 2009 in addition to interest on a note payable	—	—	2,720	—	2,720
Issuance of common stock in conversion of convertible debt at $0.70 per share on February 6, 2009	441,165	4	308,809	—	308,813
Adjustment to original issue discount on convertible debt issued in put offering based on final conversion price	—	—	81,059	—	81,059
Issuance of common stock to guarantors of bank debt and a lender on March 19, 2009, valued at $0.50 per share	200,001	2	99,998	—	100,000
To record original issue discount on debt upon retirement of related note payable	—	—	103,396	—	103,396
Original issue discount on convertible debt issued March 19, 2009	—	—	123,000	—	123,000

F- 11

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

F- 12

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

F- 13

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 320,000 shares issued to officers and directors, valued at $1.21 per share, granted September 29, 2009; portion vested in 2010	—	—	122,613	—	122,613
Options to purchase 20,748 shares issued to directors valued at $1.97 per share, granted March 1, 2010; portion vested in 2010	—	—	15,354	—	15,354
Options to purchase 72,675 shares issued to directors, valued at $1.33 per share, granted August 10, 2010	—	—	96,658	—	96,658
Net loss for the year ended December 31, 2010	—	—	—	(6,019,380)	(6,019,380)
Balance, December 31, 2010	15,777,883	158	32,272,782	(33,899,257)	(1,626,317)

Issuance of common stock valued at $1.35 per share to lender as interest on February 8, 2011	70,632	1	95,350	—	95,351
Issuance of common stock valued at $1.01 per share in lieu of cash for directors' fees on February 8, 2011	12,379	—	12,500	—	12,500
Issuance of common stock to guarantor of bank debt on February 11, 2011, valued at $1.22 per share	17,778	—	21,667	—	21,667
Issuance of common stock and 20,000 warrants to service provider in lieu of cash valued at $1.30 per share on March 22, 2012	76,932	1	99,999	—	100,000
Issuance of common stock valued at $0.525 per share in lieu of cash for directors' fees on April 14, 2011	36,669	—	19,250	—	19,250
Issuance of common stock to guarantors of bank debt valued at $1.245 per share on April 21, 2011	226,666	2	282,164	—	282,166
Issuance of common stock to guarantor of bank debt valued at $0.59 per share on May 12, 2011	8,475	—	5,000	—	5,000
Issuance of common stock to a director in lieu of cash for consulting fees valued at $1.08 per share on June 2, 2011	11,112	—	12,000	—	12,000
Warrants for 150,000 shares valued at $0.78 per share, issued on June 21, 2011 for services rendered	—	—	116,334	—	116,334
Issuance of common stock pursuant to cashless exercise of 70,000 warrants on November 29, 2011; exercise price of $0.75 per share	21,398	—	—	—	—
Issuance of common stock to a director in lieu of cash for consulting fees valued at $1.10 per share on December 1, 2011	23,182	—	25,500	—	25,500
Issuance of common stock valued at $1.10 per share in lieu of cash for directors' fees on December 1, 2011	51,139	1	56,249	—	56,250
Warrants for 17,500 shares with a relative fair value of $0.49 per share, issued in connection with notes payable on December 22, 2011	—	—	8,643	—	8,643
Options to purchase 85,000 shares issued to officers valued at $0.85 per share, granted July 11, 2008; portion expensed in 2011	—	—	12,042	—	12,042
Options to purchase 320,000 shares issued to officers and directors, valued at $1.21 per share, granted September 29, 2009; portion vested in 2011	—	—	32,267	—	32,267
Options to purchase 20,748 shares issued to directors valued at $1.97 per share, granted March 1, 2010; portion vested in 2011	—	—	20,472	—	20,472
Options to purchase 240,000 shares issued to officers valued at $0.78 per share, granted May 3, 2011; portion expensed in 2011	—	—	94,247	—	94,247
Options to purchase 2,265 shares issued to director, valued at $0.68 per share, granted June 27, 2011; portion expensed in 2011	—	—	771	—	771
Options to purchase 172,416 shares issued to directors valued at $.68 per share, granted August 9, 2011; portion vested in 2011	—	—	38,503	—	38,503
Net loss for the year ended December 31, 2011	—	—	—	(2,063,212)	(2,063,212)
Balance, December 31, 2011	16,334,245	$163	$33,225,740	$(35,962,469)	$(2,736,566)

F- 14

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Issuance of common stock to guarantor of bank debt on January 17, 2012, valued at $1.00 per share	6,666	—	6,666	—	6,666
Issuance of common stock to guarantor of bank debt on January 23, 2012, valued at $0.90 per share	9,088	—	8,179	—	8,179
Issuance of common stock to guarantors of bank debt valued at $0.98 per share on February 15, 2012	155,172	2	152,066	—	152,068
Issuance of common stock to two directors in lieu of cash for consulting fees valued at $1.00 per share on March 16, 2012	27,450	—	27,450	—	27,450
Issuance of common stock to guarantors of bank debt valued at $1.05 per share on March 30, 2012	431,610	4	453,186	—	453,190
Sale of common stock pursuant to private placement on April 12, 2012 at $1.00 per share	100,000	1	99,999	—	100,000
Sale of common stock pursuant to private placement on April 30, 2012 at $1.00 per share	45,000	1	44,999	—	45,000
Issuance of common stock for accounts payable valued at $1.00 per share on April 20, 2012	5,923	—	5,923	—	5,923
Issuance of common stock to service provider in lieu of cash for consulting fees valued at $1.00 per share on April 30, 2012	21,000	—	21,000	—	21,000
Sale of common stock pursuant to private placement on May 7, 2012 at $1.00 per share	287,000	3	286,997	—	287,000
Issuance of common stock to guarantor of bank debt on May 12, 2012, valued at $0.59 per share	8,475	—	5,004	—	5,004
Issuance of common stock to guarantor of bank debt on May 12, 2012, valued at $1.01 per share	8,064	—	8,145	—	8,145
Issuance of common stock valued at $1.00 per share in lieu of cash for directors' fees on June 20, 2012	41,250	1	41,249	—	41,250
Issuance of common stock to a director in lieu of cash for consulting fees valued at $1.00 per share on June 20, 2012	9,500	—	9,500	—	9,500
Sale of common stock pursuant to private placement on July 2, 2012 at $1.00 per share	275,000	3	274,997	—	275,000
Issuance of common stock to lender in lieu of cash for interest or consdideration valued at $0.44 per share on September 26, 2012	30,000	—	13,200	—	13,200
Issuance of common stock to lender in lieu of cash for interest or consdideration valued at $0.50 per share on October 29, 2012	20,000	—	10,000	—	10,000
Issuance of common stock upon conversion of convertible debt at $1.10 per share on December 28, 2012	30,544	—	33,598	—	33,598
Issuance of common stock valued at $0.64 per share in lieu of cash for directors' fees on December 31, 2012	59,766	1	38,250	—	38,251
Issuance of common stock pursuant to warrants exercised during 2012 at an exercise price of $0.50 per share	366,000	4	182,996	—	183,000
Issuance of common stock pursuant to warrants exercised during 2012 at an exercise price of $1.30 per share	7,042	—	9,154	—	9,154
Warrants for 30,000 shares fair value of $1.01 per share issued in connection with notes payable on May 22, 2012	—	—	30,300	—	30,300
Warrants for 15,000 shares fair value of $0.75 per share issued in connection with notes payable on June 22, 2012	—	—	11,250	—	11,250
Warrants for 22,500 shares with a relative fair value of $0.34 per share issued in connection with notes payable on June 29, 2012	—	—	7,575	—	7,575
Warrants for 105,000 shares valued at $0.60 per share, accrued during 2012 as debt issuance cost	—	—	63,000	—	63,000
Warrants for 10,000 shares valued at $1.01 per share, accrued during 2012 as debt issuance cost	—	—	10,100	—	10,100

F- 15

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	shareholders’
	Shares	Amount	capital	stage	equity (deficit)
Options to purchase 20,748 shares issued to directors valued at $1.97 per share, granted March 1, 2010; portion expensed in 2012	—	—	5,048	—	5,048
Options to purchase 2,265 shares issued to director, valued at $0.68 per share, granted June 27, 2011; portion expensed in 2012	—	—	769	—	769
Options to purchase 172,416 shares issued to directors valued at $.68 per share, granted August 9, 2011; portion expensed in 2012	—	—	78,161	—	78,161
Options to purchase 150,000 shares issued to directors valued at $.46 per share, granted August 9, 2012; portion expensed in 2012	—	—	34,500	—	34,500
Options to purchase 18,750 shares issued to a director valued at $.38 per share, granted October 30, 2012; portion expensed in 2012	—	—	1,781	—	1,781
Reversal of expense associated with performance-based options of officers that did not vest	—	—	(94,247)	—	(94,247)
Net loss for the year ended December 31, 2012	—	—	—	(2,959,145)	(2,959,145)
Balance, December 31, 2012	18,278,795	$183	$35,106,535	$(38,921,614)	$(3,814,896)

See accompanying notes to consolidated financial statements.

F- 16

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Period from August 17,1999 (Inception) to
	2012	2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(2,959,145)	$(2,063,212)	$(38,921,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	636	522	22,693
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	26,012	198,303	2,762,661
Common stock issued for services rendered	21,952	—	133,335
Common stock issued for services rendered- related party	116,450	112,999	393,778
Common stock issued for interest	10,255	—	10,255
Common stock issued to related party for interest	—	2,697	20,164
Common stock issued for debt guarantees	—	—	106,667
Common stock issued for debt issuance cost	—	—	6,667
Common stock issued for debt extinguishment	—	—	33,333
Notes payable issued for intangibles expensed as research and development	—	—	150,000
Note payable issued for interest	1,000	—	1,000
Convertible note issued for services rendered	—	2,700	2,700
Warrants issued for services	—	116,334	683,370
Warrants issued for debt guarantees	—	—	355,197
Warrants issued for interest	—	—	710,862
Warrants issued for interest - related party	—	—	317,100
Warrants issued for debt extinguishment	—	—	360,007
Warrants issued for debt extinguishment-related party	—	—	26,828
Warrants issued for debt issuance cost	—	—	12,834
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—	—	8,700
Units issued for debt extinguisment	—	—	870,981
Amortization of note payable-original issue discount	38,016	1,402	191,665
Amortization of note payable-related party original issue discount	—	—	142,964
Amortization of convertible debt-original issue discount	—	—	1,146,587
Amortization of convertible debt-related party original issue discount	—	—	1,194,132
Amortization of debt issuance costs	141,391	54,466	2,088,429
Amortization of debt issuance costs-related party	592,004	360,680	1,747,589
Bargain conversion option added to note payable- related party for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Prepaid expenses	(8,879)	11,991	(76,141)
Accounts payable	201,756	179,389	1,025,783
Accrued development expense	515,000	—	2,580,385
Accrued expenses	182,687	183,953	1,239,928
Net cash used in operating activities	(1,120,865)	(837,776)	(15,586,951)

F- 17

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,		Period from August 17,1999 (Inception) to
	2012	2011	December 31, 2012
Cash flows from investing activities:
Purchases of equipment and furniture	(9,558)	—	(46,325)
Deposit into a restricted cash account	—	—	(44,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	(9,558)	—	(46,325)

Cash flows from financing activities:
Proceeds of note payable, bank	—	100,000	700,000
Payments of note payable, bank	(200,000)	(200,000)	(1,700,000)
Proceeds of notes payable	145,627	170,628	1,220,100
Payment of notes payable	(98,888)	(139,003)	(1,780,622)
Proceeds of notes payable - related party	250,000	39,858	1,346,596
Payments of notes payable - related party	(6,500)	—	(289,300)
Proceeds from long-term convertible notes payable and bank debt	—	150,000	4,357,362
Proceeds from long-term convertible notes payable - related party	200,000	350,000	1,913,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	183,000	—	2,406,788
Payments for debt issuance costs	(2,500)	(27,000)	(795,727)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	—	(651,962)
Cost of reverse merger	—	—	(162,556)
Net proceeds from issuance of common stock	707,000	—	9,737,756
Net cash provided by financing activities	1,177,739	444,483	15,706,435
Net increase (decrease) in cash	47,316	(393,293)	73,159
Cash, beginning of the period	25,843	419,136	—
Cash, end of the period	$73,159	$25,843	$73,159

See accompanying notes to financial statements.

F- 18

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,		Period from August 17,1999 (Inception) to
	2012	2011	December 31, 2012
Supplemental cash flow information:
Cash paid for interest	$50,428	$62,987	$1,032,168
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	—	371,808
Deferred offering costs offset against gross proceeds of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Debt issuance costs included in accrued expenses	—	160,044	160,044
Warrants issued pursuant to notes payable	7,575	8,643	483,409
Warrants issued for debt issuance costs	114,650	—	412,671
Warrants issued in prepayment of services	—	—	—
Warrants issued in lieu of cash for accrued expenses	—	—	1,250
Warrant exercise cost paid in lieu of cash for services rendered-related party	—	—	11,250
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable-related party tendered for warrant exercise	—	—	672,000
Notes payable tendered for warrant exercise	—	—	405,982
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	—	13,569
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Convertible debt issued in lieu of cash for accounts payable	—	65,698	65,698
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Conversion of accrued expenses to equity	162,884	103,154	686,145
Conversion of notes payable to equity	—	—	600,000
Common stock issued in lieu of cash for notes payable-related party	—	—	10,300
Conversion of convertible debt to equity	—	—	1,638,750
Conversion of convertible debt-related party to equity	29,658	—	1,352,992
Conversion of notes payable to convertible notes payable	20,000	—	20,000
Conversion of notes payable-related party to convertible notes payable	—	—	200,000
Common stock issued in lieu of cash for accrued expenses	—	12,500	271,553
Common stock issued in lieu of cash for accounts payable	4,971	100,000	227,262
Common stock issued in lieu of cash for accrued development cost	—	—	2,065,385
Common stock issued for debt issuance cost	473,208	298,333	1,588,371
Common stock issued pursuant to notes payable	23,200	—	23,200
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to consolidated financial statements.

F- 19

ProUroCare Medical Inc.

A Development Stage Company

Notes to Consolidated Financial Statements

December 31, 2012 and 2011 and the period from

August 17, 1999 (inception) to December 31, 2012

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

Pursuant to a merger agreement effective April 5, 2004 (the “Merger”), PUC became a wholly owned operating subsidiary of Global Internet Communications, Inc. (“Global”), which subsequently changed its name to ProUroCare Medical Inc. In connection with the Merger, the Company completed a private placement of 220,500 shares of common stock (the “2004 Private Placement”) (see Note 12(b)).

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

Between December 27, 2007 and December 11, 2008, the Company closed on a total of $2.0 million of private placements of investment units and $315,000 of private placements of convertible debentures in a unit put arrangement (see Note 12(d)) each consisting of convertible debentures and warrants. Upon the closing of the Company’s 2009 Public Offering (as defined below), the convertible debentures issued in these private placements were automatically converted into equity.

On January 12, 2009, the Company closed a public offering of 3,050,000 equity units at $1.00 per unit (see Note 12(d)). Concurrently, $1.9 million of convertible promissory notes issued in private placements during 2007 and 2008, along with $177,882 of interest accrued thereon automatically converted into 3,058,381 equity units.

In November, 2009 and August, 2010, the Company completed tender offers to holders of certain outstanding warrants that provide consideration as an incentive for the early exercise of such warrants. Pursuant to the offers, the Company temporarily modified the terms of certain outstanding warrants so that each holder who tendered them for early exercise received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of the Company’s common stock at an exercise price of $1.30 per share (the “Replacement Warrants”). Upon the closings of the tender offers, the Company issued a total of 2,252,358 shares of common stock and 2,252,358 Replacement Warrants. See Note 12(g).

F- 20

On September 28, 2010, the Company sold 1,400,000 unregistered shares of its common stock to Seaside 88, LP at $0.625 per share, realizing gross proceeds of $875,000.

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

F- 21

(d)	Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. These calculations reflect the effects of the Reverse Split (see Note 1(a)). Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the years ended December 31, 2012 and 2011 and the period from August 17, 1999 (inception) to December 31, 2012 due to the Company’s net losses. 8,792,651and 10,232,340 shares of common stock issuable under our stock options, warrants, convertible debt and contingent shares and warrants issuable under agreements with loan guarantors were excluded from the computation of diluted net loss per common share for the years ended December 31, 2012 and 2011, respectively.

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

The costs associated with acquisition of licenses for technology are recognized at the fair value of stock and cash used as consideration. Costs of acquiring technology that has no alternative future uses are expensed immediately as research and development expense.

(i)	Stock-Based Compensation

The Company’s policy is to grant stock options with an exercise price set at fair value of its common stock on the date of grant and to record stock-based employee compensation expense at fair value. The Company recognizes the expense related to the fair value of the award on a straight-line basis over the vesting period. From time to time, the Company issues options and warrants to non-employees as consideration for goods or services received, including warrants issued to lenders and guarantors of Company debt (see Note 12(f)). The fair value of options and warrants issued to non-employees is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date. The fair value of options so determined is expensed on a straight-line basis over the associated performance period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options and warrants. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

F- 22

(j)	Financial Instruments

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

(k)	Research and Development

Expenditures for research and product development costs, including certain upfront license fees for technologies under development, are expensed as incurred.

(l)	Debt Issuance Costs

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

(m)	Income Taxes

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

(2)	Going Concern; Management’s Plan to Fund Working Capital Needs

The Company incurred net losses of $2,959,145, $2,063,212 and $38,921,614 and negative cash flows from operating activities of $1,120,865, $837,776, and $15,586,951 for the years ended December 31, 2012 and 2011 and for the period from August 17, 1999 (inception) to December 31, 2012, respectively. The Company expects to increase its expenditures following receipt of FDA approval of a reusable probe for its ProUroScan System, as it ramps ups its operational capabilities through both contracted and internal resources. The Company’s business plan is dependent upon its ability to obtain sufficient capital to fund its transition from product development to production and marketing its products.

To fund its operations and pay its obligations, the Company will pursue additional public or private funding during 2013 and 2014 to finance additional product development and operations leading to a commercial market launch. The funding may be in the form of convertible debt, equity securities, private debt or debt guarantees for which stock-based consideration is paid, a public offering of our securities or a combination of these.

As of December 31, 2012, the Company had 3,590,894 currently redeemable warrants outstanding. These warrants have an exercise price of $1.30 per share. Upon exercise of our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. The Company could realize up to $4.7 million depending on the number of shares actually exercised. The Company will also gain the ability to redeem a further 1,688,299 warrants with a $1.30 exercise price if the last sale price of our common stock were to equal or exceed $4.00 per share for a period of 10 consecutive trading days. If the Company were to subsequently exercise its redemption right on these warrants, up to an additional $2.2 million could be realized depending on the number of shares actually exercised. The Company’s ability to successfully raise additional funding through the exercise of warrants will depend to a high degree upon the market price of its common stock in relation to the exercise price. Given that the exercise price of the warrants currently exceeds the market price, the Company may choose to offer an exercise price reduction as an inducement to the holders to exercise the warrants. There can be no assurance that the Company will be able to seek redemption of the warrants, or how much would be realized by warrant exercises during the redemption period.

F- 23

The Company plans to identify a strategic partner to help market our products. The Company expects such a strategic partner may provide financial support in the form of licensing fees, loans, equity investment or a combination of these. In addition to financial support, a successful collaboration with such a partner would allow the Company to gain access to downstream marketing, manufacturing and sales support. There can be no assurance that a strategic partner can be successfully identified and engaged during 2013 or 2014, if at all.

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

(3)	Equipment and Furniture

Equipment and furniture consisted of the following at December 31:

	2012	2011
Computer equipment	$2,632	$4,473
Furniture	4,279	4,279
Training models	8,582	0
Tooling and molds	14,314	14,314
	29,807	23,066
Less accumulated depreciation	(6,175)	(8,356)
	$23,632	$14,710

Depreciation expense for the years ended December 31, 2012 and 2011 and the period from August 17, 1999 (inception) to December 31, 2012 is as follows:

	2012	2011	August 17, 1999 (Inception) to December 31, 2012
Depreciation expense	$636	$522	$22,693

(4)	Debt Issuance Cost

The Company issues stock, warrants, and convertible debt to various lenders and loan guarantors in consideration for their making or guaranteeing certain loans to the Company (see Notes 9, 10, and 12(f)). Depending on the terms, cash flows, and other characteristics of the each loan or loan renewal, consideration paid in the form of stock, warrants, and convertible debt is recorded as debt issuance cost or original issue discount and amortized over the corresponding term of each loan as either interest expense or debt extinguishment expense.

Pursuant to the debt guarantees of the Company’s bank loans (see Note 10) and loan arrangements with individual lenders (see Note 9), a total of 546,647 shares of stock valued at $546,860 were issued or accrued for issuance and recorded as debt issuance cost during the year ended December 31, 2012. In addition, 160,000 warrants valued at $114,650 were issued or accrued for issuance and recorded as debt issuance cost in connection with loans received from individual lenders during the year ended December 31, 2012.

F- 24

Debt issuance costs are summarized as follows:

	For the years ended December 31,
	2012	2011
Debt issuance costs	$1,787,819	$1,204,639
Less amortization	(1,782,573)	(1,130,008)
Debt issuance costs, net	$5,246	$74,631

Amortization expense related to debt issuance costs for the years ended December 31, 2012 and 2011 and the period from August 17, 1999 (inception) to December 31, 2012 is as follows:

	2012	2011	August 17, 1999 (Inception) to December 31, 2012
Amortization expense	$733,395	$415,146	$3,836,018

(5)	Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2012	2011
Accrued interest	$183,924	$47,799
Accrued compensation	118,080	101,693
Accrued loan consideration to be paid in stock	73,652	160,044
Audit fees	42,000	35,000
Consulting fees	41,275	49,000
Accrued royalties	33,000	0
Accrued use tax	2,002	1,092
Legal fees	0	5,800
Other	0	50
	$493,933	$400,478

(6)	Agreements with Artann Laboratories Inc.

The Company has developed its ProUroScan System under contracts with Artann, a scientific technology company based in Trenton, New Jersey, that is focused on early stage technology development. In 2008 the Company entered into two agreements with Artann.

Under the first agreement, the “License Agreement,” Artann granted to the Company an exclusive, worldwide, sublicensable license to certain patent applications, trade secrets and technology to make, use and market certain mechanical imaging products in the diagnosis or treatment of urologic disorders of the prostate, kidney or liver field of use. As consideration, during the period from August 17, 1999 (Inception) to December 31, 2010, the Company paid a cash license fee of $600,000 and issued 454,546 shares of the Company’s common stock valued at $500,000, all of which was recorded as a general and administrative expense. In addition, the Company agreed to pay Artann a royalty equal to four percent of the first $30 million of net cumulative sales of licensed products, three percent of the next $70 million of net cumulative sales and two percent of net cumulative sales over $100 million. Further, the Company will pay Artann a technology royalty of one percent of net sales on prostate imaging system products through December 31, 2016. The combined royalties are subject to a minimum annual royalty equal to $50,000 per year for each of the first two years after clearance from the FDA for commercial sale and $100,000 per year for each year thereafter until termination or expiration of the License Agreement. The License Agreement will terminate upon the expiration of all royalty obligations, by failure of either party to cure a breach of the agreement within a 60-day cure period, if the Company fails to make a payment to Artann and such failure is not cured within a 30-day cure period or should one of the parties become insolvent, go into liquidation or receivership or otherwise lose legal control of its business.

F- 25

Under the second agreement, the “Development and Commercialization Agreement,” the parties agreed to collaborate on developing, commercializing and marketing prostate mechanical imaging systems. For the services provided under this agreement, during the period from August 17, 1999 (Inception) to December 31, 2010 the Company paid $500,000 in cash to Artann and issued 769,231 shares of the Company’s common stock valued at $1,565,385, all of which were recorded as research and development expense. The Company recorded a $750,000 milestone fee earned by Artann as research and development expense upon the FDA’s April 27, 2012 approval of the Company’s ProUroScan System. Under the terms of amendments to the agreement executed in 2011 and 2012, the parties agreed to restructure the timing of the payment of the milestone fee. Under the revised payment schedule, the Company made a $100,000 first payment on May 25, 2012 and agreed to pay 25% of all net cash received by the Company from any funding source until the balance is paid. The Company agreed to pay simple interest on the unpaid amount at a rate of 20% per year. As of December 31, 2012, $515,000 of the milestone fee remained unpaid and was recorded as accrued development expense.

(7)	Commitments and Contingencies

The Company rents a small amount of office space on a month-to-month basis at a cost of approximately $1,000 per month, which is the market price for similar office space in Minneapolis, Minnesota. Rent expense for the years ended December 31, 2012 and 2011, and the period from August 17, 1999 (inception) to December 31, 2012 is as follows:

	2012	2011	August 17, 1999 (Inception) to December 31, 2012
Rent expense	$12,000	$12,000	$302,874

(8)	Income Taxes

The Company has generated net operating loss carryforwards of approximately $10.3 million. The Company has also generated approximately $13.6 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.1 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2013-2023. We believe that approximately $12.0 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $4.9 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025.The net operating loss carryforwards are subject to examination until they expire.

The Company had no significant unrecognized tax benefits as of December 31, 2012 and 2011 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease. The Company has adopted the policy of classifying income tax related interest and penalties as interest expense and general and administrative expense, respectively

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2009 - 2012

State of Minnesota 2009 - 2012

F- 26

The Company has recorded a full valuation allowance against its deferred tax assets and deferred tax liability due to the uncertainty of realizing the related benefits and costs as follows:

	2012	2011
Deferred tax assets
Net operating loss carryforwards	$3,952,000	$3,372,000
Capitalized start up costs	5,253,000	4,730,000
Expenses paid with options and warrants	608,000	740,000
Capitalized licenses	564,000	644,000
Deferred compensation	45,000	33,000
Accrued expenses to be paid in stock	0,000	39,000
Less: valuation allowance	(10,422,000)	(9,558,000)
Net deferred tax assets	$0	$0

The change in the valuation allowance was $864,000, $329,000, and $10,422,000 for the years ended December 31, 2012 and 2011 and the period from August 17, 1999 (inception) to December 31, 2012, respectively.

Reconciliation between the federal statutory rate and the effective tax rates for the years ended December 31, 2012 and 2011 and the period from August 17, 1999 (inception) to December 31, 2012 is as follows:

	2012	2011	Period from August 17, 1999 (Inception) to December 31, 2012
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.5)	(4.5)	(4.5)
Employee incentive stock options	(1.2)	2.1	1.3
Expired warrants and options	7.2	1.9	2.0
Replacement warrants issued as an incentive to early exercise warrants	–	–	2.7
Capitalized license fees	–	–	0.5
Beneficial conversion feature of convertible debt	–	–	2.2
Deductible expense for stock and warrants issued less than book expense	3.1	3.9	3.0
Change in valuation allowance	29.4	30.6	26.8
Effective tax rate	0.0%	0.0%	0.0%

(9)	Notes Payable

The Company has provided equity consideration to certain lenders and loan guarantors. See Note 12(f) for more information regarding the equity consideration issued. See Note 13 for information regarding related party transactions and loans.

(a)	Short Term Notes

On June 1, 2012, the Company borrowed $90,627 pursuant to an unsecured insurance policy financing agreement. The financing agreement is payable in 11 monthly installments of $8,345 per month and bears interest at 3.2% per year. As of December 31, 2012, the outstanding loan balance was $33,266. During the year ended December 31, 2012, the Company repaid the $41,526 balance of a similar insurance policy financing agreement that was outstanding as of December 31, 2011.

F- 27

On December 22, 2011, the Company borrowed $40,000 from an individual lender pursuant to a promissory note. Of this, $20,000 was applied toward the purchase of a convertible note on February 1, 2012 (see Note 9(c)). On March 22, 2012, the Company amended the terms the remaining $20,000 promissory note to extend the maturity date of the note to May 22, 2012. The extension was accounted for as a debt modification. On May 22, 2012, the Company again amended the promissory note to extend the maturity date to November 22, 2012 and converted $1,000 of accrued interest into the principal amount of the note. The resulting $21,000 note bears interest at 10% per annum payable on the maturity date. The note provides for automatic successive one-month renewal periods unless the note holder gives the Company a termination notice at least 10 business days in advance. The loan amendment was accounted for as a debt extinguishment.

On December 22, 2011, the Company borrowed $40,000 from an individual lender pursuant to a promissory note. On March 22, 2012, the parties amended the terms the promissory note to extend the maturity date of the note to June 22, 2012. On June 22, 2012, the parties again amended the promissory note to extend the maturity date to December 22, 2012. On December 22, 2012, the parties amended the note again to change the maturity date to April 22, 2013, and to provide for automatic successive one-month renewal periods unless the note holder gives the Company a termination notice at least 10 business days in advance. The amended note bears interest at 10% per annum, payable on the maturity date. The loan amendments were accounted for as a debt extinguishment.

On June 29, 2012, the Company borrowed $15,000 from an individual lender pursuant to a promissory note that was to mature on December 31, 2012, subject to automatic successive one-month renewal periods unless the note holder gives the Company a termination notice at least 10 business days in advance. The bears interest at a rate of 10% per annum payable on the maturity date. As consideration to the lender for making the loan, the Company issued 22,500, five-year warrants to acquire its common stock to the lender, with an exercise price of $1.30 per share. An original issue discount of $7,575 related to the warrants was recorded and amortized as interest expense over the term of the note.

(b)	Short Term Notes, Related Party

Between September 26, 2012 and October 29, 2012, the Company borrowed a total of $250,000 from Jeanne Rudelius, a sister of Director Robert Rudelius, pursuant to secured promissory notes. The notes matured on December 26, 2012, and are secured by a subordinated security interest in all Company assets. In lieu of interest or any other consideration, the Company issued a total of 50,000 shares of its common stock to the lender. The $23,200 value of the shares was recorded as original issue discount and amortized as interest expense over the term of the note. The Company is working with Ms. Rudelius to refinance the note, but there is no assurance it will be successful in doing so.

(c)	Short Term Convertible Notes

During the year ended December 31, 2011, the Company closed on $500,000 in a private placement of 10% secured, subordinated convertible notes (the “2011 Convertible Notes”). Of this amount, $350,000 was sold to related parties (see Note 9(d)) and $150,000 was sold to unrelated parties. The notes bear interest at 10% per annum payable on the maturity date, mature on September 20, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share.

On September 27, 2012, the Company amended the maturity date of a $65,698 unsecured convertible promissory note with a limited partnership. In consideration for a one year extension of the promissory note’s maturity date, the Company agreed to reduce the conversion price of the note from $1.30 per share to $1.00 per share. The amended promissory note bears interest at 6.0% per year and matures on August 10, 2013. The Company may prepay the note at any time with 30 days notice, during which time the holder may exercise its conversion rights under the terms of the convertible note. The note amendment did not result in the recording of additional expense, as there was no intrinsic value of the conversion feature both before and after the modification.

On September 27, 2012, the Company amended the maturity date of an $11,018 unsecured convertible promissory note with an individual lender. In consideration for a one year extension of the promissory note’s maturity date, the Company agreed to reduce the conversion price of the note from $1.30 per share to $1.00 per share. The amended promissory note bears interest at 6.0% per year and matures on August 11, 2013. The Company may prepay the note at any time with 30-days’ notice, during which time the holder may exercise its conversion rights under the terms of the convertible note. The note amendment did not result in the recording of additional expense, as there was no intrinsic value of the conversion feature both before and after the modification.

F- 28

Between February 1, 2012 and March 16, 2012, the Company closed on a total of $60,000 in a private placement of unsecured convertible notes. The notes bear interest at 10% per annum payable on the maturity date, mature on January 31, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share. Of this amount, $40,000 was received in cash, and $20,000 was funded by the reduction of an outstanding note payable (see Note 9(a)), which was accounted for as a debt modification. The Company is working with the lenders to refinance the notes, and to obtain proceeds to repay the notes, but there is no assurance that either effort will be successful.

(d)	Short Term Convertible Notes, Related Party

Between August 1 and December 1, 2011, the directors of the Company advanced a total of $42,558 to the Company to pay various expenses. On December 1, 2011, the Company issued convertible notes to the directors in settlement of these advances. On December 28, 2012, $6,500 of the notes were repaid in cash, and $29,658 of the notes and $3,941 of accrued interest thereon were converted into 30,544 common stock pursuant to the conversion terms. The remaining $6,400 note is unsecured, bears interest at 10% per year, matures on February 28, 2013, and is convertible into the Company’s common stock at $1.10 per share.

During the year ended December 31, 2011, the Company sold $350,000 of the 2011 Convertible Notes (see Note 9(c)) to related parties (see Note 13).

On September 27, 2012, the Company extended the maturity date of an existing $300,000 convertible subordinated promissory note with Jack Petersen, a greater than 5% shareholder. In consideration for a one year extension of the promissory note’s maturity date, the Company agreed to reduce the conversion price of the note from $1.30 per share to $1.00 per share. The amended note bears interest at 6.0% per year and matures on August 8, 2013. The Company may prepay the note at any time with 30 days notice, during which time Mr. Petersen may exercise his conversion rights under the terms of the convertible note. The convertible note provides Mr. Petersen with a subordinated security interest in the Company’s assets. The note amendment did not result in the recording of additional expense, as there was no intrinsic value of the conversion feature both before and after the modification.

(e)	Long Term Convertible Notes, Related Party

On March 30, 2012, the Guarantors of the Company’s Crown Bank Loan (see Note 10(a)) purchased a total of $200,000 of the Company’s convertible subordinated notes. The notes mature on March 31, 2014, bear interest at 10% per year, are collateralized by a subordinated interest in all of the Company’s assets, and the principal and accrued interest thereon are convertible into the Company’s common stock at $1.30 per share.

(10)	Notes Payable - Bank

(a)	Crown Bank Loans

The Company has a senior secured promissory note with Crown Bank (the “Crown Loan”) that is guaranteed by Mr. Davis and Mr. Reiling and is collateralized by all Company assets. Mr. Davis and Mr. Reiling have agreed to share their collateral interest in the Crown Loan with other secured parties who have collectively guaranteed or loaned to the Company loans totaling $1,950,025 (the “Collateral Sharing Agreement”). The Crown Loan bears interest at the prime rate plus one percent, but never less than 6.0% (6.0% at both December 31, 2012 and 2011).

The principal balance of the Crown Loan was $500,000 and $700,000 as of December 31, 2012 and 2011, respectively. A $200,000 principal reduction was made on March 30, 2012. On January 23, 2013, the Company amended the maturity date of the Crown Loan to February 15, 2013. On March 27, 2013, the Crown Loan was further amended to mature on February 15, 2014. Pursuant to the terms of the new promissory note, the Company made a principal reduction payment of $50,000 on March 27, 2013, with a second $50,000 reduction due on January 15, 2014. There were no other changes to the terms of the Crown Loan.

F- 29

(b)	Central Bank Loans

The Company has a $100,025 unsecured promissory note and a $100,000 line of credit with Central Bank (referred to together as the “Central Loans”). The Central Loans bear interest at the prime rate plus one percent, with a minimum annual rate of 5.0% (5.0% at both December 31, 2012 and 2011), and are guaranteed by an individual guarantor, who participates in the Collateral Sharing Agreement. On January 17, 2013, the maturity date of the Central Bank note was extended to January 17, 2014. The line of credit arrangement is scheduled to expire on May 11, 2013.

(11)	Future Maturities of Long-term Debt

Future maturities of long-term notes for the years succeeding December 31, 2012 are as follows:

Year	Notes Payable- Bank	Convertible Notes Payable- Related Party	Total
2013	$—	$—	$—
2014	100,025	200,000	300,025
Total	$100,025	$200,000	$300,025

(12)	Shareholders’ Equity (Deficit)

(a)	Common stock issued related to formation and licensing activities

Pursuant to 2001 and 2002 formation activities, the Company issued 300,000, 300,000, and 400,000 shares to Clinical Network Inc., CS Medical, and Profile, respectively.

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

(c)	Common stock and warrants issued related to Private Placements

During the period from period from August 17, 1999 (inception) to December 31, 2010, the Company completed numerous private placements of common stock and units consisting of common stock and warrants to acquire common stock pursuant to Rule 506 of the Securities Act. During this period, the Company issued a total of 1,844,327 shares of common stock and 97,035 warrants, and realized net proceeds from these placements totaling $6,417,157.

Between April 12, 2012 and July 2, 2012, the Company sold 707,000 shares of common stock at $1.00 per share in a private placement pursuant to Rule 506 of the Securities Act.

F- 30

(d)	Common stock and warrants issued pursuant to the 2007 and 2008 Private Placements, the 2008 Unit Put Arrangement and the 2009 Public Offering

During the period from August 17, 1999 (Inception) to December 31, 2010, the Company closed on the sale of an aggregate $1,900,000 of convertible debt in its 2007 and 2008 private placements. At the closings, the Company issued warrants to purchase a total of 400,000 shares of common stock at $0.50 per share to the investors. The Company recorded a total of $993,585 of original issue discount related to these warrants and the bargain conversion feature of the convertible notes, which was amortized as interest expense over the term of the notes. Of these warrants, 366,000, 0 and 390,000 were exercised during the years ended December 31, 2012 and 2011, and the period from August 17, 1999 (inception) to December 31, 2012, respectively. On December 31, 2012, 10,000 of the warrants expired unexercised. Upon the closing of the Company’s 2009 Public Offering (see below), the notes, along with $177,882 of interest accrued thereon, automatically converted into 3,058,381 units identical to those sold in the 2009 Public Offering.

Also, during the period from August 17, 1999 (Inception) to December 31, 2010, the Company issued an aggregate of $299,250 of convertible promissory notes and 95,500 warrants to purchase shares of its common stock at an exercise price of $1.00 per share in its 2008 private placement of unit put options. Upon the closing of the Company’s 2009 Public Offering (see below), the promissory notes, along with $9,563 interest accrued thereon, automatically converted into 441,165 shares of the Company’s common stock. The Company recorded a total of $226,802 of original issue discount related to these warrants and the bargain conversion feature of the convertible notes, which was amortized as interest expense over the term of the notes. The warrants expired on December 31, 2012.

On January 12, 2009, the Company sold 3,050,000 units at $1.00 per unit in a public offering (the “2009 Public Offering”), with each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.30 per share. The sale resulted in net cash proceeds of $1,790,472 after costs of $1,259,528. The Company also sold to the underwriter a five-year warrant to purchase up to 305,000 units at $1.20 per unit for nominal consideration.

(e)	Common stock and warrants issued for services and liabilities

During the period from August 19, 1999 (inception) through December 31, 2010, the Company issued a total of 1,415,352 shares of its common stock and 106,865 warrants to acquire common stock to various service providers in payment of services provided and other liabilities, including the payment of directors’ fees. In total, these shares and warrants were used to pay for a total of $3,413,142 of expenses incurred during this period.

F- 31

During the years ended December 31, 2012 and 2011, the company issued the following shares of common stock and warrants in payment of services and liabilities:

	Common Stock		Warrants		Expense		Warrant Exercise Price Per
	2012	2011	2012	2011	2012	2011	Share
Common stock issued in lieu of cash for Directors’ fees	101,016	100,187	0	0	$79,500	$88,000	n/a

Common stock issued in lieu of cash for accounts payable and services on April 30, 3012	5,923	0	0	0	$952	$4,971	n/a

Three year warrants issued to consultant for services on June 21, 2011	0	0	0	150,000	$0	$116,334	$1.30

Common stock and immediately exercisable three year warrants issued to service provider in lieu of cash March 22, 2011	0	76,932	0	20,000	$0	$0	$1.95

Common stock issued to director Dave Koenig for consulting fees, in lieu of cash	19,000	11,112	0	0	$19,000	$12,000	n/a

Common stock issued to director Lawrence Getlin for consulting fees, in lieu of cash	38,950	23,182	0	0	$38,950	$25,500	n/a

Totals	164,889	214,413	0	170,000	$138,402	$246,805

(f)	Common stock and warrants issued as consideration for loans and loan guarantees

The Company issues stock, warrants, and convertible debt to various lenders and loan guarantors in consideration for their making or guaranteeing certain loans to the Company. Depending on the terms, cash flows, and other characteristics of the each loan or loan renewal, consideration paid in the form of stock, warrants, and convertible debt is recorded as debt issuance cost or original issue discount, and amortized over the corresponding term of each loan as either interest expense or debt extinguishment expense. During the period from August 19, 1999 (inception) through December 31, 2010, the Company issued or accrued for issuance a total of 940,136 shares of common stock, 1,158,155 warrants, and $733,334 of convertible debt in consideration for loans and guarantees. The interest expense and debt extinguishment expense recorded during this period related to the stock, warrants and convertible debt were $3,463,473 and $1,025,512, respectively. As of December 31, 2010, $4,400 of unamortized debt issuance cost related to stock issued as consideration for loan guarantees remained.

F- 32

Common stock issued as consideration for loans and loan guarantees during the year ended December 31, 2012 is summarized as follows:

	Shares				Fair Value				Expense Recognized
	Shares Accrued as of January 1	Accrued	Issued	Shares Accrued as of December 31	Shares Accrued as of January 1	Accrued	Issued	Shares Accrued as of December 31	Interest	Debt Extinguish- ment
Crown Bank Loan (see Note 10(a))	155,172	512,070	586,782	80,460	152,068	$515,950	$605,258	$62,760	$0	$589,504
Central Bank Loan (see Note 10(b)	6,666	18,174	15,754	9,086	$6,666	$16,357	$14,845	$8,178	$0	$16,172
Central Bank Credit Line (see Note (10(c))	2,824	16,403	16,539	2,688	$1,310	$14,553	$13,149	$2,714	$6,048	$10,316
Jeanne Rudelius Loan (see Note 9(b))	0	50,000	50,000	0	$0	$23,200	$23,200	$0	$23,200	$0

Common stock issued as consideration for loans and loan guarantees during the year ended December 31, 2011 is summarized as follows:

	Shares				Fair Value				Expense Recognized
	Shares Accrued as of January 1	Accrued	Issued	Shares Accrued as of December 31	Shares Accrued as of January 1	Accrued	Issued	Shares Accrued as of December 31	Interest	Debt Extinguish- ment
Crown Bank Loan (see Note 10(a))	0	381,838	226,666	155,172	$0	$434,234	$282,166	152,068	$0	$360,680
Central Bank Loan (see Note 10(b)	11,111	13,333	17,778	6,666	$15,000	$13,333	$21,667	$6,666	$0	$12,518
Central Bank Credit Line (see Note (10(c))	0	11,299	8,475	2,824	$0	$6,666	$5,347	$1,310	$3,946	$0
$300,000 Loan (see Note 9(d))	65,301	5,331	70,632	0	$88,154	$7,197	$95,351	$0	$7,800	$0

Warrants issued as consideration for loans during the year ended December 31, 2012 is summarized as follows:

			Warrants Issued or Accrued for Issuance		Expense Recognized
	Warrant Term	Exercise Price	Number	Fair Value	Interest	Debt Extinguishment
Warrants issued pursuant to $40,000 Loan (see Note 9(a))	5 years	$1.30	120,000	$74,250	$7,241	$74,250
Warrants issued pursuant to $21,000 Loan (see Note 9(a))	5 years	$1.30	40,000	$40,400	$0	$35,350
Warrants issued pursuant to $15,000 note (see (Note 9(a))	5 years	$1.30	22,500	$7,575	$7,575	$0

Warrants issued as consideration for loans during the year ended December 31, 2011 is summarized as follows:

			Warrants Issued or Accrued for issuance		Expense Recognized
	Warrant Term	Exercise Price	Number	Fair Value	Interest	Debt Extinguishment
Warrants issued pursuant to $40,000 Loan (see Note 9(a))	5 years	$1.30	17,500	$8,643	$1,402	$0

F- 33

(g)	Replacement warrants

During the period from August 19, 1999 (inception) through December 31, 2010, the Company completed two tender offers to holders of certain outstanding warrants that provide consideration as an incentive for the early exercise of such warrants. Pursuant to the offers, the Company temporarily modified the terms of certain outstanding warrants so that each holder who tendered them for early exercise received, in addition to the shares of common stock purchased upon exercise, new three-year warrants to purchase the same number of shares of the Company’s common stock at an exercise price of $1.30 per share (the “Replacement Warrants”). The Company allowed warrant holders to pay for their warrant exercises in cash or through the cancellation of existing Company debts with the warrant holders.

In aggregate, warrants to purchase 2,252,358 shares of common stock were tendered for early exercise, resulting in gross cash proceeds to the Company of $1,838,769 and the cancellation of $1,089,232 of debt. Upon the closings of the tender offers, the Company issued 2,252,358 shares of common stock and 2,252,358 Replacement Warrants. The $2,727,103 fair value of the Replacement Warrants as determined using the Black-Scholes pricing model was recorded as incentive for early warrant exercise expense in other expenses on the consolidated statement of operations. The incentive for early warrant exercise was recorded as other expense rather than as an operating expense, as the Company does not consider this to be a normal part of its operations.

(h)	Conversion of convertible debt

During the period from August 19, 1999 (inception) through December 31, 2010, holders of an aggregate $1,043,834 of convertible notes converted their debt, along with $143,815 of accrued interest thereon, into 845,436 shares of common stock. In addition, the holder of a $600,000 convertible note agreed to convert the note and $97,546 of accrued interest into 381,173 shares of common stock and 381,173 warrants. The $870,981 fair value of the warrants was expensed as debt issuance cost. The warrants, which were subsequently exercised pursuant to a cashless exercise provision, resulting in the issuance of 102,154 shares of common stock.

On December 28, 2012, $29,658 of convertible notes held by Company Directors, together with $3,941 of accrued interest was converted into 30,544 shares of the Company’s common stock under the original terms of the note (see Note 13).

(i)	Warrant exercises and summary of warrant activity

During the period from August 19, 1999 (inception) through December 31, 2010, the Company issued 483,999 shares of common stock upon the exercise of warrants by certain warrant holders and realized proceeds of $344,631.

The Company issued 366,000 shares of common stock to certain warrant holders upon their exercise of warrants during the year ended December 31, 2012. Pursuant to these exercises, the Company realized cash proceeds of $178,000 and applied $5,000 of accrued interest due in lieu of cash. The Company issued 21,398 shares of common stock to certain warrant holders upon their cashless exercise of 70,000 warrants during the year ended December 31, 2011.

Warrant activity was as follows for the years ended December 31:

	Warrants		Weighted-Average Exercise Price
	2012	2011	2012	2011
Outstanding, January 1	7,876,593	7,803,718	$1.33	$1.33
Granted	182,500	187,500	1.35	1.37
Exercised	(366,000)	(70,000)	0.50	0.75
Expired	(1,298,163)	(44,625)	1.38	2.48
Outstanding, December 31	6,394,930	7,876,593	$1.37	$1.33

The table above excludes 305,000 warrants that will be issued as part of Units to be delivered upon exercise of underwriter’s warrants originally issued pursuant to the 2009 Public Offering (see Note 12(d)). Expenses related to warrants issued to non-employees for services provided were $0, $116,334, and $683,370 for the years ended December 31, 2012 and 2011, and the period from August 17, 1999 (inception) to December 31, 2012, respectively, or $0.00, $0.01, and $0.14 on a per share basis.

F- 34

The weighted-average fair value of the warrants granted during the years ended December 31, 2012 and 2011 was $0.69 and $0.78, respectively, and such warrants were immediately vested and exercisable on the date of grant. The fair value of stock warrants is the estimated present value at grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2012	2011
Risk-free Interest Rate	0.97%	1.25%
Expected Life of Warrants[1]	5.2 years	4.9 years
Expected Volatility	122.5%	125.6%
Expected Dividend Yield	0	0

1 The contractual term of the warrants.

The expected volatility is based on weekly price data since the date of the Merger on April 5, 2004. The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the amounts expensed related to warrants issued:

	Expense			Per Share
	Year Ended December 31,		August 17, 1999 (Inception) to	Year Ended December 31,		August 17, 1999 (Inception) to
	2012	2011	December 31, 2012	2012	2011	December 31, 2012
Consideration and interest paid to lenders and loan guarantors in the form of warrants	$114,650	$1,402	$2,608,076	$0.01	$0.00	$0.53

Stock-based compensation cost related to warrants issued to directors and consultants	0	0	$122,575	$0.00	$0.00	$0.02

Stock-based compensation cost related to warrants issued to directors (in lieu of stock options)	0	0	$12,075	$0.00	$0.00	$0.00

(j)	Stock Option Plans

In April 2002, the Company’s Board of Directors (the “Board”) passed a resolution adopting the ProUroCare Medical Inc. 2002 Stock Plan (the “2002 Plan”), reserving 150,000 shares of the Company’s common stock for issuance. The 2002 Stock Plan terminated in April, 2012, and no more options may be issued under the plan.

In July 2004, the Board passed a resolution adopting the ProUroCare Medical Inc. 2004 Stock Option Plan (the “2004 Plan”), which was approved by the Company’s shareholders in July 2005. The Company has reserved 150,000 shares of common stock for issuance under the 2004 Plan.

In August 2009, the Company’s shareholders approved the ProUroCare Medical Inc. 2009 Stock Option Plan (the “2009 Plan”). The Company has reserved 1,200,000 shares of common stock for issuance under the 2009 Plan.

In August 2012, the Company’s shareholders approved the ProUroCare Medical Inc. 2012 Stock Option Plan (the “2012 Plan”). The Company has reserved 500,000 shares of common stock for issuance under the 2012 Plan.

F- 35

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

(k)	Stock Option Grants

Each of the options granted below were valued using the Black-Scholes pricing model (see Note 1(i)) and are being expensed over the vesting period as general and administrative expense.

During the period from August 17, 1999 (inception) to December 31, 2010, the Company issued a total of 1,082,923 options to its employees, directors, and consultants, and recognized stock-based compensation expense of $2,415,771.

Stock option activity during the years ended December 31, 2012 and 2011 is summarized in the following table. All options issued were seven year options.

		Year Ended December 31, 2012			Year Ended December 31, 2011
	Exercise Price	Options Issued	Fair Value Per Share	G&A Expense Recognized	Options Issued	Fair Value Per Share	G&A Expense Recognized
Incentive options issued to executives May 3, 2011. Performance-based options did not vest, and the expense was reversed in 2012	$0.98	0	0	$(94,247)	240,000	$0.78	$94,247

Non-qualified options, one year vesting, issued to a director upon election to the Board of Directors June 27, 2011	$0.92	0	0	$769	2,265	$0.68	$771

Non-qualified options, one year vesting, issued to six non-employee directors pursuant to annual option award program on August 9, 2011	$0.87	0	0	$78,161	172,416	$0.68	$39,081

Non-qualified options, one year vesting, issued to six non-employee directors pursuant to annual option award program on August 9, 2012	$0.60	150,000	$0.46	$34,500	0	$0	$0

Non-qualified options, nine month vesting, issued to a director upon election to the Board of Directors October 30, 2012	$0.50	18,750	$0.38	$1,781	0	$0	$0

Options issued through December 31, 2010, portion vesting in period		0		$5,048	0		$64,204

Total		168,750		$26,012	414,681		$198,303

F- 36

In determining the compensation cost of the options granted for the years ended December 31, 2012 and 2011, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted-average assumptions are summarized as follows:

	For the years ended December 31,
	2012	2011
Risk-free Interest Rate	0.50%	1.14%
Expected Life of Options Granted	3.8 years	4.1 years
Expected Volatility	121.2%	125.5%
Expected Dividend Yield	0	0

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

Stock-based compensation expense related to options and per share basis for the years ended December 31, 2012 and 2011, and the period from August 17, 1999 (inception) to December 31, 2012 is outlined below. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $35,000 for the years ending December 31, 2013. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

	2012		2011		August 17, 1999 (Inception) to December 31, 2012
	Expense	Per Share	Expense	Per Share	Expense	Per Share
Stock-based compensation	$26,012	$0.00	$198,303	$0.01	$2,640,086	$0.53

(l)	Stock option tables

Stock option activity was as follows for the years ended December 31:

	Options		Weighted-Average Exercise Price
	2012	2011	2012	2011
Outstanding, January 1	1,343,604	933,923	$2.27	$2.90
Granted	168,750	414,681	0.59	0.93
Exercised	—	—	—	—
Forfeited/Expired	(339,000)	(5,000)	5.11	7.50
Outstanding, December 31	1,173,354	1,343,604	$1.21	$2.27

Exercisable, December 31	1,029,395	636,633	$1.29	$3.46

F- 37

The following tables summarize information about stock options outstanding as of December 31, 2012:

	Options Vested or Expected to Vest			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$0.60-$1.25	743,931	$0.87	4.48	599,972	$0.92
$1.50 - $1.72	392,675	$1.54	3.91	392,675	$1.54
$2.41-$2.90	23,748	$2.47	3.82	23,748	$2.47
$5.00-$7.50	10,000	$5.00	4.09	10,000	$5.00
$20.00	3,000	$20.00	1.09	3,000	$20.00
	1,173,354	$1.21	3.52	1,029,395	$1.29

	2012	2011	August 17, 1999 (Inception) to December 31, 2012
Average Fair Value Per Shares of Options Granted	$0.45	$0.73	$1.67
Total Fair Value of Options Vested	$118,478	$72,366	n/a
Aggregate intrinsic value of options outstanding	$39,000	$70,679	n/a
Aggregate intrinsic value of options exercisable	$12,000	$41,958	n/a

(13)	Related Parties

The Company considers its directors, executives and beneficial shareholders of more than five percent of its common stock to be related parties. During the years ended December 31, 2012 and 2011, the following significant transactions were made between the Company and those parties that were related parties at the time of each transaction:

From time to time certain related parties have made loans to the Company or provide guarantees of the Company’s debt, for which the Company has paid interest and other consideration in the form of cash, warrants, or common stock. This consideration is expensed as either related interest expense or related party debt extinguishment expense, depending on the characteristics of each loan. In total, amounts expensed for related party interest and related party debt extinguishment costs were $73,452 and $592,004, respectively, during the year ended December 31, 2012, $27,440 and $360,680, respectively, during the year ended December 31, 2011, and $2,406,941 and $1,6661,267, respectively, during the period from August 17, 1999 (inception) to December 31, 2012.

On February 8, 2011, the Company issued 70,632 shares to Jack Petersen, a beneficial owner of greater than five percent of its common stock, as consideration and for interest earned through that date pursuant to the terms of his $300,000 promissory note and consideration agreement with the Company (see Note 12(f)).

On December 1, 2011, the Company issued a total of $42,558 in convertible notes to the Company’s directors in settlement of cash advances they made to the Company between August 1, 2012 and December 1, 2012 (see Note 9(d)). On December 28, 2012, $29,658 of the convertible notes together with $3,941 of accrued interest was converted into 30,544 shares of the Company’s common stock under the original terms of the note, and $6,500 of the notes were repaid in cash.

During the years ended December 31, 2012 and 2011, director David Koenig, performed consulting services for the Company valued at $48,000 and $42,000, respectively. The Company paid $25,000 and $30,000 of the consulting fees in cash and issued 19,000 and 11,112 shares of common stock to Mr. Koenig in lieu of cash for $19,000 and $12,000 of fees, respectively, during the same periods. Consulting fees of $4,000 were payable as of December 31, 2012.

F- 38

During the years ended December 31, 2012 and 2011, director Lawrence Getlin performed regulatory consulting services for the Company valued at $35,250 and $33,700, respectively. The Company paid $0 and $4,200 of the consulting fees in cash and issued 17,950 and 23,182 shares of its common stock to Mr. Getlin in lieu of cash for $17,950 and $25,500 of consulting fees, respectively, during the same periods. Mr. Getlin received $2,700 of convertible notes in lieu of cash for $2,700 of consulting fees during the year ended December 31, 2011. Consulting fees of $18,600 were payable as of December 31, 2012.

The Company provides consideration in the form of shares of its common stock to Messrs. Davis and Reiling (together, the “Guarantors”) as Guarantors of the Crown Bank promissory note (see Note 10(a)). During the years ended December 31, 2012 and 2011, each Guarantor earned 256,035 and 190,919 shares under these consideration arrangements valued at $257,975 and $217,117, respectively. The Company borrowed $100,000 from each of the guarantors pursuant to convertible promissory notes on March 31, 2012, using the proceeds to reduce the principal amount of the Crown Bank promissory note. The notes bear interest at 10% per annum payable on the maturity date, mature on March 31, 2014, and are collateralized by a subordinated interest in all of the Company’s assets.

Between June 29, 2011 and December 9, 2011, the Company held closings on the 2011 Convertible Notes (see Note 9(d)). The notes bear interest at 10% per annum payable on the maturity date, mature on September 20, 2013, and the principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $1.30 per share. Related party participation in the closings included directors Mr. Davis ($150,000) and Mr. Getlin ($25,000), the spouse of director Scott Smith ($25,000), Mr. Reiling ($100,000) and Mr. Petersen ($50,000).

Between September 26, 2012 and October 29, 2012, the Company borrowed a total of $250,000 from Jeanne Rudelius, a sister of Director Robert Rudelius, pursuant to secured promissory notes (see Note 9(b)). The notes matured on December 26, 2012, and are secured by a subordinated security interest in all Company assets. In lieu of interest or any other consideration, the Company issued a total of 50,000 shares of its common stock to the lender.

During the year ended December 31, 2012, Robert Rudelius, a director of the Company, performed consulting services for the Company valued at $60,000, of which $6,000 was paid in cash and $54,000 were payable as of December 31, 2012.

The Company issued an aggregate of 101,016 and 100,187 shares of its common stock to its directors as payment for $79,500 and $88,000 of directors fees during the years ended December 31, 2012 and 2011, respectively, in lieu of cash.

F- 39