Form 10-Q
period 2013-03-31
ProUroCare Medical Inc.
filed 2013-05-14
CIK 1222244

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

YES ☐ NO ☒

The registrant has 18,078,116 shares of common stock and 306,679 Units outstanding as of May 8, 2013.

ProUroCare Medical Inc.

Form 10-Q for the

Quarter Ended March 31, 2013

Table of Contents

Page No.

PART I - Financial Information		[2]

Item 1.	Financial Statements	[2]

	Consolidated Balance Sheets	[2]

	Consolidated Statements of Operations	[3]

	Consolidated Statements of Cash Flows	[4]

	Notes to Consolidated Financial Statements	[7]

Item 2.	Management’s Discussion and Analysis OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	[15]

Item 4.	Controls and Procedures	[20]

PART II - Other Information		[20]

Item 1a.	risk factors	[20]

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	[20]

Item 4.	MINE SAFETY	[20]

Item 5.	OTHER INFORMATION	[21]

Item 6.	Exhibits	[22]

SIGNATURES		[23]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash	$158	$73,159
Restricted cash	50,000	—
Prepaid expenses	109,435	133,325
Total current assets	159,593	206,484
Equipment and furniture, net	22,831	23,632
Debt issuance costs, net	15,369	5,246
	$197,793	$235,362
Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable, bank	$650,020	$600,000
Notes payable, net of original issue discount	92,678	109,266
Notes payable, related party	450,000	250,000
Convertible notes payable	286,716	286,716
Convertible note payable, related party	656,400	656,400
Accounts payable	818,533	838,918
Accounts payable - related parties	100,825	—
Accrued development expense	472,125	515,000
Debt offering subscriptions received	50,000	—
Advances from related parties	78,341	—
Accrued expenses	549,229	493,933
Total current liabilities	4,204,867	3,750,233

Commitments and contingencies:
Long-term note payable, bank	—	100,025
Long-term convertible notes payable	—	—
Long-term convertible note payable, related party	—	200,000
Total liabilities	4,204,867	4,050,258
Shareholders’ deficit:
Common stock, $0.00001 par. Authorized 50,000,000 shares; 18,378,795 and 18,278,795 shares issued and outstanding on March 31, 2013 and December 31, 2012, respectively	184	183
Additional paid-in capital	35,406,200	35,106,535
Deficit accumulated during development stage	(39,413,458)	(38,921,614)
Total shareholders’ deficit	(4,007,074)	(3,814,896)
	$197,793	$235,362

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from August 17,1999 (Inception) to
	2013	2012	March 31, 2013
Operating expenses:
Research and development	$2,700	$7,150	$8,879,177
General and administrative	261,966	273,657	16,261,512
Total operating expenses	264,666	280,807	25,140,689
Operating loss	(264,666)	(280,807)	(25,140,689)
Incentive for early warrant exercise	—	—	(1,999,622)
Incentive for early warrant exercise - related parties	—	—	(727,481)
Interest income	—	—	23,867
Interest expense	(50,303)	(32,912)	(5,762,124)
Interest expense - related parties	(24,664)	(14,473)	(2,431,605)
Debt extinguishment expense	(51,635)	(5,932)	(1,613,961)
Debt extinguishment expense - related parties	(100,576)	(73,554)	(1,761,843)
Net loss	$(491,844)	$(407,678)	$(39,413,458)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)	$(7.57)

Weighted average number of shares outstanding:
Basic and diluted	18,302,350	16,498,859	5,207,869

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Year Ended March 31,		Period from August 17,1999 (Inception) to
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(491,844)	$(407,678)	$(39,413,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	801	122	23,494
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation	11,730	57,291	2,774,391
Common stock issued for services rendered	—	27,450	527,113
Common stock issued for debt issuance cost	—	—	177,086
Notes payable issued for intangibles expensed as research and development	—	—	150,000
Note payable issued for interest	—	—	1,000
Convertible note issued for services rendered	—	—	2,700
Warrants issued for services	—	—	683,370
Warrants issued for debt issuance cost	—	—	1,782,828
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—	—	8,700
Units issued for debt extinguisment	—	—	870,981
Amortization of original issue discount on debt	—	7,241	2,675,348
Amortization of debt issuance costs	159,861	82,273	3,995,879
Bargain conversion option added to note payable- related party for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Prepaid expenses	23,890	24,427	(52,251)
Accounts payable	93,240	51,453	1,119,023
Accrued development expense	(42,875)	—	2,537,510
Accrued expenses	162,948	108,735	1,402,876
Net cash used in operating activities	(82,249)	(48,686)	(15,669,200)

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Year Ended March 31,		Period from August 17,1999 (Inception) to
	2013	2012	March 31, 2013
Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(46,325)
Deposit into a restricted cash account	(50,000)	—	(94,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	(50,000)	—	(96,325)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	700,000
Payments of note payable, bank	(50,005)	(200,000)	(1,750,005)
Proceeds of notes payable	—	40,000	1,220,100
Payment of notes payable	(16,588)	(16,544)	(1,797,210)
Proceeds of notes payable - related party	—	—	1,346,596
Payments of notes payable - related party	—	—	(289,300)
Proceeds from long-term convertible notes payable and bank debt	—	—	4,357,362
Proceeds from long-term convertible notes payable - related party	—	200,000	1,913,500
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	—	2,406,788
Payments for debt issuance costs	(2,500)	—	(798,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	—	(651,962)
Cost of reverse merger	—	—	(162,556)
Advances from related parties	78,341	—	78,341
Proceeds from debt subscription agreement	50,000	—	50,000
Net proceeds from issuance of common stock	—	—	9,737,756
Net cash provided by financing activities	59,248	23,456	15,765,683
Net increase (decrease) in cash	(73,001)	(25,230)	158
Cash, beginning of the period	73,159	25,843	—
Cash, end of the period	$158	$613	$158

ProUroCare Medical Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Year Ended March 31,		Period from August 17,1999 (Inception) to
	2013	2012	March 31, 2013
Supplemental cash flow information:
Cash paid for interest	$12,244	$13,849	$1,044,412
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	—	371,808
Deferred offering costs offset against gross proceeds of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Debt issuance costs included in accrued expenses	—	2,859	160,044
Warrants issued for debt issuance costs	167,484	6,000	1,063,564
Warrants issued for services rendered	—	—	12,500
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable tendered for warrant exercise	—	—	1,077,982
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	—	13,569
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Convertible debt issued in lieu of cash for accounts payable	—	—	65,698
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Conversion of accrued expenses to equity	107,652	158,734	793,797
Conversion of notes payable to equity	—	—	610,300
Conversion of convertible debt to equity	—	—	2,991,742
Conversion of notes payable to convertible notes payable	—	20,000	220,000
Common stock issued in lieu of cash for accrued expenses	—	—	271,553
Common stock issued in lieu of cash for accounts payable	12,800	—	240,062
Common stock issued in lieu of cash for accrued development cost	—	—	2,065,385
Common stock issued for debt issuance cost	—	622,962	1,611,571
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013 and 2012 and the period from

August 17, 1999 (Inception) to March 31, 2013

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies.

(a)	Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease. The primary focus of the Company is currently the prostate imaging device, known as the ProUroScanTM System, which is designed to produce an image of the prostate as an adjunctive aid in visualizing and documenting abnormalities of the prostate that have been detected by digital rectal examination. The Company’s developmental activities, conducted by its wholly owned operating subsidiary, ProUroCare Inc. (“PUC”) in conjunction with its development partner, Artann Laboratories, Inc. (“Artann”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities. In April 2012, the ProUroScan System received initial clearance for marketing in the United States by the Food and Drug Administration (“FDA”). The Company is currently in the process of raising additional financing required to complete and obtain FDA approval of a reusable probe for the ProUroScan and move to commercialization.

(b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were anti-dilutive for the three months ended March 31, 2013 and 2012 and the period from August 17, 1999 (Inception) to March 31, 2013 due to the Company’s net losses. 9,480,383 and 10,436,577 shares of common stock issuable under stock options, warrants, and convertible debt were excluded from the computation of diluted net loss per common share for each of the three months ended March 31, 2013 and 2012, respectively.

(d)	Stock-Based Compensation

The Company’s policy is to grant stock options at fair value at the date of grant and to record stock-based employee compensation expense at fair value. The Company recognizes the expense related to the fair value of the award on a straight-line basis over the vesting period.

From time to time, the Company issues options and warrants to non-employees (typically consultants). It is the Company’s policy to grant warrants at or above the fair market value at the date of grant, determined to be the average of the last closing price of the stock over the previous 10-trading days. The fair value of options or warrants issued to non-employees is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date. The fair value of options so determined is expensed on a straight-line basis over the associated performance period.

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

(e)	Stock-Based Loan Consideration

The Company issues stock and warrants to various lenders and loan guarantors in consideration for their making or guaranteeing certain loans to the Company. The Company values the stock and warrants at fair value at the date of grant, and records the value as debt issuance cost. The debt issuance cost is amortized as either debt extinguishment expense or interest expense, depending on the specific terms of loan amendments.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of warrants, in the same manner as it values stock option (see Note 1(d) above. For the same reasons, the existing model may not necessarily provide a reliable single measure of the fair value of the Company’s stock warrants.

(f)	Restricted Cash

The Company has received a cash payment for a subscription to a private debt offering. However, under the terms of the debt offering, the funds cannot be used by the Company until a closing on the minimum amount of the offering is held, so the cash is restricted and will be returned to the subscriber if a closing is not completed.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception, and our requirement for additional working capital to support future operations, raises substantial doubt as to our ability to continue as a going concern. As of March 31, 2013 the Company had an accumulated deficit of $39,413,458. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2. Accrued Expenses.

Accrued expenses are summarized as follows:

	March 31, 2013	December 31, 2012
Accrued interest	$238,998	$183,924
Accrued compensation	198,330	118,080
Accrued royalties	45,501	33,000
Legal fees	24,158	0
Accrued directors fees	20,000	0
Consulting fees	13,500	41,275
Audit fees	6,850	42,000
Accrued use tax	1,892	2,002
Accrued loan consideration to be paid in stock	0	73,652
	$549,229	$493,933

Note 3. Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock or warrants. The value of the compensation issued in the form of common stock or warrants is recorded as debt issuance cost and amortized over the term of the loans.

Pursuant to the debt guarantees of the Company’s bank loans and loans received from individual lenders, 829,500 warrants valued at $241,136 were issued or accrued for issuance during the three months ended March 31, 2013 (see Notes 4, 5 and 6). Of this, warrants valued at $73,652 were issued in lieu of amounts previously accrued for issuance in the form of common stock. Bank refinance fees of $2,500 paid in cash were recorded as debt issuance cost and immediately amortized as debt extinguishment expense.

Debt issuance costs are summarized as follows:

	March 31, 2013	December 31, 2012
Debt issuance costs, gross	$1,957,803	$1,787,819
Less amortization	(1,942,434)	(1,782,573)
Debt issuance costs, net	$15,369	$5,246

Debt issuance cost amortization is recorded as either debt extinguishment expense or interest expense, depending on the specific terms of loan amendments. The amortization of debt issuance costs for the three months ended March 31, 2013 and 2012, and the period from August 17, 1999 (Inception) to March 31, 2013 was recorded as follows:

	Three months ended March 31,		August 17, 1999 (Inception) to
	2013	2012	March 31, 2013
Interest expense	$7,650	$2,787	$620,075
Debt extinguishment expense	152,211	79,476	3,375,804
Amortization expense	$159,861	$82,273	$3,995,879

Note 4. Notes Payable – Bank.

The following summarizes the balances of bank notes payable at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Short-term notes payable, bank:
Crown Bank promissory note	$450,000	$500,000
Central Bank line of credit	100,000	100,000
Central Bank promissory note	100,020	0
Total short-term notes payable, bank	$550,020	$600,000

Long-term notes payable, bank:
Central Bank promissory note	$0	$100,025

Crown Bank Loan

On March 27, 2013, the Company refinanced its $500,000 promissory note with Crown Bank (the “Crown Loan”). Pursuant to the amendment, a principal reduction payment of $50,000 was made on March 27, 2013, with a second $50,000 reduction due on January 15, 2014. The note matures on February 15, 2014, and bears interest at the prime rate plus one percent, but never less than 6.0% (currently 6.0%). The Crown Loan remains secured by all Company assets and continues to be guaranteed by James L. Davis, a director of the Company and William S. Reiling, a greater than 5% shareholder of the Company (see Note 6 for consideration paid to the guarantors in the form of equity). On the renewal date, it was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new promissory note was greater than 10% higher than the present value of the cash flows under the original note. Accordingly, the value of the warrants issued pursuant to this arrangement were recorded as recorded as debt issuance cost and are being expensed as debt extinguishment expense as they are earned. The Company recognized $100,576 of debt extinguishment expense related to the warrants and $2,500 of debt extinguishment expense related to bank fees during the three months ended March 31, 2013.

Central Bank Loans

On January 17, 2013, the Company renewed its $100,025 Central Bank loan. The renewed loan matures on January 17, 2014, and bears interest at the prime rate plus one percent, with a minimum annual rate of 5.0% (currently 5.0%). On May 11, 2013, the Company renewed its $100,000 Central Bank line of credit. The renewed line of credit matures on January 17, 2014, and bears interest at the prime rate plus one percent, with a minimum annual rate of 5.0% (currently 5%). The Central Bank facilities (the “Central Loans”) are guaranteed by an individual investor (see Note 6 for consideration paid to the guarantor in the form of equity). On the renewal dates, it was determined that a substantial modification of the terms of the Central Loans was made as the present value of the cash flows under the new promissory notes were greater than 10% higher than the present value of the cash flows under the original note. Accordingly, the value of the warrants issued pursuant to this arrangement were recorded as recorded as debt issuance cost and are being expensed as debt extinguishment expense as they are earned. The Company recognized $6,985 of debt extinguishment expense related to the Central Loans during the three months ended March 31, 2013.

Note 5. Notes Payable.

The following summarizes notes payable balances at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Short-term notes payable:
Insurance policy financing	$16,678	$33,266
Note payable due August 22, 2013	40,000	40,000
Note payable due May 22, 2013	21,000	21,000
Note payable due May 31, 2013	15,000	15,000
Total short-term notes payable	$92,678	$109,266

Short-term notes payable, related party:
Note payable due December 26, 2013	$250,000	$250,000
Note payable due March 31, 2014	200,000	—
Total short-term notes payable, related party	$450,000	—

Short-term convertible notes payable:
Note payable due August 10, 2013	$65,698	$65,698
Note payable due August 11, 2013	11,018	11,018
Notes payable due January 31, 2013	60,000	60,000
Notes payable due September 20, 2013	150,000	150,000
Total short-term convertible notes payable	$286,716	$286,716

Short-term convertible notes payable, related party:
Note payable due August 8, 2013	$300,000	$300,000
Notes payable due September 20, 2013	350,000	350,000
Notes payable due December 28, 2013	6,400	6,400
Total short-term convertible notes payable, related party	$656,400	$656,400

Long-term convertible notes payable, related party:
Notes payable due March 31, 2014	$0	$200,000

On April 27, 2013, the Company refinanced $250,000 of short term notes with Jeanne Rudelius, a relative of Director Robert Rudelius. Under the terms of the new note, the loan matures on December 26, 2013, bears interest at 10% per year, and the principal and accrued interest thereon is convertible into the Company’s common stock at $0.50 per share (see Note 6 for consideration paid to the lender in the form of warrants).

On May 1, 2013, the Company extended the maturity date of its $6,400 loan short term note payable with a related party. Under the terms of the amended loan, the note matures on December 28, 2013, bears interest at 10% per year, and the principal and accrued interest thereon is convertible into the Company’s common stock at $0.50 per share (see Note 6 for consideration paid to the lender in the form of equity).

Note 6. Shareholders’ Equity.

Stock and Stock Options

On January 4, 2013, the Company issued 20,000 shares of its commons stock to director Larry Getlin in lieu of cash for $12,800 of accrued consulting fees. On March 26, 2013, the Company issued 80,000 shares of its common stock to a consultant in lieu of $34,000 of accrued consulting fees.

No stock options were granted during the three months ended March 31, 2013 and March 31, 2012.

Stock-based compensation expense related to options and warrants for the periods ended March 31, 2013 and 2012, and the period from August 17, 1999 (inception) to March 31, 2013, is outlined below. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $23,958 for the remaining part of the year for the year ending December 31, 2013. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

	Three months ended March 31,				August 17, 1999 (Inception) to
	2013		2012		March 31, 2013
	Expense	Per Share	Expense	Per Share	Expense	Per Share
Stock-based compensation	$11,730	$0.00	$57,291	$0.00	$2,774,391	$0.51

Common stock and warrants issued as consideration for loans and loan guarantees

The Company issues stock and warrants to various lenders and loan guarantors in consideration for their making or guaranteeing certain loans to the Company. Depending on the terms, cash flows, and other characteristics of the each loan or loan renewal, consideration paid in the form of stock and warrants is recorded as debt issuance cost or original issue discount, and amortized over the corresponding term of each loan as either interest expense or debt extinguishment expense.

Crown Note consideration (see Note 4)

As of December 31, 2012, the Company had accrued for issuance 80,460 shares of its common stock valued at $62,760 as consideration to the two guarantors of the Crown Note for the guarantee period from November 1, 2012 through December 31, 2012. On May 8, 2013, the guarantors agreed to accept as consideration warrants instead of common shares. Accordingly, the Company issued a total of 583,340 immediately vested warrants with a fair value determined using the Black-Scholes pricing model of $163,336 for the guarantee period from November 1, 2012 through March 31, 2013. At the same time the Company issued a total of 590,626 warrants valued at $165,375 as consideration to the guarantors for the period from April 1, 2013 to February 15, 2014. The warrants will vest as to 28,125 shares on the first of each month from April 2013 to January, 2014, and as to 14,063 shares on February 1, 2014, subject to adjustment if the amount of the loan guaranteed should change. All the warrants issued are five-year warrants exercisable at $0.50 per share.

Central Loans consideration (see Note 4)

As of December 31, 2012, the Company had accrued for issuance 11,774 shares of its common stock valued at $10,892 as consideration to the guarantor of the Central Loans for the guarantee period from July 17, 2012 through December 31, 2012. On May 8, 2013, the guarantor agreed to accept as consideration warrants instead of common shares. Accordingly, the Company issued to the guarantor 25,000 immediately vested warrants with a fair value of $7,000 for the guarantee period from July 17, 2012 through January 17, 2013 in the case of the Central Bank promissory note, and 25,000 immediately vested warrants with a fair value of $7,000 for the guarantee period from November 12, 2012 through May 12, 2013 in the case of the Central Bank line of credit. The Company also issued 50,000 warrants with a fair value of $14,000 for the period from January 17, 2013 to January 16, 2014 in the case of the Central Bank promissory note and 50,000 warrants valued at $14,000 for the period from May 12, 2013 to May 11, 2014 in the case of the Central Bank line of credit. These warrants will vest ratably on a monthly basis over the term of the loans, subject to adjustment if the amount of the loan amounts guaranteed should change. All the warrants issued are five-year warrants exercisable at $0.50 per share.

Consideration for $250,000 short term related party note (see Note 5)

On May 8, 2013, the lender of $250,000 pursuant to short term notes agreed to refinance the notes with a convertible note that matures on December 26, 2013. As consideration to the lender, the Company issued 150,000 immediately vested warrants with a fair value of $42,000, which were expensed as debt extinguishment expense on the refinancing date. The warrants issued are five-year warrants exercisable at $0.50 per share.

Consideration for other short term notes (see Note 5)

Pursuant to existing terms of several other loans with an aggregate principal amount of $76,000, the Company accrued for issuance a total of 71,250 warrants with a fair value of $49,800 during the three months ended March 31, 2013. All the warrants will vest on issuance upon repayment of the related loans, and will be exercisable for five years at $1.30 per share

Note 7. Income Taxes.

The Company has generated net operating loss carryforwards of approximately $10.3 million. The Company has also generated approximately $13.9 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.1 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2013-2023. We believe that approximately $12.0 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $5.7 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025. The net operating loss carryforwards are subject to examination until they expire.

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

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2009 - 2012
State of Minnesota 2009 - 2012

Note 8. Commitments and Contingencies

Due to funding limitations, the Company executive officers have not received their salaries for an extended time. In April, 2013, our officers ceased to be statutory employees of the Company, and now provide consulting services to the Company. Certain provisions of previous employment agreements with our officers concerning termination of employment by the employee for good reason, including material payment obligations, may continue to be enforceable. Under those provisions, our former officers might be entitled to severance payments of approximately $300,000.

Note 9. Subsequent Events.

On May 8, 2013, the Company issued 327,600 warrants to certain consultants in satisfaction of $81,900 of accrued consulting fees. The five-year warrants issued will vest upon the Company’s first commercial sale of product or upon a change of control of the Company, and are exercisable at $0.50 per share.

Between March 12 and May 8, 2013, officers, directors, and other related parties made cash advances to the Company totaling $146,341. On May 8, the Company issued 698,046 warrants to certain of these in lieu of cash repayment of $116,341 of these advances. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

On May 8, 2013, the Company executed a consulting agreement with its interim CEO, Stan Myrum, effective as of April 23, 2013.

Under the terms of his consulting agreement, Mr. Myrum will earn an hourly fee to be paid in cash, and was issued a commitment fee of 150,000 warrants to purchase our common stock.  The agreement expires July 21, 2013, with automatic, successive two-month extension periods unless either party terminates the agreement.  Mr. Myrum will be eligible for an undetermined, mutually agreed upon bonus upon entering each extension period. The warrants will vest upon the first to occur of (a) the first commercialization by the Company of its products or (b) a Change of Control of the Company.  The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: general economic or industry conditions, nationally and in the physician, urology and medical device communities in which we intend to do business; our ability to raise capital to fund our 2013 and 2014 working capital needs and launch our products into the marketplace; our ability to pursue additional development of our existing and proposed products on a timely basis or at all; legislation or regulatory requirements, including our securing of all U.S. Food and Drug Administration (“FDA”) and other regulatory approvals on a timely basis, or at all, prior to being able to market and sell our products in the United States; competition from larger and more well established medical device companies and other competitors; the development of products that may be superior to the products offered by us; securing and protecting our intellectual property and assets, and enforcing breaches of the same; the quality or composition of our products and the strength and reliability of our contract vendors and partners; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, proposed products and prices. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein.

Overview

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us) is an emerging medical device company that is introducing an innovative prostate imaging system known as the ProUroScan™ System. The ProUroScan System is designed for use as an aid to the physician in documenting abnormalities in the prostate that have been previously detected by a digital rectal exam (“DRE”). As an adjunct to DRE, the ProUroScan System will be used following an abnormal DRE to generate a real-time image of the prostate. The final composite image is saved as a permanent electronic record and can be conveniently retrieved to view previous test results. In April 2012, the ProUroScan received clearance for marketing in the United States from the FDA. We believe that the ProUroScan will become an important new option in the continuum of care in prostate disease.

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

Three months ended March 31, 2013 compared to the three months ended March 31, 2012:

Operating Expenses/Operating Loss. Our operating expenses (and our operating loss) for the three months ended March 31, 2013 were $265,000, a decrease of $16,000, or 6%, compared to an operating loss of $281,000 last year. Our primary operating expenses for both periods consisted primarily of compensation costs, consulting and professional services costs, and costs related to being a public company. Total compensation-related costs excluding stock options were $96,000 during the three months ended March 31, 2013, an 8% decrease compared to $105,000 in the first quarter of 2012. Compensation expense related to stock options issued to officers and directors was $12,000 during the three months ended March 31, 2013, a decrease of $45,000 or 80%, compared to $57,000 in the prior year. Consulting and professional services fees increased by $27,000, or 55%, to $75,000 during the three months ended March 31, 2013 from $48,000 in the prior year, resulting from the hiring of an interim Chief Operating Officer on a consulting basis. Costs related to being a public company of were $29,000 during the three months ended March 31, 2013 compared to $33,000 in 2012. We also recorded a $13,000 royalty expense related to minimum royalties due to Artann Laboratories (“Artann”).

Net Interest Expense. Our interest expense includes the stated interest on funds we have borrowed, interest charged by Artann on postponed milestone payments due to them, and debt issuance costs, primarily the cost of equity paid as consideration to lenders and loan guarantors incurred in obtaining or refinancing the loans. Net interest expense for the three months ended March 31, 2013 was $75,000, an increase of 58% compared to $47,000 during the same period last year. Interest of $23,000 accrued on a $472,000 milestone payment that is due to Artann during the three months ended March 31, 2013 accounts for most of this increase. Interest expense related to debt issuance costs increased from $29,000 during the three months ended March 31, 2012 to $32,000 this year. Stated interest expense on other loans for the three months ended March 31, 2013 was $19,000, an increase of 6% compared to $18,000 during the same period last year.

Debt Extinguishment Expense. Our debt extinguishment expense arises primarily from the issuance of stock or warrants pursuant to the modification to provisions of short-term loans from lenders in certain financing transactions. Debt extinguishment expense for the three months ended March 31, 2013 increased to $152,000 from $79,000 during the same period last year, primarily as a result of an increase in the amount of equity consideration paid to guarantors of our bank debt and to certain lenders of short term debt.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $450,000 of senior bank notes and $1,500,000 of subordinated notes, and as a result, are not available to secure additional senior debt financing.

Sources and Uses of Cash

Net cash used in operating activities was $82,000 during the three months ended March 31, 2013 compared to $49,000 in 2012. The increased use of cash was primarily related to $43,000 of milestone payments made to Artann pursuant to our development agreement with them.

Net cash provided by financing and investing activities was $9,000 during the three months ended March 31, 2013, compared to $23,000 in 2012. Financing activities in 2013 consisted of $78,000 of advances received from related parties, offset by debt payments of $69,000. Financing activities in 2012 included $240,000 of proceeds of private debt placements, offset by $217,000 of bank debt repayments.

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

In order to accomplish this key goal, our short-term strategy is to eliminate all expenses not directly related to gaining 510(k) approval, fulfilling our SEC reporting obligations, and meeting certain obligations to key suppliers. We expect this process will take between seven and eight months to accomplish, and estimate the cost to complete these activities to be approximately $1,000,000. During this time, our officers will be employed on a part-time consulting basis to attend only to achieving the FDA clearance objective and key financial and strategic issues as they arise.

Longer term, we plan to initiate the following actions leading to our product rollout as soon as funding permits:

•	Identify and recruit a qualified permanent CEO to lead the Company and raise needed capital.

•	Install ProUroScan Systems in the facilities of approximately four members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We believe the work done by these key opinion leaders will provide additional important scientific validation that will help facilitate market acceptance.

•	Complete a strategic market development plan.

•	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

•	Develop additional software to expand the data management capabilities of the ProUroScan and lay the groundwork for future information services offerings.

•	Design and implement modifications to the ProUroScan to further reduce its size and cost.

To achieve these longer term objectives, when funding is in place, we expect to engage contract manufacturers, consultants, and engineering firms, and hire a limited number of key personnel, to scale-up operations for our commercial launch as outlined above.

Additional funding needs:

•	Approximately $550,000 is currently due to Artann for a milestone payment and accrued interest pursuant to the terms of our development agreement.

•	We have $2.2 million of other secured and unsecured debt that will mature on or before March 31, 2014. We intend to negotiate with the lenders to extend the maturity dates of the loans or convert the debt to equity, possibly by offering a reduced conversion price. If loans are converted to equity, existing shareholders will likely experience dilution in their ownership interest. If we are unsuccessful in obtaining maturity date extensions, we may be required to raise additional funds to retire the debt. There is no assurance that we will be successful in extending the maturity date or inducing conversion of this debt.

•	Our officers and consultants have continued to work for us despite not receiving their salaries for an extended period of time. We need funding to pay approximately $255,000 of unpaid salaries and consulting fees.

•	We owe approximately $800,000 to service providers and suppliers, including approximately $660,000 for legal services.

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

As of May 10, 2013, we had several groups of warrants that are currently callable or that will expire in 2013 and 2014, including:

Number of Warrants	Exercise Price per Share	Potential Proceeds	Redemption/ Expiration
680,770	$1.30	$885,001	Redeemable (1); expire July 2013
1,007,529	$1.30	1,305,788	Redeemable (1); expire August 2013
3,590,894	$1.30	4,668,162	Currently redeemable; expire January 2014
Total potential proceeds		$6,858,951

(1)	May be redeemed any time after the last sale price of our common stock equals or exceeds $4.00 per share for a period of 10 consecutive trading days.

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

We intend to establish a strategic relationship with a large urology medical device, imaging, therapeutic, or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements (see our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1 – Business, “Approach to Market Entry”). We have engaged an investment firm to assist us in identifying this strategic corporate partner to help market our products and we are exploring marketing opportunities with potential partner companies we have targeted. We expect such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these, but there is no assurance that such a relationship will be completed. In addition to financial support, a successful collaboration with such a partner could allow us to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of funding we will require.

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

Valuation of Stock-Based Compensation

Since inception, we have measured and recognized compensation expense for all share-based payment awards made to employees and directors, including employee stock options, and share-based consideration payments to lenders and loan guarantors, based on fair value. Our determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price and estimates regarding projected employee stock option exercise behaviors and forfeitures. We recognize the expense related to the fair value of the award straight-line over the vesting period.

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

As of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties set forth under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 before investing in our securities. These risks and uncertainties are not the only ones facing our Company; additional risks and uncertainties may also impair our business operations. If any of the risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our securities could fall, and you may lose all or part of your investment. We undertake no obligation to update or revise any forward-looking statement except as required by the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2013, the Company issued 20,000 shares of its commons stock to director Larry Getlin in lieu of cash for $12,800 of accrued consulting fees.

On March 26, 2013, the Company issued 80,000 shares of its common stock to a consultant in lieu of $34,000 of accrued consulting fees.

Issuances of the securities described above were made in compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and the exemption from registration provided under Section 4(2) of the Securities Act. In qualifying for such exemption, the Company relied upon representations from the investors regarding their status as “accredited investors” under Regulation D and the limited manner of the offering.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Between March 12 and May 8, 2013, officers, directors, and other related parties made cash advances to us totaling $166,341. On May 8, 2013, we issued 698,046 warrants in lieu of cash repayment of $116,341 of these advances. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

On May 8, 2013, we refinanced $250,000 of short term notes with Jeanne Rudelius, a relative of Director Robert Rudelius. Under the terms of the new note, the loan matures on December 26, 2013, bears interest at 10% per year, is secured by the Company’s assets, and the principal and accrued interest thereon is convertible into our common stock at $0.50 per share. As further consideration to the lender, we issued 150,000 immediately vested five-year warrants exercisable at $0.50 per share.

On May 8, 2013, we issued a total of 327,600 warrants as payment to three directors in lieu of cash for $81,900 of accrued consulting fees. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

In connection with our Crown Bank loan, James L. Davis, a director of the Company and William S. Reiling (together, the “Guarantors”), each agreed to continue their guarantees of the Crown Bank loan through its February 15, 2014 maturity date. On May 8, 2013, the Company and each Guarantor executed letter agreements concerning consideration to be issued to the Guarantors for providing their guarantees. Under the terms of the letter agreements, we issued to each Guarantor 291,670 immediately vested warrants for the guarantee period November 1, 2012 through March 31, 2013. We also agreed to issue a total of 295,313 warrants to each Guarantor for the period from April 1, 2013 to February 15, 2014, to vest ratably each month over the period, subject to adjustment if the amount of the loan guaranteed should change. All the warrants issued are five-year warrants exercisable at $0.50 per share.

As reported in our Current Report on Form 8-K filed on April 19, 2013, we named Stan Myrum as our Interim CEO on a consulting basis. On May 8, 2013, the Company executed a consulting agreement with Mr. Myrum, effective as of April 23, 2013. Under the terms of his consulting agreement, Mr. Myrum will earn $100 per hour, and was issued a commitment fee of 150,000 warrants to purchase our common stock. The agreement expires July 21, 2013, with automatic, successive two month extension periods unless either party terminates the agreement. Mr. Myrum will be eligible for an, undetermined, mutually agreed upon bonus upon entering each extension period. The warrants will vest upon the first to occur of (a) the first commercialization (i.e. sale, lease, procedure payment or other activity in which monies are received by the Company but excluding any placements at KOL sites for post-market studies) by the Company or (b) a Change in Control of the Company. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

On May 8, 2013, we issued 3,840 warrants to a lender as consideration for extending the maturity date of a $6,400 loan from December 28, 2012 to December 28, 2013. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

On May 8, 2013, we issued a total of 100,000 warrants to the guarantor of our Central Bank loans for past and future guarantee periods. These warrants will vest ratably on a monthly basis over the term of the loans, subject to adjustment if the amount of the loan amounts guaranteed should change. All the warrants issued are five-year warrants exercisable at $0.50 per share.

On May 11, 2013, the Company renewed its $100,000 line of credit arrangement with Central Bank. Pursuant to loan guarantee consideration arrangements, the Company issued to the guarantor 33,333 warrants to acquire shares of its common stock related to the guarantee period from May 11, 2013 through January 16, 2014, to vest ratably on a monthly basis over the period. Principal amounts borrowed against the line of credit will bear interest at the prime rate plus 1.0%, with a minimum rate of 5.0% (currently 5%).

The issuances of the securities issued as described above were made in compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and the exemption from registration provided under Section 4(2) of the Securities Act. In qualifying for such exemption, the Company relied upon representations from the investors regarding their status as “accredited investors” under Regulation D and the limited manner of the offering.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Warrant dated May 8, 2013 issued to James Davis and William Reiling for November 2012 through March 2013 loan guarantee consideration (filed herewith).

4.2	Form of Warrant dated May 8, 2013 issued to James Davis and William Reiling for April 2013 through February 2014 loan guarantee consideration (filed herewith).

4.3	Form of Warrant dated May 8, 2013 issued for cash advances (filed herewith).

4.4	Form of Warrant issued pursuant to consulting agreements (filed herewith).

10.1	Promissory note dated January 17, 2013 issued in favor of Central Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 28, 2013).

10.2	Modification to promissory note issued in favor of Crown Bank, dated January 23, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 28, 2013).

10.3	Promissory Note issued in favor of Crown Bank, effective February 15, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 28, 2013).

10.4	Supply Agreement between ProUroCare Medical Inc. and Pressure Profile Systems dated February 15, 2013 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed April 16, 2013).

10.5	Form of Loan Guarantor Compensation Letter Agreement dated May 8, 2013 (filed herewith).

10.6	Promissory Note dated May 8, 2013 issued in favor of Jeanne Rudelius (filed herewith).

10.7*	Consulting agreement between ProUroCare Medical Inc. and Stanton Myrum dated May 8, 2013 and effective April 23, 2013 (filed herewith).

10.8	Line of credit agreement dated May 11, 2013 by and between ProUroCare Medical Inc. and Central Bank (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: May 14, 2013	By:	/s/ Stanton D. Myrum
Name: Stanton D. Myrum
Title: Chief Executive Officer

Date: May 14, 2013	By:	/s/ Richard Thon
Name: Richard Thon
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1	Form of Warrant dated May 8, 2013 issued to James Davis and William Reiling for November 2012 through March 2013 loan guarantee consideration (filed herewith).

4.2	Form of Warrant dated May 8, 2013 issued to James Davis and William Reiling for April 2013 through February 2014 loan guarantee consideration (filed herewith).

4.3	Form of Warrant dated May 8, 2013 issued for cash advances (filed herewith).

4.4	Form of Warrant issued pursuant to consulting agreements (filed herewith).

10.1	Promissory note dated January 17, 2013 issued in favor of Central Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 28, 2013).

10.2	Modification to promissory note issued in favor of Crown Bank, dated January 23, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 28, 2013).

10.3	Promissory Note issued in favor of Crown Bank, effective February 15, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 28, 2013).

10.4	Supply Agreement between ProUroCare Medical Inc. and Pressure Profile Systems dated February 15, 2013 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed April 16, 2013).

10.5	Form of Loan Guarantor Compensation Letter Agreement dated May 8, 2013 (filed herewith).

10.6	Promissory Note dated May 8, 2013 issued in favor of Jeanne Rudelius (filed herewith).

10.7*	Consulting agreement between ProUroCare Medical Inc. and Stanton Myrum dated May 8, 2013 and effective April 23, 2013 (filed herewith).

10.8	Line of credit agreement dated May 11, 2013 by and between ProUroCare Medical Inc. and Central Bank (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan.