Form 10-Q
period 2013-06-30
ProUroCare Medical Inc.
filed 2013-08-14
CIK 1222244

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
YES ☐ NO ☒

The registrant has 18,113,546 shares of common stock and 306,679 Units (18,420,225 total) outstanding as of July 26, 2013.

ProUroCare Medical Inc.
Form 10-Q for the
Quarter Ended March June 30, 2013

Table of Contents

Page No.

PART I - Financial Information		[1]

Item 1.	Financial Statements

	Consolidated Balance Sheets	[1]

	Consolidated Statements of Operations	[2]

	Consolidated Statements of Cash Flows	[3]

	Notes to Consolidated Financial Statements	[5]

Item 2.	Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	[13]

Item 4.	Controls and Procedures	[18]

PART II - Other Information		[18]

Item 1a.	risk factors	[18]

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	[18]

Item 5.	OTHER INFORMATION	[19]

Item 6.	Exhibits	[20]

SIGNATURES		[21]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2013	December 31,
	(Unaudited)	2012
Assets
Current assets:
Cash	$5,273	$73,159
Restricted cash	50,000	-
Prepaid expenses	101,932	133,325

Total current assets	157,205	206,484

Equipment and furniture, net	22,034	23,632
Debt issuance cost, net	162,988	5,246
	$342,227	$235,362

Liabilities and Shareholders' Deficit

Current liabilites:
Notes payable, bank	$650,025	$600,000
Convertible debt	1,390,616	1,193,116
Notes payable, other	175,312	109,266
Accounts payable	898,197	838,918
Accrued expenses	1,210,911	1,008,933
Advances from related parties	100,000	-
Debt offering subscriptions received	50,000	-
Total current liabilities	4,475,061	3,750,233
	.
Commitments and contingencies:
Long-term notes payable, bank	-	100,025
Long-term convertible debt, related parties	-	200,000

Total liabilities	4,475,061	4,050,258

Shareholders' deficit:
Common stock, $0.000001 par. Authorized 50,000,000 shares; 18,396,219 and 18,278,795 shares issued and outstanding on June 30, 2013 and December 31, 2012, respectively	184	183
Additonal paid-in capital	35,854,029	35,106,535
Deficit accumulated during development stage	(39,987,047)	(38,921,614)
Total shareholders' deficit	(4,132,834)	(3,814,896)
	$342,227	$235,362

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		August 17, 1999
	June 30,		June 30,		(Inception) to
	2013	2012	2013	2012	June 30, 2013
Operating expenses:
Research and development	$55,780	$758,250	$58,480	$765,400	$8,934,957
General and administrative	302,630	365,986	564,596	639,643	16,564,142
Total operating expense	358,410	1,124,236	623,076	1,405,043	25,499,099
Operating loss	(358,410)	(1,124,236)	(623,076)	(1,405,043)	(25,499,099)

Incentive for early warrant exericise	-	-	-	-	(1,999,622)
Incentive for early warrant exercise-related parties	-	-	-	-	(727,481)
Interest income	-	-	-	-	23,867
Interest expense-other	(68,741)	(32,041)	(119,044)	(64,953)	(5,830,865)
Interest expense-related parties	(12,469)	(19,529)	(37,133)	(34,002)	(2,444,074)
Debt extinguishment expense	(64,161)	(70,008)	(115,796)	(75,940)	(1,678,122)
Debt extinguishment expense-related parties	(69,808)	(191,490)	(170,384)	(265,044)	(1,831,651)
Net loss	$(573,589)	$(1,437,304)	$(1,065,433)	$(1,844,982)	$(39,987,047)

Net loss per common share	$(0.03)	$(0.08)	$(0.06)	$(0.11)	$(7.34)
Basic and diluted

Weighted average number of shares outstanding:	18,385,098	17,284,047	18,343,953	16,891,453	5,444,570
Basic and diluted

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Year Ended June 30,		Period from August 17,1999 (Inception) to
	2013	2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(1,065,433)	$(1,844,982)	$(39,987,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,598	216	24,291
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation and consulting	11,730	107,585	2,774,391
Common stock issued for services rendered	3,850	88,053	530,963
Common stock issued in debt issuance cost	—	—	177,086
Notes payable issued for intangibles expensed as research and development	—	—	150,000
Note payable issued for interest	—	—	1,000
Convertible note issued for services rendered	—	—	2,700
Warrants issued for services	89,850	—	773,220
Warrants issued for debt issuance cost	—	—	1,782,828
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—	—	8,700
Units issued for debt extinguisment	—	—	870,981
Amortization of original issue discount on debt	—	7,241	2,675,348
Amortization of debt issuance costs	293,829	344,940	4,129,847
Bargain conversion option added to note payable- related party for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development, paid by issuance of common stock to CS Medical Technologies, LLC	—	—	475,000
License rights expensed as research and development, paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:
Prepaid expenses	31,393	(54,151)	(44,748)
Accounts payable	35,205	29,945	3,641,373
Accrued expenses	302,705	806,266	1,542,633
Net cash used in operating activities	(295,273)	(514,887)	(15,882,224)

Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(46,325)
Deposit into a restricted cash account	(50,000)	—	(94,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	(50,000)	—	(96,325)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	700,000
Payments of note payable, bank	(50,000)	(200,000)	(1,750,000)
Proceeds of notes payable	99,312	145,628	1,319,412
Payment of notes payable	(33,266)	(41,527)	(1,813,888)
Proceeds of notes payable - related party	—	—	1,346,596
Payments of notes payable - related party	—	—	(289,300)
Proceeds from long-term convertible notes payable and bank debt	—	—	4,357,362
Proceeds from long-term convertible notes payable - related party	—	200,000	1,913,500
Payments on convertible debt	(2,500)	—	(2,500)
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	—	2,406,788
Payments for debt issuance costs	(2,500)	—	(798,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	—	(651,962)
Cost of reverse merger	—	—	(162,556)
Advances from related parties	216,341	—	216,341
Proceeds from debt subscription agreement	50,000	—	50,000
Net proceeds from issuance of common stock	—	432,000	9,737,756
Net cash provided by financing activities	277,387	536,101	15,983,822
Net increase (decrease) in cash	(67,886)	21,214	5,273
Cash, beginning of the period	73,159	25,843	—
Cash, end of the period	$5,273	$47,057	$5,273

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Year Ended June 30,		Period from August 17,1999 (Inception) to
	2013	2012	June 30, 2013
Supplemental cash flow information:
Cash paid for interest	$17,266	$27,718	$1,049,434
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	—	371,808
Deferred offering costs offset against gross proceeds of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Debt issuance costs included in accrued expenses	—		160,044
Warrants issued for debt issuance costs	399,271	73,125	1,295,351
Warrants issued for services rendered	—	—	12,500
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable tendered for warrant exercise	—	—	1,077,982
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	—	1,000	13,569
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Convertible debt issued in lieu of cash for accounts payable	—	—	65,698
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Conversion of accrued expenses to equity	107,652	160,044	793,797
Conversion of notes payable to equity	—	—	610,300
Conversion of convertible debt to equity	—	—	2,991,742
Conversion of notes payable to convertible notes payable	—	20,000	220,000
Conversion of advances from related parties to equity	116,341	—	116,341
Common stock issued in lieu of cash for accrued expenses	—	—	271,553
Common stock issued in lieu of cash for accounts payable	18,801	4,971	246,063
Common stock issued in lieu of cash for accrued development cost	—	—	2,065,385
Common stock issued for debt issuance cost	—	473,208	1,611,571
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

June 30, 2013 and 2012 and the period from
August 17, 1999 (Inception) to June 30, 2013

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies.

(a)	Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease. The primary focus of the Company is currently the prostate imaging device, known as the ProUroScanTM System, which is designed to produce an image of the prostate as an adjunctive aid in visualizing and documenting abnormalities of the prostate that have been detected by digital rectal examination. The Company’s developmental activities, conducted by its wholly owned operating subsidiary, ProUroCare Inc. (“PUC”) in conjunction with its development partner, Artann Laboratories, Inc. (“Artann”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities. In April 2012, the ProUroScan System received initial clearance for marketing in the United States by the Food and Drug Administration (“FDA”). The Company is currently in the process of raising additional financing required to complete and obtain FDA approval of a reusable probe for the ProUroScan system and move to commercialization.

(b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at December 31, 2012 was derived from the audited consolidated financial statements as of that date. Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were anti-dilutive for the three months ended June 30, 2013 and 2012 and the period from August 17, 1999 (Inception) to June 30, 2013 due to the Company’s net losses. 10,495,712 and 10,433,839 shares of common stock issuable under stock options and warrants were excluded from the computation of diluted net loss per common share for each of the three months and six months ended June 30, 2013 and 2012, respectively.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. In certain instances where options or warrants are issued for cash or for services rendered, the value of the service provided or money advanced is a more reliable measure of fair value. Provided that the exchange of options or warrants for cash or services is determined through an “arms-length” negotiation, the value of the cash or services is used rather than the valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee and consultant stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of warrants, in the same manner as it values stock options (see Note 1(d) above. For the same reasons explained above with respect to the valuation model’s application to stock options, the existing valuation model may not necessarily provide a reliable single measure of the fair value of the Company’s stock warrants.

(f)	Restricted Cash

The Company received a cash payment during the six months ended June 30, 2013, representing a subscription to a private debt offering. However, under the terms of the debt offering, the funds cannot be used by the Company until a closing on the minimum amount of the offering is held, so the cash is restricted and must be returned to the subscriber if a closing is not completed.

(g)	Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception, and our requirement for additional working capital to support future operations, raises substantial doubt as to our ability to continue as a going concern. As of June 30, 2013 the Company had an accumulated deficit of $39,987,047. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2. Accounts Payable

Accounts payable are summarized as follows:

	June 30, 2013	December 31, 2012
Accounts payable, related parties	$121,241	$115,151
Accounts payable, other	776,983	723,767
	$898,197	$838,918

Note 3. Accrued Expenses.

Accrued expenses are summarized as follows:

	June 30, 2013	December 31, 2012
Accrued development expense	$472,125	$515,000
Accrued interest	309,769	183,924
Accrued compensation	214,375	118,080
Accrued royalties	58,334	33,000
Accrued directors fees	34,625	0
Other accrued expenses	100,683	43,277
Audit fees	21,000	42,000
Accrued loan consideration to be paid in stock	0	73,652
	$1,210,911	$1,008,933

Note 4. Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock or warrants. The value of the compensation issued in the form of common stock or warrants is recorded as debt issuance cost and amortized over the term of the loans.

Pursuant to the debt guarantees of the Company’s bank loans and loans received from individual lenders, 1,728,549 warrants valued at $522,723 were issued or accrued for issuance during the six months ended June 30, 2013 (see Notes 4, 5 and 6). Of this, warrants valued at $73,652 were issued in lieu of amounts previously accrued for issuance in the form of common stock. Bank refinance fees of $2,500 paid in cash were recorded as debt issuance cost and immediately amortized as debt extinguishment expense.

Debt issuance costs are summarized as follows:

	June 30, 2013	December 31, 2012
Debt issuance costs, gross	$2,239,390	$1,787,819
Less amortization	(2,076,402)	(1,782,573)
Debt issuance costs, net	$162,988	$5,246

Debt issuance cost amortization is recorded as either debt extinguishment expense or interest expense, depending on the specific terms of loan amendments. The amortization of debt issuance costs for the six months ended June 30, 2013 and 2012, and the period from August 17, 1999 (Inception) to June 30, 2013 was as follows:

	Six months ended June 30,		August 17, 1999 (Inception) to
	2013	2012	June 30, 2013
Amortization of expense	$293,829	$344,940	$4,129,847

Note 5. Notes Payable – Bank.

The following summarizes the balances of bank notes payable at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Short-term notes payable, bank:
Crown Bank promissory note	$450,000	$500,000
Central Bank line of credit	100,000	100,000
Central Bank promissory note	100,025	0
Total short-term notes payable, bank	$650,025	$600,000

Long-term notes payable, bank:

Central Bank promissory note	$0	$100,025

Crown Bank Loan

On March 27, 2013, the Company refinanced its $500,000 promissory note with Crown Bank (the “Crown Loan”). Pursuant to the amendment, a principal reduction payment of $50,000 was made on March 27, 2013, with a second $50,000 reduction due on January 15, 2014. The note matures on February 15, 2014, and bears interest at the prime rate plus one percent, but never less than 6.0% (currently 6.0%). The Crown Loan remains secured by all Company assets and continues to be guaranteed by James L. Davis, a director of the Company and William S. Reiling, a greater than 5% shareholder of the Company (see Note 6 for consideration paid to the guarantors in the form of equity). On the renewal date, it was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new promissory note was greater than 10% higher than the present value of the cash flows under the original note. Accordingly, the value of the warrants issued pursuant to this arrangement were recorded as debt issuance cost and are being expensed as debt extinguishment expense as they are earned. The Company recognized $145,678 of debt extinguishment expense related to the warrants and $2,500 of debt extinguishment expense related to bank fees during the six months ended June 30, 2013.

Central Bank Loans

On January 17, 2013, the Company renewed its $100,025 Central Bank loan. The renewed loan matures on January 17, 2014, and bears interest at the prime rate plus one percent, with a minimum annual rate of 5.0% (currently 5.0%). On May 11, 2013, the Company renewed its $100,000 Central Bank line of credit. The renewed line of credit matures on January 17, 2014, and bears interest at the prime rate plus one percent, with a minimum annual rate of 5.0% (currently 5%). The Central Bank facilities (the “Central Loans”) are guaranteed by an individual investor (see Note 7 for consideration paid to the guarantor in the form of equity). On the renewal dates, it was determined that a substantial modification of the terms of the Central Loans was made as the present value of the cash flows under the new promissory notes were greater than 10% higher than the present value of the cash flows under the original note. Accordingly, the value of the warrants issued pursuant to this arrangement were recorded as recorded as debt issuance cost and are being expensed as debt extinguishment expense as they are earned. The Company recognized $16,321 of debt extinguishment expense related to the Central Loans during the six months ended June 30, 2013.

Note 6. Notes Payable.

The following summarizes notes payable balances at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
Convertible Debt:
Secured Convertible Debt, related parties:
Bears interest at 10%, convertible at $1.30	$250,000	$250,000
per share and matures September 20, 2013
Bears interest at 10%, convertible at $0.50	275,000	275,000
per share and matures December 26, 2013
Bears interest at 10%, convertible at $1.30	200,000	200,000
per share and matures March 31,2014
Subtotal	725,000	725,000

Secured Convertible debt, other:
Bears interest at 10%, convertible at $1.30	225,000	225,000
per share and matures September 20, 2013
Bears interest at 6%, convertible at $1.00	300,000	300,000
per share and matures October 10, 2013
Subtotal	525,000	525,000
Total Secured Convertible Debt	1,250,000	1,250,000

Unsecured Convertible Debt:
Bears interest at 10%, convertible at $0.50	6,400	6,400
per share and matures December 28, 2013
Bears interest at 10%, convertible at $1.30	57,500	60,000
per share and matured January 31, 2013
Bears interest at 10%, convertible at $1.00	65,698	65,698
per share and matures August 10, 2013
Bears interest at 10%, convertible at $1.00	11,018	11,018
per share and matures August 11, 2013
Total Unsecured Convertible Debt	140,616	143,116
Total Convertible Debt	$1,390,616	$1,393,116

Other Unsecured Debt:
Insurance policy financing, bears	99,312	33,266
interest at 3.32%, payments of $11,188
per month, matures March 31, 2014
Bears interest at 10%, matures	40,000	40,000
August 22, 2013
Bears interest at 10%, matured	21,000	21,000
March 22, 2013
Bears interest at 10%, matured	15,000	15,000
March 29, 2013
Total Other Debt	$175,312	$109,266

On May 8, 2013, the Company refinanced $250,000 of short term notes with Jeanne Rudelius, a relative of Director Robert Rudelius. Under the terms of the new note, the loan matures on December 26, 2013, bears interest at 10% per year, and the principal and accrued interest thereon is convertible into the Company’s common stock at $0.50 per share (see Note 7 for consideration paid to the lender in the form of warrants).

Note 7. Shareholders’ Equity.

Stock and Stock Options

On January 4, 2013, the Company issued 20,000 shares of its common stock to Larry Getlin, who at the time was a director, in lieu of $12,800 of accrued consulting fees. On March 26, 2013, the Company issued 80,000 shares of its common stock to a consultant in lieu of $34,000 of accrued consulting fees.

On May 16, 2013 the Company entered into a consulting agreement with Alan Shuler, its Interim Chief Financial Officer. Under terms of the consulting agreement Mr. Shuler will be paid 1/3 of his consulting fees, on a monthly basis, in common stock of the Company. The value of the shares issued will be determined based upon the volume weighted trading average of the Company’s common stock for all the trading days during the month. Accordingly, the Company issued 35,430 shares of stock in June and July 2013, with a value of $11,175 for the months of May and June, 2013. On June 5, 2013 the company issued 11,424 shares of common stock to Alan Shuler, the Interim Chief Financial Officer, as partial compensation for his consulting services. The value of the stock was determined to be $3,850 based upon the 30 day volume weighted trading average of the stock for the months ended May 31, 2013.

No stock options were granted during the six months ended June 30, 2013 and 2012.

Stock-based compensation expense related to options and warrants for the periods ended June 30, 2013 and 2012, and the period from August 17, 1999 (inception) to June 30, 2013, is outlined below. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $23,958 for the remaining part of the year for the year ending December 31, 2013. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

	Six months ended June 30,				August 17, 1999 (Inception) to
	2013		2012		June 30, 2013
	Expense	Per Share	Expense	Per Share	Expense	Per Share
Stock-based compensation	$11,730	$0.00	$107,585	$0.01	$2,774,391	$0.50

Warrants

On May 8, 2013, the Company issued 327,600 warrants to certain consultants with a value of $81,900. The five-year warrants issued will vest upon the Company’s first commercial sale of product or upon a change of control of the Company, and are exercisable at $0.50 per share.

Between March 12 and June 30, 2013, officers, directors, and other related parties made cash advances to the Company totaling $216,341. On May 8, 2013, the Company issued 698,046 warrants to certain of these parties in lieu of cash repayment of $116,341. The warrants issued are five-year warrants and immediately exercisable at $0.50 per share.

On May 8, 2013, the Company executed a consulting agreement with its interim CEO, Stan Myrum, effective as of April 23, 2013. Under the terms of his consulting agreement Mr. Myrum will earn an hourly fee to be paid in cash, and was issued a commitment fee of 150,000 warrants to purchase our common stock. The agreement contains successive two month extension periods unless either party terminates the agreement and has been automatically extended through September 2013. Mr. Myrum will be eligible for an undetermined, mutually agreed upon bonus upon entering each extension period. The warrants will vest upon the first to occur of (a) the first commercialization (i.e. sale, lease, procedure payment or other activity in which monies are received by the Company but excluding any placements at KOL sites for post-market studies) by the Company or (b) a Change in Control of the Company. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

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

Crown Note consideration (see Note 5)

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

Central Loans consideration (see Note 5)

As of December 31, 2012, the Company had accrued for issuance 11,774 shares of its common stock valued at $10,892 as consideration to the guarantor of the Central Loans for the guarantee period from July 17, 2012 through December 31, 2012. On May 8, 2013, the guarantor agreed to accept as consideration warrants instead of common shares. Accordingly, the Company issued to the guarantor 25,000 immediately vested warrants with a fair value of $7,000 for the guarantee period from July 17, 2012 through January 17, 2013 in the case of the Central Bank promissory note, and 25,000 immediately vested warrants with a fair value of $7,000 for the guarantee period from November 12, 2012 through May 12, 2013 in the case of the Central Bank line of credit. The Company also issued 50,000 warrants with a fair value of $14,000 for the period from January 17, 2013 to January 16, 2014 in the case of the Central Bank promissory note and 33,333 warrants valued at $9,333 for the period from May 12, 2013 to January 16, 2014 in the case of the Central Bank line of credit. These warrants will vest ratably on a monthly basis over the term of the loans, subject to adjustment if the amount of the loan amounts guaranteed should change. All the warrants issued are five-year warrants exercisable at $0.50 per share.

Consideration for $250,000 short term related party note (see Note 6)

On May 8, 2013, the lender of $250,000 pursuant to short term notes agreed to refinance the note with a new convertible note that matures on December 26, 2013. As consideration to the lender, the Company issued a warrant for 150,000 shares with immediate vesting and a fair value of $42,000, which were expensed on a straight line basis over the refinancing period. The warrants issued are five-year warrants exercisable at $0.50 per share.

Consideration for other short term notes (see Note 6)

Pursuant to existing terms of several other loans with an aggregate principal amount of $76,000, the Company accrued for issuance a total of 142,500 warrants with a fair value of $99,600 during the three months ended March 31, 2013. The Company also accrued for issuance a total of 71,250 warrants with a fair value of $49,800 during the three months ended June 30, 2013. All the warrants will vest upon issuance, are due upon repayment of the related loans, and will be exercisable for five years at $.50 per share

Note 8. Income Taxes.

The Company has generated net operating loss carryforwards of approximately $10.8 million. The Company has also generated approximately $13.9 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $5.4 million and built-in losses of $7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $1.1 million, consisting of annual amounts of approximately $104,000 per year for each of the years 2013-2023. We believe that approximately $12.0 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $5.0 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025. The net operating loss carryforwards are subject to examination until they expire.

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

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2009 - 2012
State of Minnesota 2009 - 2012

Note 9. Commitments and Contingencies

Due to funding limitations, the Company’s former executive officers did not receive their salaries for an extended time. In April, 2013, our former officers ceased to be statutory employees of the Company, and now provide consulting services to the Company as requested by the current executive officers. Approximately $215,000 of unpaid payroll and benefits have been accrued and are included in accrued expenses as of June 30, 2013. The Company has made no arrangements to pay these amounts.

Note 10. Subsequent Events.

From July 12, 2013 through August 5, 2013 the Company received $77,500 in deposits under the Company’s “Bridge Loan” offering. The lenders under this program were issued a one-year convertible note bearing interest at 10% and are convertible at $.50 per share. Each lender also received a three-year warrant for 4 shares for each dollar loaned that is exercisable at $.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Three months and six months ended June 30, 2013 compared to June 30, 2012:

Operating Expenses/Operating Loss. Our operating expenses for the three months ended June 30, 2013 were $358,000 a decrease of $766,000, or 68%, compared to operating expenses of $1,124,000 last year. Our operating expenses in the six months ended June 30, 2013 were $623,000, a reduction of $782,000, or 56%, from the comparable period in 2012. Our operating expenses for both periods consisted primarily of compensation costs, consulting and professional services costs. The decrease in expense in the three-month and six-month 2013 period was primarily a result of a reduction of approximately $700,000 in research and development expense, primarily related to a one time development milestone fee that was due related to the FDA approval on April 27, 2012.

In the three-month period ended June 30, 2013 the company incurred a loss of $574,000 compared to a loss of $1,437,000 in the comparable 2012 period and in the six-month period ended June 30, 2013 the company recorded a loss of $1,065,000 compared to $1,845,000 in the comparable 2012 period largely due to the $700,000 reduction in R&D expense. The company also reduced its spending on marketing and travel and entertainment by $57,000 in the three-month period and $50,000 in the six-month period

Net Interest Expense. Interest expense includes the stated interest on funds we have borrowed, interest charged by Artann on postponed milestone payments, and debt issuance costs, primarily the cost of equity paid as consideration to lenders and loan guarantors incurred in obtaining or refinancing the loans. Net interest expense for the three months ended June 30, 2013 was $81,000, an increase of 58% compared to $52,000 during the same period last year. Net interest expense was $156,000 in the six months ended June 30, 2013, an increase of 58% from $99,000 in the comparable 2012 period. Interest of $24,000 accrued in the three-month period and $48,000 in the six-month period on a $472,000 milestone payment that is due to Artann accounts for most of this increase.

Debt Extinguishment Expense. Debt extinguishment expense arises primarily from the issuance of stock or warrants pursuant to the modification to provisions of short-term loans from lenders in certain financing transactions. Debt extinguishment expense for the three months ended June 30, 2013 decreased to $123,000 from $261,000 during the same period last year, and decreased to $286,000 in the six months ended June 30, 2013 compared to $341,000 in the comparable 2012 period. The decrease in expense in both the three-month and six-month periods was due to a reduction in the valuation of warrants, using the Black-Scholes valuation model, because the exercise price of the warrants was greater than the underlying stock price on the date of grant.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $450,000 of senior bank notes and $1,500,000 of subordinated notes.

Sources and Uses of Cash

Net cash used in operating activities was $295,000 during the six months ended June 30, 2013 compared to $515,000 in 2012. The decreased use of cash was primarily related to the reduction in net loss in the six months ended June 30, 2013 compared to the comparable period in 2012.

Net cash used in investing during the six months ended June 30, 2013 was $50,000 compared to none in 2012. During the 2013 period the company transferred $50,000 to a restricted account while the company continues to raise funds under a private PPM that contains a minimum funding requirement prior to closing. There was no similar restricted cash transfer in 2012.

Net cash provided by financing was $277,000 in the six months ended June 30, 2013 compared to $536,000 during the six months ended June 30, 2012. The cash provided by financing was $259,000 lower in 2013 because the company received $216,000 in advances from related parties, $50,000 from a stock subscription and paid out $38,000 in note payments whereas during the six month period ended June 30, 2012 the company received $346,000 in proceeds from notes payable and long-term convertible notes and $432,000 in proceed from the sale of stock and paid $200,000 in note payments.

Operating Plans and Cash Requirements

As outlined in “Overview,” above, we are currently in the process of finalizing a number of small changes to the probe design to facilitate an effective cleaning and disinfection protocol, to be followed by laboratory validation testing of the protocols, and submission of a 510(k) application for FDA market clearance that will use the original probe as a predicate device. The obvious end result is to get FDA clearance for a product that can be re-used multiple times so that the cost of the procedure to the patient is cost-effective.

In order to accomplish this key goal, our short-term strategy is to eliminate all expenses not directly related to gaining 510(k) approval, fulfilling our SEC reporting obligations, and meeting certain obligations to key suppliers. We expect this process will take between seven and eight months to accomplish, and estimate the cost to complete these activities to be approximately $1,500,000. During this time, our company will have no employees, the officers will serve on a consulting basis and the board will be limited to 4 very active individuals.

Longer term, we plan to initiate the following actions leading to our product rollout as soon as funding permits:

⋅	Identify and recruit a qualified permanent CEO to lead the Company and raise needed capital.

⋅	Install ProUroScan systems in the facilities of approximately four members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We believe the work done by these key opinion leaders will provide additional important scientific validation that will help facilitate market acceptance.

⋅	Complete a strategic market development plan.

⋅	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

⋅	Develop additional software to expand the data management capabilities of the ProUroScan system and lay the groundwork for future information services offerings.

⋅	Design and implement modifications to the ProUroScan system to further reduce its size and cost.

To achieve these longer term objectives we expect to engage contract manufacturers, consultants, and engineering firms, and hire a limited number of key personnel, to scale-up operations for our commercial launch as outlined above.

Additional funding needs:

•	Approximately $570,000 is currently due to Artann for a milestone payment and accrued interest pursuant to the terms of our development agreement.

•	We have $1.5 million of secured and unsecured debt that has matured or will mature on or before March 31, 2014. We intend to negotiate with the lenders to extend the maturity dates of their loans and/or convert the debt to equity, possibly by offering a reduced conversion price and additional warrants as incentive. If loans are converted to equity, existing shareholders will experience dilution in their ownership interest. If we are unsuccessful in obtaining maturity date extensions, we may be required to raise additional funds to retire the debt. There is no assurance that we will be successful in extending the maturity dates or inducing conversion of this debt.

•	We owe approximately $800,000 to service providers and suppliers, including approximately $700,000 for legal services. We believe that a certain amount of the legal services can be paid in the form of equity instruments.

Current Financing Plans

We currently have limited funds available, and we are not meeting many of our current obligations, including consulting fees. We plan to raise the funds required to meet these obligations and accomplish our operating objectives through a combination of sources, including private sales or a public offering of our debt or equity securities, the calling of currently redeemable warrants that may trigger exercise of such warrants by the holders, the potential exercise by holders of other warrants nearing their expiration date, and potential support from a corporate strategic partner. We are dependent upon our ability to successfully raise new cash through these potential sources to fund operations, to make the Artann milestone payment and repay debt. There is no assurance that sufficient capital can be raised through the means noted or at all.

As of June 30, 2013, we had several groups of warrants that are currently callable or that will expire in 2013 and 2014, including:

Number of Warrants	Exercise Price per Share	Potential Proceeds	Redemption/ Expiration
680,770	$1.30	$885,001	Redeemable (1); expired July 2013
1,007,529	$1.30	1,305,788	Redeemable (1); expire August 2013
3,590,894	$1.30	4,668,162	Currently redeemable; expire January 2014
Total potential proceeds		$6,858,951
 _______________________
(1)	May be redeemed any time after the last sale price of our common stock equals or exceeds $4.00 per share for a period of 10 consecutive trading days.

Our ability to successfully raise additional funding through the exercise of warrants will depend to a great degree upon the market price of our common stock in relation to the exercise price. Given that the exercise price of the warrants currently exceeds the market price, we may choose to offer an exercise price reduction as an inducement to the holders to exercise the warrants. If we choose to exercise our right to redeem the warrants, holders of the warrants will have a period of 30 days to exercise their warrants. Warrants not exercised during such redemption period will be subject to redemption by the Company at $0.01 per share. There can be no assurance that we will be able to seek redemption of the warrants, or how much would be realized by warrant exercises during the redemption period.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are policies and estimates which have a high impact on the reporting of our financial condition and results, and require significant judgments and estimates. Our critical accounting policies relate to (a) the valuation of stock-based compensation awarded to employees, directors, loan guarantors and consultants, (b) the valuation of warrants issued as an incentive for early-exercise of outstanding warrants and (c) the accounting for debt with beneficial conversion features.

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

As of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2013, the Company executed a consulting agreement with its interim CEO, Stan Myrum, effective as of April 23, 2013. Under the terms of his consulting agreement, Mr. Myrum will earn an hourly fee to be paid in cash, and was issued a commitment fee of 150,000 warrants to purchase our common stock. The agreement contains successive two month extension periods unless either party terminates the agreement and was extended to September 30, 2013. Mr. Myrum will be eligible for an undetermined, mutually agreed upon bonus upon entering each extension period. The warrants will vest upon the first to occur of (a) the first commercialization (i.e. sale, lease, procedure payment or other activity in which monies are received by the Company but excluding any placements at KOL sites for post-market studies) by the Company or (b) a Change in Control of the Company. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

On May 16, 2013 the Company entered into a consulting agreement with Alan Shuler, its Interim Chief Financial Officer. Under terms of the consulting agreement Mr. Shuler will be paid 1/3 of his consulting fees, on a monthly basis, in common stock of the Company. The value of the shares issued will be determined based upon the volume weighted trading average of the Company’s common stock for all the trading days during the month. Accordingly, the Company issued 11,424 shares of stock with a value of $3,850 for the month of May 2013. In addition, the Company accrued $7,325 for 24,006 shares that were earned in June 2013 and the shares were issued July 3, 2013.

On July 12, 2013 the Company issued an unsecured convertible note in the amount of $25,000 to an individual investor, under the Company’s June 2013 “Bridge Loan” financing offer, bearing interest at 10%, a conversion price of $.50 per share and a maturity of July 12, 2014. We also issued a three year warrant for 100,000 shares with an exercise price of $.50 per share.

On July 18, 2013 the Company issued an unsecured convertible note, dated June 28, 2013, in the amount of $32,500 to an institutional investor. The note bears interest at 8%, has a maturity date of October 1, 2014 and is convertible into common stock of the Company at a price that is based upon 60% of the lowest three closing prices in any 10 consecutive trading days prior to maturity.

On July 26, 2013 the Company issued an unsecured convertible note in the amount of $12,500 to an individual investor, under the Company’s June 2013 “Bridge Loan” financing offer, bearing interest at 10%, a conversion price of $.50 per share and a maturity of July 26, 2014. We also issued a three year warrant for 50,000 shares with an exercise price of $.50 per share.

On August 6, 2013 the Company issued an unsecured convertible note in the amount of $12,500 to an individual investor, under the Company’s June 2013 “Bridge Loan” financing offer, bearing interest at 10%, a conversion price of $.50 per share and a maturity of August 6, 2014. We also issued a three year warrant for 50,000 shares with an exercise price of $.50 per share.

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

Item 5. Other Information

Between March 12 and June 30, 2013, officers, directors, and other related parties made cash advances totaling $216,341. On May 8, 2013, we issued 698,046 warrants in lieu of cash repayment of $116,341 of these advances. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

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

On May 8, 2013, we issued a total of 327,600 warrants as payment to three directors in lieu of cash for $81,900. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

In connection with our Crown Bank loan, James L. Davis, a director of the Company and William S. Reiling, a more than 10% shareholder, (together, the “Guarantors”), each agreed to continue their guarantees of the Crown Bank loan through its February 15, 2014 maturity date. On May 8, 2013, the Company and each Guarantor executed letter agreements concerning consideration to be issued to the Guarantors for providing their guarantees. Under the terms of the letter agreements, we issued to each Guarantor 291,670 immediately vested warrants for the guarantee period November 1, 2012 through March 31, 2013. We also agreed to issue a total of 295,313 warrants to each Guarantor for the period from April 1, 2013 to February 15, 2014, to vest ratably each month over the period, subject to adjustment if the amount of the loan guaranteed should change. All the warrants issued are five-year warrants exercisable at $0.50 per share.

We named Stan Myrum as our Interim CEO on a consulting basis. On May 8, 2013, the Company executed a consulting agreement with Mr. Myrum, effective as of April 23, 2013. Under the terms of his consulting agreement, Mr. Myrum will earn $100 per hour, and was issued a commitment fee of 150,000 warrants to purchase our common stock. The agreement expires July 21, 2013, with automatic, successive two month extension periods unless either party terminates the agreement. Mr. Myrum will be eligible for an, undetermined, mutually agreed upon bonus upon entering each extension period. The warrants will vest upon the first to occur of (a) the first commercialization (i.e. sale, lease, procedure payment or other activity in which monies are received by the Company but excluding any placements at KOL sites for post-market studies) by the Company or (b) a Change in Control of the Company. The warrants issued are immediately exercisable upon vesting, five-year warrants exercisable at $0.50 per share.

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

4.1
Form of Warrant dated May 8, 2013 issued to James Davis and William Reiling for November 2012 through March 2013 loan guarantee consideration (incorporated by reference to exhibit 4.1 to the Quarterly Report on Form 10-Q filed May 14, 2013).

4.2
Form of Warrant dated May 8, 2013 issued to James Davis and William Reiling for April 2013 through February 2014 loan guarantee consideration (incorporated by reference to exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 14, 2013).).

4.3	Form of Warrant dated May 8, 2013 issued for cash advances ((incorporated by reference to exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 14, 2013).).

4.4	Form of Warrant issued pursuant to consulting agreements (incorporated by reference to exhibit 4.4 to the Quarterly Report on Form 10-Q filed May 14, 2013).

10.1	Form of Loan Guarantor Compensation Letter Agreement dated May 8, 2013 (incorporated by reference to exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 14, 2013).).

10.2	Promissory Note dated May 8, 2013 issued in favor of Jeanne Rudelius (incorporated by reference to exhibit 10.6 to the Quarterly Report on Form 10-Q filed May 14, 2013)..

10.3*
Consulting agreement between ProUroCare Medical Inc. and Stanton Myrum dated May 8, 2013 and effective April 23, 2013 (incorporated by reference to exhibit 10.7 to the Quarterly Report on Form 10-Q filed May 14, 2013).

10.4	Line of credit agreement dated May 11, 2013 by and between ProUroCare Medical Inc. and Central Bank (incorporated by reference to exhibit 10.8 to the Quarterly Report on Form 10-Q filed May 14, 2013).

10.5*	ProUroCare Medical Inc. 2012 Stock Plan (incorporated by reference to Appendix A to the Proxy Statement filed June 29, 2012).

10.6*	Amendment to Consulting Agreement between ProUroCare Medical, Inc. and Stanton Myrum made as of April 30, 2013 (filed herewith).

10.7*	Consulting agreement between ProUroCare Medical, Inc. and Alan Shuler dated May 16, 2013 and effective May 13, 2013 (filed herewith).

10.8	Form of Unsecured Convertible Note issued in June 2013 “Bridge Loan” Financing (filed herewith).

10.9	Form of Warrants issued in June 2013 “Bridge Loan” Financing (filed herewih).

10.10	Form of Unsecured Convertible Note issued to an institutional investor on July 18, 2013 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

ProUroCare Medical Inc.

Date: August 14, 2013	By:	/s/ Stanton D. Myrum
	Name:	Stanton D. Myrum
	Title:	Chief Executive Officer

Date: August 14, 2013	By:	/s/ Alan Shuler
	Name:	Alan G. Shuler
	Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1
Form of Warrant dated May 8, 2013 issued to James Davis and William Reiling for November 2012 through March 2013 loan guarantee consideration (incorporated by reference to exhibit 4.1 to the Quarterly Report on Form 10-Q filed May 14, 2013).

4.2
Form of Warrant dated May 8, 2013 issued to James Davis and William Reiling for April 2013 through February 2014 loan guarantee consideration (incorporated by reference to exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 14, 2013).).

4.3	Form of Warrant dated May 8, 2013 issued for cash advances ((incorporated by reference to exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 14, 2013).).

4.4	Form of Warrant issued pursuant to consulting agreements (incorporated by reference to exhibit 4.4 to the Quarterly Report on Form 10-Q filed May 14, 2013).

10.1	Form of Loan Guarantor Compensation Letter Agreement dated May 8, 2013 (incorporated by reference to exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 14, 2013).).

10.2	Promissory Note dated May 8, 2013 issued in favor of Jeanne Rudelius (incorporated by reference to exhibit 10.6 to the Quarterly Report on Form 10-Q filed May 14, 2013)..

10.3*
Consulting agreement between ProUroCare Medical Inc. and Stanton Myrum dated May 8, 2013 and effective April 23, 2013 (incorporated by reference to exhibit 10.7 to the Quarterly Report on Form 10-Q filed May 14, 2013).

10.4	Line of credit agreement dated May 11, 2013 by and between ProUroCare Medical Inc. and Central Bank (incorporated by reference to exhibit 10.8 to the Quarterly Report on Form 10-Q filed May 14, 2013).

10.5*	ProUroCare Medical Inc. 2012 Stock Plan (incorporated by reference to Appendix A to the Proxy Statement filed June 29, 2012).

10.6*	Amendment to Consulting Agreement between ProUroCare Medical, Inc. and Stanton Myrum made as of April 30, 2013 (filed herewith).

10.7*	Consulting agreement between ProUroCare Medical, Inc. and Alan Shuler dated May 16, 2013 and effective May 13, 2013 (filed herewith).

10.8	Form of Unsecured Convertible Note issued in June 2013 “Bridge Loan” Financing (filed herewith).

10.9	Form of Warrants issued in June 2013 “Bridge Loan” Financing (filed herewith).

10.10	Form of Unsecured Convertible Note issued to an institutional investor on July 18, 2013 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan.