Form 10-Q
period 2013-09-30
ProUroCare Medical Inc.
filed 2013-11-14
CIK 1222244

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
YES ☐ NO ☒

The registrant has 18,604,737 shares of common stock and 306,679 Units (18,911,416 total) outstanding as of November 12, 2013.

ProUroCare Medical Inc.
Form 10-Q for the
Quarter Ended September 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$970	$73,159
Restricted cash	150,000	-
Prepaid expenses	74,305	133,325

Total current assets	225,275	206,484

Equipment and furniture, net	21,238	23,632
Debt issuance cost, net	337,234	5,246
	$583,747	$235,362

Liabilities and Shareholders' Deficit

Current liabilites:
Notes payable, bank	$650,025	$600,000
Convertible debt, net of discount	595,798	1,193,116
Notes payable, other	184,593	109,266
Accounts payable	935,858	838,918
Accrued expenses	1,314,915	1,008,933
Advances from related parties	122,500	-
Debt offering subscriptions received	150,000	-
Total current liabilities	3,953,689	3,750,233

Commitments and contingencies:
Long-term notes payable, bank	-	100,025
Long-term convertible debt, net of discount	772,884	200,000

Total liabilities	4,726,573	4,050,258

Shareholders' deficit:
Common stock, $0.000001 par. Authorized 50,000,000 shares; 18,468,855 and 18,278,795 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	184	183
Additonal paid-in capital	36,251,864	35,106,535
Deficit accumulated during development stage	(40,394,874)	(38,921,614)
Total shareholders' deficit	(4,142,826)	(3,814,896)
	$583,747	$235,362

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period from
	Three Months Ended		Nine Months Ended		August 17, 1999
	September 30,		September 30,		(Inception) to
	2013	2012	2013	2012	September 30, 2013
Operating expenses:
Research and development	$3,304	$19,460	$61,784	$784,860	$8,938,261
General and administrative	212,784	181,719	777,380	821,362	16,776,926
Total operating expense	216,088	201,179	839,164	1,606,222	25,715,187
Operating loss	(216,088)	(201,179)	(839,164)	(1,606,222)	(25,715,187)

Incentive for early warrant exericise	-	-	-	-	(1,999,622)
Incentive for early warrant exercise-related parties	-	-	-	-	(727,481)
Interest income	-	-	-	-	23,867
Interest expense-other	(48,156)	(40,385)	(167,200)	(105,338)	(5,879,021)
Interest expense-related parties	(46,178)	(19,743)	(83,311)	(53,745)	(2,490,252)
Debt extinguishment expense	(33,655)	(25,846)	(149,451)	(101,786)	(1,711,777)
Debt extinguishment expense-related parties	(63,750)	(191,490)	(234,134)	(456,534)	(1,895,401)
Net loss	$(407,827)	$(478,643)	$(1,473,620)	$(2,323,625)	$(40,394,874)

Net loss per common share	$(0.02)	$(0.03)	$(0.08)	$(0.14)	$(7.11)
Basic and diluted

Weighted average number of shares outstanding:	18,438,717	17,760,769	18,375,888	17,183,340	5,676,339
Basic and diluted

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period from August 17,1999 (Inception) to
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(1,473,260)	$(2,323,625)	$(40,394,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,394	306	25,087
Gain on sale of furniture and equipment	—	—	(2,200)
Stock-based compensation and consulting	35,976	6,981	2,798,637
Common stock issued for services rendered	28,137	98,053	555,250
Common stock issued for debt issuance cost	—	—	177,086
Notes payable issued for intangibles expensed			—
as research and development	—	—	150,000
Note payable issued for interest	—	1,000	1,000
Convertible note issued for services rendered	—	—	2,700
Warrants issued for services	89,850	—	773,220
Warrants issued for debt issuance cost	—	—	1,782,828
Warrants issued for early warrant exercise incentive	—	—	2,727,103
Units issued for interest	—	—	8,700
Units issued for debt extinguisment	—	—	870,981
Amortization of original issue discount on debt	17,566	11,609	2,692,914
Amortization of debt issuance costs	383,585	562,276	4,219,603
Bargain conversion option added to note payable-			—
related party for debt extinguishment	—	—	48,214
Write-off debt issuance cost for debt extinguishment	—	—	42,797
Write-off of deferred offering cost	—	—	59,696
License rights expensed as research and development,			—
paid by issuance of common stock to CS Medical			—
Technologies, LLC	—	—	475,000
License rights expensed as research and development,			—
paid by issuance of common stock to Profile, LLC	—	—	1,713,600
Changes in operating assets and liabilities:			—
Prepaid expenses	59,020	(24,660)	(17,121)
Accounts payable	72,866	81,506	3,679,034
Accrued expenses	414,620	763,446	1,654,548
Net cash used in operating activities	(369,246)	(823,108)	(15,956,197)

Cash flows from investing activities:
Purchases of equipment and furniture	—	—	(46,325)
Deposit into a restricted cash account	(150,000)	—	(194,214)
Withdrawal from a restricted cash account	—	—	44,214
Net cash used in investing activities	(150,000)	—	(196,325)

Cash flows from financing activities:
Proceeds of note payable, bank	—	—	700,000
Payments of note payable, bank	(50,000)	(200,000)	(1,750,000)
Proceeds of notes payable	99,312	295,627	1,319,412
Payment of notes payable	(86,096)	(74,172)	(1,866,718)
Proceeds of notes payable - related party	—	—	1,346,596
Payments of notes payable - related party	—	—	(289,300)
Proceeds from long-term convertible notes payable
and bank debt	107,500	—	4,464,862
Proceeds from long-term convertible notes payable - related party	—	200,000	1,913,500
Payments of convertible notes payable	(10,000)		(10,000)
Payments on long-term bank debt	—	—	(600,000)
Net proceeds from warrants	—	—	104,500
Proceeds from exercise of warrants	—	—	2,406,788
Payments for debt issuance costs	(2,500)	—	(798,227)
Payment for rescission of common stock	—	—	(100,000)
Payments for offering expenses	—	—	(651,962)
Cost of reverse merger	—	—	(162,556)
Advances from related parties	238,841	—	238,841
Proceeds from debt subscription agreement	150,000	—	150,000
Net proceeds from issuance of common stock	—	707,000	9,737,756
Net cash provided by financing activities	447,057	928,455	16,153,492
Net increase (decrease) in cash	(72,189)	105,347	970
Cash, beginning of the period	73,159	25,843	—
Cash, end of the period	$970	$131,190	$970

ProUroCare Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,		Period from August 17,1999 (Inception) to
	2013	2012	September 30, 2013
Supplemental cash flow information:
Cash paid for interest	$26,797	$38,785	$1,058,965
Non-cash investing and financing activities:
Offering costs included in accounts payable	—	—	371,808
Deferred offering costs offset against gross proceeds of offering	—	—	823,078
Debt issuance costs included in accounts payable	—	—	114,156
Debt issuance costs included in accrued expenses	—		160,044
Warrants issued for debt issuance costs	732,725	91,125	1,628,805
Warrants issued for services rendered	—	—	12,500
Prepaid expenses financed by note payable	—	—	246,871
Issuance of note payable for redemption of common stock	—	—	650,000
Notes payable tendered for warrant exercise	—	—	1,077,982
Conversion of accounts payable to note payable	—	—	253,906
Conversion of accrued expenses to note payable	12,111	—	25,680
Convertible debt issued in lieu of cash for accrued expenses	—	—	31,413
Convertible debt issued in lieu of cash for accounts payable	—	—	65,698
Convertible debt issued as debt issuance costs related to guarantee of long-term debt (recorded as a beneficial conversion in additional paid-in capital) applied to accounts payable	—	—	733,334
Conversion of accrued expenses to equity	150,341	160,044	836,486
Conversion of notes payable to equity	—	—	610,300
Conversion of convertible debt to equity	—	—	2,991,742
Conversion of notes payable to convertible notes payable	—	20,000	220,000
Common stock issued in lieu of cash for accrued expenses	—	—	271,553
Common stock issued in lieu of cash for accounts payable	18,801	4,971	246,063
Common stock issued in lieu of cash for accrued development cost	—	—	2,065,385
Common stock issued for debt issuance cost	—	486,408	1,611,571
Deposits applied to note payable and accrued interest	—	—	142,696
Deposits applied to accounts payable	—	—	45,782
Assumption of liabilities in the Profile, LLC transaction	—	—	25,000
Proceeds from sale of furniture and equipment	—	—	2,200
Deposits applied to accrued expenses	—	—	1,076

See accompanying notes to consolidated financial statements.

ProUroCare Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

September 30, 2013 and 2012 and the period from
August 17, 1999 (Inception) to September 30, 2013

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies.

(a)           Description of Business, Development Stage Activities

ProUroCare Medical Inc. (“ProUroCare,” the “Company,” “we” or “us”) is engaged in the business of developing for market innovative products for the detection and characterization of male urological prostate disease. The primary focus of the Company is currently the prostate imaging device, known as the ProUroScan TM System, which is designed to produce an image of the prostate as an adjunctive aid in visualizing and documenting abnormalities of the prostate that have been detected by digital rectal examination. The Company’s developmental activities, conducted by its wholly owned operating subsidiary, ProUroCare Inc. (“PUC”) in conjunction with its development partner, Artann Laboratories, Inc. (“Artann”), have included the acquisition of several technology licenses, the purchase of intellectual property, the development of a strategic business plan and a senior management team, product development and fund raising activities. In April 2012, the ProUroScan System received initial clearance for marketing in the United States by the Food and Drug Administration (“FDA”). The Company is currently in the process of raising additional financing required to complete and obtain FDA approval of a reusable probe for the ProUroScan System and move to commercialization.

(b)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at December 31, 2012 was derived from the audited consolidated financial statements as of that date. Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

(c)            Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were anti-dilutive for the three months and nine months ended September 30, 2013 and 2012 and the period from August 17, 1999 (Inception) to September 30, 2013 due to the Company’s net losses. 13,357,604 and 10,598,385 shares of common stock issuable under stock options, warrants and convertible debt were excluded from the computation of diluted net loss per common share for the nine months ended September 30, 2013 and 2012, respectively.

(d)           Stock-Based Compensation

The Company’s policy is to grant stock options at fair value at the date of grant and to record stock-based employee compensation expense at fair value. The Company recognizes the expense related to the fair value of the award on a straight-line basis over the vesting period.

From time to time, the Company issues options and warrants to non-employees (typically board members or consultants). It is the Company’s policy to grant options, and stock warrants at or above the fair market value at the date of grant, determined to be the average of the last closing price of the stock over the previous 10 or 30 trading days. The fair value of options, warrants and stock issued to non-employees is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the options, warrants and stock are measured at their then-current fair value at each interim reporting date. The fair value so determined is expensed on a straight-line basis over the associated performance period.

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

(f)            Restricted Cash

The Company received $150,000 in cash payments during the nine months ended September 30, 2013, representing subscriptions to a private debt offering. Under the terms of the debt offering, the funds cannot be used by the Company until a closing on the minimum amount of the offering is held, so the cash is restricted and would be returned to the subscriber if a closing is not completed. All $150,000 of the restricted cash was converted into a new Bridge Financing in October 2013 and is unresticted as of November 5, 2013.

(g)           Going Concern

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception, and our requirement for additional working capital to support future operations, raises substantial doubt as to our ability to continue as a going concern. As of September 30, 2013 the Company had an accumulated deficit of $40,394,874. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2. Accounts Payable

Accounts payable are summarized as follows:

	September 30, 2013	December 31, 2012
Accounts payable, related parties	$104,150	$115,151
Accounts payable, other	831,708	723,767
	$935,858	$838,918

Note 3. Accrued Expenses.

Accrued expenses are summarized as follows:

	September 30, 2013	December 31, 2012
Accrued development expense	$472,125	$515,000
Accrued interest	371,159	183,924
Accrued compensation	214,375	118,080
Accrued royalties	70,835	33,000
Accrued directors fees	49,875	0
Other accrued expenses	105,046	43,277
Audit fees	31,500	42,000
Accrued loan consideration to be paid in stock	0	73,652
	$1,314,915	$1,008,933

Note 4. Debt Issuance Costs

The Company’s loans have been made pursuant to loan arrangements or guarantees that include the provision of compensation to the lenders or guarantors in the form of Company common stock or warrants. The value of the compensation issued in the form of common stock or warrants is recorded as debt issuance cost and amortized over the term of the loans.

Pursuant to the debt guarantees of the Company’s bank loans and loans received from individual lenders, 3,096,057 warrants valued at $786,725 were issued or accrued for issuance during the nine months ended September 30, 2013 (see Notes 4, 5 and 6). Of this, warrants valued at $ 73,652 were issued in lieu of amounts previously accrued for issuance in the form of common stock. Bank refinance fees of $ 2,500 paid in cash were recorded as debt issuance cost and immediately amortized as debt extinguishment expense.

Debt issuance costs are summarized as follows:

	September 30, 2013	December 31, 2012
Debt issuance costs, gross	$2,503,392	$1,787,819
Less amortization	(2,166,158)	(1,782,573)
Debt issuance costs, net	$337,234	$5,246

Debt issuance cost amortization is recorded as either debt extinguishment expense or interest expense, depending on the specific terms of loan amendments. The amortization of debt issuance costs for the nine months ended September 30, 2013 and 2012, and the period from August 17, 1999 (Inception) to September 30, 2013 was as follows:

	Nine months ended September 30,		August 17, 1999 (Inception) to
	2013	2012	September 30, 2013
Amortization of expense	$383,585	$562,276	$4,219,603

Note 5. Notes Payable – Bank.

The following summarizes the balances of bank notes payable at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Short-term notes payable, bank:
Crown Bank promissory note	$450,000	$500,000
Central Bank line of credit	100,000	100,000
Central Bank promissory note	100,025	0
Total short-term notes payable, bank	$650,025	$600,000

Long-term notes payable, bank:

Central Bank promissory note	$0	$100,025

Crown Bank Loan

On March 27, 2013, the Company refinanced its $ 500,000 promissory note with Crown Bank (the “Crown Loan”). Pursuant to the amendment, a principal reduction payment of $ 50,000 was made on March 27, 2013, with a second $50,000 reduction due on January 15, 2014 . The note matures on February 15, 2014 , and bears interest at the prime rate plus one percent, but never less than 6.0% (currently 6.0%). The Crown Loan remains secured by all Company assets and continues to be guaranteed by James L. Davis, a director of the Company and William S. Reiling, a greater than 5% shareholder of the Company (see Note 6 for consideration paid to the guarantors in the form of equity). On the renewal date, it was determined that a substantial modification of the terms of the note was made as the present value of the cash flows under the new promissory note was greater than 10% higher than the present value of the cash flows under the original note. Accordingly, the value of the warrants issued pursuant to this arrangement were recorded as debt issuance cost and are being expensed as debt extinguishment expense as they are earned. The Company recognized Crown Bank related expenses of $190,780 of debt extinguishment expense related to the warrants and $ 2,500 of debt extinguishment expense related to bank fees during the nine months ended September 30, 2013.

Central Bank Loans

On January 17, 2013, the Company renewed its $ 100,025 Central Bank loan. The renewed loan matures on January 17, 2014 , and bears interest at the prime rate plus one percent, with a minimum annual rate of 5.0% (currently 5.0%). On May 11, 2013, the Company renewed its $ 100,000 Central Bank line of credit. The renewed line of credit matures on January 17, 2014 , and bears interest at the prime rate plus one percent, with a minimum annual rate of 5.0% (currently 5%). The Central Bank facilities (the “Central Loans”) are guaranteed by an individual investor (see Note 7 for consideration paid to the guarantor in the form of equity). On the renewal dates, it was determined that a substantial modification of the terms of the Central Loans was made as the present value of the cash flows under the new promissory notes were greater than 10% higher than the present value of the cash flows under the original note. Accordingly, the value of the warrants issued pursuant to this arrangement were recorded as recorded as debt issuance cost and are being expensed as debt extinguishment expense as they are earned. The Company recognized $23,323 of debt extinguishment expense related to the Central Loans during the nine months ended September 30, 2013.

Note 6. Notes Payable.

 The following summarizes notes payable balances at September 30, 2013 and December 31, 2012.

	September 30,		December 31,
	2013		2013
Convertible debt:
Secured convertible debt, related parties:
Bears interest at 10%, convertible at $.50 per share and matures December 26, 2014	$261,018	(1)	$261,018
Bears interest at 10%, convertible at $.50 per share and matures September 20, 2014	325,000	(1)	325,000
Bears interest at 10%, convertible at $.50 per share and matures October 8, 2014	300,000	(1)	300,000
Bears interest at 10%, convertible at $.50 per share and matures March 31, 2015	200,000	(1)	200,000
Subtotal	1,086,018		1,086,018

Secured convertible debt, other:
Bears interest at 10%, convertible at $.50 per share and matures September 20, 2014	175,000	(1)	175,000
Subtotal	175,000		175,000
Total secured convertible debt	1,261,018		1,261,018

Unsecured convertible debt:
Convertible debt, related parties, net of discount
Bears interest at 10%, convertible at $.50 per share and matures July 1, 2014. Shown net of $14,263 in unamortized original issue debt discount.	10,737	(2)	-
	10,737		-

Convertible debt, other, net of discount
Bears interest at 10%, convertible at $0.50 per share and matures December 28, 2014	6,400	(1)	6,400
Bears interest at 10%, convertible at $1.30			60,000
Bears interest at 10%, convertible at $.50 per share and matures July 12-August 5, 2014. Balance is shown net of $30,637 unamortized original issue debt discount	19,363	(2)	-
Bears interest at 8%, convertible at 60% of the average of the three lowest trading prices in a 10-day period, matures October 1, 2014, net of $27,034 debt discount	5,466	(3)	-
Bears interest at 10%, convertible at $1.00 per share and matured August 10, 2013	65,698		65,698
	96,927		132,098
Total unsecured convertible debt, net of discount	107,664		132,098
Total convertible debt, net of discount	$1,368,682		$1,393,116

Other unsecured debt:
Insurance policy financing, bears interest at 3.32%, payments of $11,188 per month, matures March 31, 2014	66,482		33,266
Bears interest at 10%, matured August 22, 2013	40,000		40,000
Bears interest at 10%, matures August 13, 2014	78,111	(4)
Bears interest at 10%, matured March 22, 2013			21,000
Bears interest at 10%, matured March 29, 2013			15,000
Total other debt	$184,593		$109,266

(1)
As an incentive for the lender to add one year to the maturity of these notes, the Company changed the conversion price to $.50 per share, increased the interest rate to 10% and issued three-year warrants, to purchase one share, at $.50 per share, for each dollar in the extended note.

(2)
The Company sold "Bridge Loan" notes in July and August 2013 to a related party, for $25,000, and to unrelated parties, for $50,000,  bearing interest at 10% and convertible at $.50 per share. The notes mature in 12 months from their issue date. The Company also issued three-year warrants at $.50 per share for four shares for each $1 invested. The Company recorded $57,000 of discounts on the debt for the value of the warrants issued which will be amortized over the term of the notes payable. The Company recorded expense of $12,100 included in interest expense for the three and nine months ended September 30, 2013.

(3)
The Company issued a convertible note on July 18, 2013 but dated June 28, 2013 to a financial institution. The note bears interest at 8%, matures October 1, 2014 and is convertible at 60% of the average of the three lowest trading prices in any 10-day period prior to maturity. The Company recorded $32,500 of discount on the debt for the value of the beneficial conversion feature which will be amortized over the term of the note payable. The Company recorded expense of $5,466 included in interest expense for the three and nine months ended September 30, 2013.

(4)
The Company made a payment of $20,000 to a non-related party on August 13, 2013, issued a new 10% interest note in the amount of $78,111 and a maturity of August 13, 2014, and issued a three-year warrant for 70,000 shares at $.50 per share, to repay four notes totaling $86,000 and accrued interest totaling $12,111. On August 13, 2013, it was determined a substantial modification of the terms of the note was made as the present value of the cash flows under the new promissory note was greater than 10% higher than the present value of the cash flows under the original notes. Accordingly, the value of the warrants issued pursuant to this arrangement were recorded as debt issuance cost and are being expensed as debt extinguishment expense over the terms of the new note. The Company recognized $1,749 of debt extinguishment expense related to the warrants during the three and nine months ended September 30, 2013.

Note 7. Shareholders’ Equity.

Stock and Stock Options

On January 4, 2013, the Company issued 20,000 shares of its common stock to Larry Getlin, who at the time was a director, in lieu of $ 12,800 of accrued consulting fees. On March 26, 2013, the Company issued 80,000 shares of its common stock to a consultant in lieu of $ 34,000 of accrued consulting fees.

On May 16, 2013 the Company entered into a consulting agreement with Alan Shuler, its Interim Chief Financial Officer. Under terms of the consulting agreement Mr. Shuler is paid 1/3 of his consulting fees, on a monthly basis, in common stock of the Company. The value of the shares issued is determined based upon the volume weighted trading average of the Company’s common stock for all the trading days during the month. Mr. Shuler was issued 72,636 shares, with a value of $24,287, during the three months ended September 30, 2013 and 84,060 shares, with a value of $28,137, during the nine months ended September 30, 2013. The Company accrued $7,488 as of September 30, 2013 representing the value of 21,952 shares issued to Mr. Shuler in October 2013 that were earned in September 2013.

On August 22, 2013 the Company issued stock options for 25,000 shares to each of James Davis, Robert Rudelius, Scott Smith and David Kaysen as compensation for their service on the board of directors for the period August 22, 2013 to August 22, 2014. The options have an exercise price of $.50 per share and expire August 22, 2016. The value of the stock options was determined to be $.20 per share, or $20,000 in total, and this amount is amortized over a 12 month period on a straight line basis.

Stock-based compensation expense related to options and warrants for the periods ended September 30, 2013 and 2012, and the period from August 17, 1999 (inception) to September 30, 2013, is outlined below. The Company estimates the amount of future stock-based compensation expense related to currently outstanding options to be approximately $5,000 for the remaining part of the year for the year ending December 31, 2013. Shares issued upon the exercise of stock options are newly issued from the Company’s authorized shares.

	Nine months ended September 30,				August 17, 1999 (Inception) to
	2013		2012		September 30, 2013
	Expense	Per Share	Expense	Per Share	Expense	Per Share
Stock-based compensation	$35,976	$0.00	$6,981	$0.00	$2,798,637	$0.49

Warrants

On May 8, 2013, the Company issued 327,600 warrants to certain consultants with a value of $81,900. The five-year warrants issued will vest upon the Company’s first commercial sale of product or upon a change of control of the Company, and are exercisable at $ 0.50 per share.

Between March 12 and June 30, 2013, officers, directors, and other related parties made cash advances to the Company totaling $216,341. On May 8, 2013, the Company issued 698,046 warrants to certain of these parties in lieu of cash repayment of $116,341. The warrants issued are five-year warrants and immediately exercisable at $ 0.50 per share.

On May 8, 2013, the Company executed a consulting agreement with its interim CEO, Stan Myrum, effective as of April 23, 2013. Under the terms of his consulting agreement Mr. Myrum will earn an hourly fee to be paid in cash, and was issued a commitment fee of 150,000 warrants to purchase our common stock. The agreement contains successive two month extension periods unless either party terminates the agreement and has been automatically extended through November 2013. Mr. Myrum will be eligible for an undetermined, mutually agreed upon bonus upon entering each extension period. The warrants will vest upon the first to occur of (a) the first commercialization (i.e. sale, lease, procedure payment or other activity in which monies are received by the Company but excluding any placements at Key Opinion Leader ( “KOL ”) sites for post-market studies) by the Company or (b) a Change in Control of the Company. The warrants issued are immediately exercisable, five-year warrants exercisable at $0.50 per share.

On May 8, 2013 a warrant to purchase 54,630 shares at $.50 per share was issued to a former officer as compensation for consulting services. The warrant has a term of 5 years and will vest upon the first to occur of (a) the first commercialization of the ProUroScan (as defined in the warrant) or (b) a Change in Control of the Company.

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

Crown Note consideration (see Note 5)

As of December 31, 2012, the Company had accrued for issuance 80,460 shares of its common stock valued at $ 62,760 as consideration to the two guarantors of the Crown Note for the guarantee period from November 1, 2012 through December 31, 2012. On May 8, 2013, the guarantors agreed to accept as consideration warrants instead of common shares. Accordingly, the Company issued a total of 583,340 immediately vested warrants with a fair value determined using the Black-Scholes pricing model of $ 163,336 for the guarantee period from November 1, 2012 through March 31, 2013. At the same time the Company issued a total of 590,626 warrants valued at $ 165,375 as consideration to the guarantors for the period from April 1, 2013 to February 15, 2014. The warrants will vest as to 28,125 shares on the first of each month from April 2013 to January, 2014, and as to 14,063 shares on February 1, 2014, subject to adjustment if the amount of the loan guaranteed should change. All the warrants issued are five-year warrants exercisable at $ 0.50 per share.

Central Loans consideration (see Note 5)

As of December 31, 2012, the Company had accrued for issuance 11,774 shares of its common stock valued at $ 10,892 as consideration to the guarantor of the Central Loans for the guarantee period from July 17, 2012 through December 31, 2012. On May 8, 2013, the guarantor agreed to accept as consideration warrants instead of common shares. Accordingly, the Company issued to the guarantor 25,000 immediately vested warrants with a fair value of $ 7,000 for the guarantee period from July 17, 2012 through January 17, 2013 in the case of the Central Bank promissory note, and 25,000 immediately vested warrants with a fair value of $ 7,000 for the guarantee period from November 12, 2012 through May 12, 2013 in the case of the Central Bank line of credit. The Company also issued 50,000 warrants with a fair value of $ 14,000 for the period from January 17, 2013 to January 16, 2014 in the case of the Central Bank promissory note and 33,333 warrants valued at $ 9,333 for the period from May 12, 2013 to January 16, 2014 in the case of the Central Bank line of credit. These warrants will vest ratably on a monthly basis over the term of the loans, subject to adjustment if the amount of the loan amounts guaranteed should change. All the warrants issued are five-year warrants exercisable at $ 0.50 per share.

Consideration for related party convertible debt (see Note 6)

On May 8, 2013, the lender of $ 250,000 pursuant to short term notes agreed to refinance the note with a new convertible note that matures on December 26, 2013. As consideration to the lender, the Company issued a warrant for 150,000 shares with immediate vesting and a fair value of $42,000, which were expensed on a straight line basis over the refinancing period. The warrants issued are five-year warrants exercisable at $ 0.50 per share. On September 20, 2013 the related party convertible debt lenders of $1,151,108 agreed to extend their debt for one year beyond the exiting maturity date. As consideration for the debt extension the Company changed the conversion price to $.50 per share, increased the interest rate to 10% and issued three-year warrants for 1,151,108 shares at $.50 per share. On the renewal date it was determined that a substantial modification of the terms of the note was made as the present value of cash flows under the new convertible notes was greater than 10% higher than the present value of the cash flows under the original notes. The value of the warrants was determined to be $224,322 using the Black-Scholes valuation model. The value of the warrants was added to the debt issuance cost account and $15,127 was amortized in debt extinguishment expense during the three months ended September 30, 2013.

Consideration for non-related party convertible debt (see Note 6)

On September 20, 2013 the non-related party convertible debt lenders of $116,400 agreed to extend their debt for one year beyond the exiting maturity date. As consideration for the debt extension the Company changed the conversion price to $.50 per share, increased the interest rate to 10% and issued three-year warrants for 116,400 shares at $.50 per share. On the renewal date it was determined that a substantial modification of the terms of the note was made as the present value of cash flows under the new convertible notes was greater than 10% higher than the present value of the cash flows under the original notes. The value of the warrants was determined to be $22,180 using the Black-Scholes valuation model. The value of the warrants was added to the debt issuance cost account and $2,856 was amortized in debt extinguishment expense during the three months ended September 30, 2013.

Consideration for other short term notes (see Note 6)

Pursuant to existing terms of several other loans with an aggregate principal amount of $76,000 , the Company accrued for issuance a total of 142,500 warrants with a fair value of $ 99,600 during the three months ended March 31, 2013. The Company also accrued for issuance a total of 71,250 warrants with a fair value of $ 49,800 during the three months ended June 30, 2013. All the warrants will vest upon issuance, are due upon repayment of the related loans, and will be exercisable for five years at $ .50 per share

Note 8. Income Taxes.

The Company has generated net operating loss carryforwards of approximately $ 11.2 million. The Company has also generated approximately $ 13.9 million of built-in losses in the form of start-up expenses. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and built-in losses in the event of a change in ownership of the Company that constitutes an “ownership change,” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a formal study has not been completed, the Company has analyzed its equity ownership changes and believes that such an ownership change occurred upon the completion of its 2009 public offering. Federal net operating losses of approximately $ 5.4 million and built-in losses of $ 7.7 million incurred prior to the 2009 public offering are limited to a total of approximately $ 1.1 million, consisting of annual amounts of approximately $ 104,000 per year for each of the years 2013-2023 . We believe that approximately $ 12 .0 million of combined net operating losses and built-in losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.

Net federal and state operating loss carryforwards of approximately $ 5 .0 million generated subsequent to the Company’s 2009 public offering will begin to expire in 2025 . The net operating loss carryforwards are subject to examination until they expire.

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

The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2010 - 2012
State of Minnesota 2010 - 2012

Note 9. Commitments and Contingencies

Due to funding limitations, the Company’s former executive officers did not receive their salaries for an extended time. In April, 2013, our former officers ceased to be statutory employees of the Company, and now provide consulting services to the Company as requested by the current executive officers. Approximately $ 215,000 of unpaid payroll and benefits have been accrued and are included in accrued expenses as of September 30, 2013. The Company has made no arrangements to pay these amounts.

Note 10. Subsequent Events.

From October 1, 2013 to November 5, 2013 the Company sold “Bridge Financing” notes to two unrelated parties in the amount of $150,000 and to two related parties in the amount of $50,000. The notes mature October 1, 2015, bear interest at 10%, and are secured by all the assets of the Company under a collateral sharing agreement. The notes are convertible at the lower of $.50 per share, the 30 day volume-weighted trading average for the Company stock or 75% of the effective price of any financing in excess of $3 million during the term of the note. In addition, the Company issued the lenders warrants with a three year term to purchase 600,000 common shares at $.50 per share. The $150,000 in restricted cash reflected on the balance sheet as of September 30, 2013 was converted to purchase the unrelated party notes and the Company’s cash balance is no longer restricted.

On October 7, 2013 a related party made an advance of $50,000 to the Company to pay for operating expenses and the balance in advances from related parties as of November 5, 2013 is $172,500.

The Company signed an engagement agreement with an investment banker and in connection with the agreement the Company paid a retainer fee of $12,500 in cash and 400,000 shares of restricted stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited consolidated financial statements, and notes thereto, filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

Current operating expenses

We incur ongoing expenses that are directly related to being a public company, including professional audit and legal fees, public and investor relations, financial consulting, directors’ and officers’ insurance premiums, financial printing, press releases, and transfer agent fees. We also incur costs associated with regulatory consulting and the prosecution and maintenance of our intellectual property. In addition, we incur normal general and administrative costs including executive officer compensation, travel, insurance, telephone, supplies and other miscellaneous expenses, as we move into production and begin marketing our products, we expect to add internal resources starting with operations, marketing, and engineering.

Three months and nine months ended September 30, 2013 compared to September 30, 2012:

Operating Expenses/Operating Loss. Our operating expenses for the three months ended September 30, 2013 were $216,000 an increase of $15,000, or 7%, compared to operating expenses of $201,000 last year. Our operating expenses in the nine months ended September 30, 2013 were $839,000, a reduction of $767,000, or 48%, from the comparable period in 2012. Our operating expenses for both periods consisted primarily of compensation costs, consulting and professional services costs. The decrease in expense in the nine-month 2013 period was primarily a result of a reduction of approximately $700,000 in research and development expense, primarily related to a one time development milestone fee that was due related to the FDA approval on April 27, 2012.

In the three-month period ended September 30, 2013 the company incurred a loss of $408,000 compared to a loss of $479,000 in the comparable 2012 period and in the nine-month period ended September 30, 2013 the company recorded a loss of $1,473,000 compared to $2,324,000 in the comparable 2012 period largely due to the $700,000 reduction in R&D expense. The company also reduced its spending on marketing and travel and entertainment by $23,000 in the three-month period and $80,000 in the nine-month period.

Net Interest Expense. Interest expense includes the stated interest on funds we have borrowed, interest charged by Artann on postponed milestone payments, and debt issuance costs, primarily the cost of equity paid as consideration to lenders and loan guarantors incurred in obtaining or refinancing the loans. Net interest expense for the three months ended September 30, 2013 was $77,000, an increase of 28% compared to $60,000 during the same period last year. Net interest expense was $250,000 in the nine months ended September 30, 2013, an increase of 57% from $159,000 in the comparable 2012 period. Interest of $26,000 accrued in the three-month period and $74,000 in the nine-month period on a $472,000 milestone payment that is due to Artann and modifications to increase the interest rate on debt that was extended for an additional year accounts for most of this increase.

Debt Extinguishment Expense . Debt extinguishment expense arises primarily from the issuance of stock or warrants pursuant to the modification to provisions of short-term loans from lenders in certain financing transactions. Debt extinguishment expense for the three months ended September 30, 2013 decreased to $97,000 from $217,000 during the same period last year, and decreased to $383,000 in the nine months ended September 30, 2013 compared to $558,000 in the comparable 2012 period. The decrease in expense in both the three-month and nine-month periods was due to a reduction in the valuation of warrants, using the Black-Scholes valuation model, because the exercise price of the warrants was greater than the underlying stock price on the date of grant.

Liquidity and Capital Resources

Assets; Property Acquisitions and Dispositions

Our primary assets are our intellectual property rights, including patents, patent applications and our license agreement with Artann, which are the foundation for our proposed product offerings. These assets secure $450,000 of senior bank notes and $1,300,000 of subordinated notes as of September 30, 2013.

Sources and Uses of Cash

Net cash used in operating activities was $369,000 during the nine months ended September 30, 2013 compared to $823,000 in 2012. The decreased use of cash was primarily related to the reduction in net loss in the nine months ended September 30, 2013 compared to the comparable period in 2012.

Net cash used in investing during the nine months ended September 30, 2013 was $150,000 compared to none in 2012. During the 2013 period the company transferred $150,000 to a restricted account while the company continued to raise funds under a private PPM that contains a minimum funding requirement prior to closing. There was no similar restricted cash transfer in 2012.

Net cash provided by financing was $447,000 in the nine months ended September 30, 2013 compared to $928,000 during the nine months ended September 30, 2012. The cash provided by financing was $481,000 lower in 2013 primarily because the company received $707,000 in net proceed from issuance of common stock in the 2012 period compared to none in 2013. This was offset, in part, by an increase of $107,500 in proceeds from debt issuance and $150,000 in proceeds from debt subscriptions.

Operating Plans and Cash Requirements

As outlined in “Overview,” above, we are currently in the process of finalizing changes to the probe design to facilitate an effective cleaning and disinfection protocol, to be followed by laboratory validation testing of the protocols, and submission of a 510(k) application for FDA market clearance that will use the original probe as a predicate device. The obvious end result is to get FDA clearance for a product that can be re-used multiple times so that the cost of the procedure to the patient is cost-effective.

In order to accomplish this key goal, our short-term strategy is to eliminate all expenses not directly related to gaining 510(k) approval, fulfilling our SEC reporting obligations, and meeting certain obligations to key suppliers. We expect this process will take between eight and twelve months to accomplish, and estimate the cost to complete these activities to be approximately $1,500,000. During this time, our company will have no employees, the officers will serve on a consulting basis and the board will be limited to 5 very active individuals.

Longer term, we plan to initiate the following actions leading to our product rollout as soon as funding permits:

Å	Identify and recruit a qualified permanent CEO to lead the Company and raise needed capital.

Å
Install ProUroScan systems in the facilities of approximately four members of our Scientific Advisory Board to begin formal training in the use of the system, and to perform studies. We believe the work done by these key opinion leaders will provide additional important scientific validation that will help facilitate market acceptance.

Å	Complete a strategic market development plan.

Å	Establish the internal quality control systems and capabilities required to enter the highly regulated U.S. medical device market.

Å	Develop additional software to expand the data management capabilities of the ProUroScan System and lay the groundwork for future information services offerings.

Å	Design and implement modifications to the ProUroScan System to further reduce its size and cost.

To achieve these longer term objectives we expect to engage contract manufacturers, consultants, and engineering firms, and hire a limited number of key personnel, to scale-up operations for our commercial launch as outlined above.

Additional funding needs:

•	Approximately $600,000 is currently due to Artann for a milestone payment and accrued interest pursuant to the terms of our development agreement.

•
We have $105,000 of unsecured debt that has matured. We intend to negotiate with the lenders to extend the maturity dates of their loans and/or convert the debt to equity, possibly by offering a reduced conversion price and additional warrants as incentive. If loans are converted to equity, existing shareholders will experience dilution in their ownership interest. If we are unsuccessful in obtaining maturity date extensions, we may be required to raise additional funds to retire the debt. There is no assurance that we will be successful in extending the maturity dates or inducing conversion of this debt.

•
We owe approximately $900,000 to service providers and suppliers, including approximately $700,000 for legal services. We believe that a certain amount of the legal services can be paid in the form of equity instruments.

Current Financing Plans

We currently have limited funds available, and we are not meeting many of our current obligations, including consulting fees. We plan to raise the funds required to meet these obligations and accomplish our operating objectives through a combination of sources, including private sales or a public offering of our debt or equity securities, the Company has also signed an engagement agreement with an investment banker to raise up to $10 million in the next 3-6 months primarily by making connections with institutional investors who are currently unfamiliar with the Company. We are dependent upon our ability to successfully raise new cash through these potential sources to fund operations, to make the Artann milestone payment and repay debt . There is no assurance that sufficient capital can be raised through the means noted or at all.

We intend to establish a strategic relationship with a large urology medical device, imaging, therapeutic, or pharma company as a more effective way to accelerate sales and marketing activities and develop our understanding of international market requirements (see our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1 – Business, “ Approach to Market Entry ” ). We expect such a strategic partner may provide financial support in the form of loans, licensing fees, equity investment or a combination of these, but there is no assurance that such a relationship will be completed. In addition to financial support, a successful collaboration with such a partner could allow us to gain access to downstream marketing, manufacturing and sales support that could reduce the amount of funding we will require.

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

Valuation of Stock-Based Compensation

Since inception, we have measured and recognized compensation expense for all share-based payment awards made to employees and directors, including employee stock options, and share-based consideration payments to lenders and loan guarantors, based on fair value. Our determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price and estimates regarding projected stock option exercise behaviors and forfeitures. We recognize the expense related to the fair value of the award on a straight-line basis over the vesting period.

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

As of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2013 the Company issued warrants to related parties for 1,086,108 shares and to unrelated parties for 181,400 shares. The warrants have a three year term and are exercisable at $.50 per share. These warrants were granted as an incentive for note holders holding $1,267,508 in secured and unsecured debt to extend the maturity of their notes by one year.

Between July 1, 2013 and August 5, 2013, the Company sold $25,000 in Bridge Loan notes to related parties and $50,000 in Bridge Loan notes to unrelated parties. The notes bear interest at 10%, are convertible at $.50 per share, and mature in 12 months. The Company also issued three-year warrants to purchase 300,000 shares of common stock at $.50 per share in connection with these notes.

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

 Item 5. Other Information

Between October 1, 2013 and November 5, 2013, the Company sold $200,000 in face value of notes in a “Bridge Financing” offering including $50,000 to Executive Officers of the Company. The notes mature October 1, 2016, bear interest at 10%, are secured by all the assets of the company and are convertible at the lower of $.50 per share, the 30 day volume-weighted trading average of the company’s stock or 75% of the effective price of any financing in excess of $3 million during the term. The Company also issued three-year warrants to purchase 600,000 shares of common stock at $.50 per share. The $150,000 restricted cash balance on the balance sheet as of September 30, 2013 was converted to purchase $150,000 of the notes and there are no restricted cash balances as of November 5, 2013.

In November 2013 the Company issued 400,000 restricted common shares to an investment banker as part of a retainer fee in connection with an engagement agreement for the investment banker to raise $5-$10 million in the next three to six months. The agreed upon value of these shares will be deducted from the success fee, upon closing of the financing, or the shares may be repurchased from the investment banker for $.20 per share.

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

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Form of Secured Convertible Note issued in October 2013 “Bridge Financing” (filed herewith).

10.2	Form of Warrants issued in October 2013 “Bridge Financing” (filed herewith).

10.3	Form of Unsecured Convertible Note issued to an institutional investor on July 18, 2013 (incorporated by reference to exhibit 10.10 to the quarterly report on Form 10-Q filed August 14, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith ) .

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 (filed herewith ) .

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith ) .

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProUroCare Medical Inc.

Date: November 14, 2013	By:	/s/ Stanton D. Myrum
	Name:	Stanton D. Myrum
	Title:	Chief Executive Officer

Date: November 14, 2013	By:	/s/ Alan Shuler
	Name:	Alan G. Shuler
	Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Form of Secured Convertible Note issued in October 2013 “Bridge Financing” (filed herewith).

10.2	Form of Warrants issued in October 2013 “Bridge Financing” (filed herewith).

10.3	Form of Unsecured Convertible Note issued to an institutional investor on July 18, 2013 (incorporated by reference to exhibit 10.10 to the quarterly report on Form 10-Q filed August 14, 2013)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 ( filed herewith ) .

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002 ( filed herewith ) .

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith ) .

* Management contract or compensatory plan.